Form 10-Q
period 2019-03-30
Kontoor Brands, Inc.
filed 2019-06-20
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-38854
KONTOOR BRANDS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	83-2680248
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

400 N. Elm Street Greensboro, North Carolina	27401
(Address of principal executive offices)	(Zip Code)
(336) 332-3400
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	KTB	New York Stock Exchange
The number of shares of common stock, no par value, of the registrant outstanding as of May 23, 2019 was 56,921,092.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
KONTOOR BRANDS, INC.
Combined Balance Sheets
(Unaudited)

(In thousands)	March 2019	December 2018		March 2018
ASSETS
Current assets
Cash and equivalents	$102,945	$96,776		$88,234
Accounts receivable, less allowance for doubtful accounts of $10,826 at March 2019, $10,549 at December 2018 and $8,121 at March 2018	299,328	252,966		318,480
Due from related parties, current	291,127	547,690		274,368
Related party notes receivable	517,940	517,940		546,740
Inventories	519,006	473,812		499,849
Other current assets	50,671	52,014		51,783
Total current assets	1,781,017	1,941,198		1,779,454
Due from related parties, noncurrent	370	611		1,576
Property, plant and equipment, net	138,972	138,449		142,958
Operating lease assets	77,305	—		—
Intangible assets, net	51,913	53,059		56,638
Goodwill	213,623	214,516		220,233
Other assets	122,210	110,632		125,106
TOTAL ASSETS	$2,385,410	$2,458,465		$2,325,965
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$8,368	$3,215		$12,103
Accounts payable	147,403	134,129		131,667
Due to related parties, current	3,865	16,140		60,424
Related party notes payable	241,867	269,112		269,112
Accrued liabilities	206,517	194,228		171,501
Operating lease liabilities, current	29,156	—		—
Total current liabilities	637,176	616,824		644,807
Operating lease liabilities, noncurrent	51,533	—	—	—
Other liabilities	117,719	118,189		117,376
Commitments and contingencies
Total liabilities	806,428	735,013		762,183
Equity
Parent company investment	1,723,406	1,868,634		1,676,563
Accumulated other comprehensive loss	(144,424)	(145,182)		(112,781)
Total equity	1,578,982	1,723,452		1,563,782
TOTAL LIABILITIES AND EQUITY	$2,385,410	$2,458,465		$2,325,965

See accompanying notes to unaudited combined financial statements.

3 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Combined Statements of Income
(Unaudited)

	Three Months Ended March

(In thousands, except per share amounts)	2019	2018
Net revenues (including sales to related parties of $10,611 and $13,479 for March 2019 and March 2018, respectively)	$648,344	$669,663
Costs and operating expenses
Cost of goods sold (including purchases from related parties of $256 and $827 for March 2019 and March 2018, respectively)	401,025	382,421
Selling, general and administrative expenses	222,124	194,834
Total costs and operating expenses	623,149	577,255
Operating income	25,195	92,408
Related party interest income, net	2,339	1,651
Other interest income, net	1,325	917
Other expense, net	(971)	(1,197)
Income before income taxes	27,888	93,779
Income taxes	12,475	14,083
Net income	$15,413	$79,696
Earnings per common share
Basic	$0.27	$1.41
Diluted	$0.27	$1.41
See accompanying notes to unaudited combined financial statements.

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 4

KONTOOR BRANDS, INC.
Combined Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March

(In thousands)	2019	2018
Net income	$15,413	$79,696
Other comprehensive income
Foreign currency translation, net of related taxes	758	9,701
Total other comprehensive income	758	9,701
Comprehensive income	$16,171	$89,397
See accompanying notes to unaudited combined financial statements.

5 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Combined Statements of Cash Flows
(Unaudited)

	Three Months Ended March

(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$15,413	$79,696
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	7,703	8,310
Stock-based compensation	7,685	3,740
Provision for doubtful accounts	2,730	(10)
Other	(512)	(362)
Changes in operating assets and liabilities:
Accounts receivable	(48,473)	(60,849)
Inventories	(44,926)	(61,146)
Due from related parties	256,803	(54,329)
Accounts payable	12,935	(43,613)
Income taxes	1,311	(5,573)
Accrued liabilities	9,426	18,353
Due to related parties	(12,268)	22,412
Other assets and liabilities	(1,340)	(20,994)
Cash provided (used) by operating activities	206,487	(114,365)
INVESTING ACTIVITIES
Capital expenditures	(5,300)	(6,528)
Repayments received from related party notes receivable	—	1,000
Other, net	(20)	6,428
Cash (used) provided by investing activities	(5,320)	900
FINANCING ACTIVITIES
Net increase in short-term borrowings	5,081	7,565
Repayments of related party notes payable	(27,245)	—
Net transfers (to) from parent	(173,485)	109,705
Cash (used) provided by financing activities	(195,649)	117,270
Effect of foreign currency rate changes on cash and cash equivalents	651	3,618
Net change in cash and cash equivalents	6,169	7,423
Cash and cash equivalents – beginning of period	96,776	80,811
Cash and cash equivalents – end of period	$102,945	$88,234

See accompanying notes to unaudited combined financial statements.

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 6

KONTOOR BRANDS, INC.
Combined Statements of Equity
(Unaudited)

	Three Months Ended March 2019
	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity

(In thousands)
Balance, December 2018	$1,868,634	$(145,182)	$1,723,452
Adoption of new accounting standard (ASU 2016-02)	(2,713)	—	(2,713)
Net income	15,413	—	15,413
Foreign currency translation	—	758	758
Net transfers to parent	(157,928)	—	(157,928)
Balance, March 2019	$1,723,406	$(144,424)	$1,578,982

	Three Months Ended March 2018
	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity

(In thousands)
Balance, December 2017	$1,480,375	$(122,482)	$1,357,893
Adoption of new accounting standard (ASU 2014-09)	3,047	—	3,047
Net income	79,696	—	79,696
Foreign currency translation	—	9,701	9,701
Net transfers from parent	113,445	—	113,445
Balance, March 2018	$1,676,563	$(112,781)	$1,563,782

See accompanying notes to unaudited combined financial statements.

7 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Background

On August 13, 2018, V.F. Corporation ("VF") announced its intention to spin-off its Jeanswear business into a separate publicly traded company (the "Separation"). The Jeanswear business includes the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF Outlet™ business. The financial statements as of March 30, 2019 are prior to the Separation and thus are prepared on a "carve-out" basis as described below.

On May 22, 2019, VF completed the spin-off of Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") through a pro-rata distribution of one share of Kontoor common stock for every seven shares of VF common stock held at the close of business on the record date of May 10, 2019. Kontoor began to trade as a separate public company (NYSE: KTB) on May 23, 2019. In connection with the Separation, Kontoor transferred approximately $1.0 billion to VF on May 17, 2019 from a newly structured third-party debt issuance.

Description of Business

The Company is a global denim and casual apparel company headquartered in the United States ("U.S."). The Company designs, produces, procures, markets and distributes apparel primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in Europe and Asia, through department, specialty, company-operated, concession retail and independently operated partnership stores and online. VF Outlet™ stores carry Wrangler® and Lee® branded products, as well as merchandise that is specifically purchased for sale in these stores, including products from VF.

Fiscal Year

The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, the three-month period ended March 30, 2019 represents the first quarter of the Company's fiscal year ended December 28, 2019 ("fiscal 2019"). For presentation purposes herein, all references to periods ended March 2019, December 2018 and March 2018 correspond to the fiscal periods ended March 30, 2019, December 29, 2018 and March 31, 2018, respectively.

Basis of Presentation

These accompanying unaudited combined financial statements reflect the historical financial position, results of operations and cash flows of the Company for the periods presented as historically managed within VF. The unaudited combined financial statements have been derived from the consolidated financial statements and accounting records of VF. They have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of

America ("GAAP") for complete financial statements. In the opinion of management, the accompanying combined financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to fairly state the combined financial position, results of operations and cash flows of the Company for the interim periods presented. The combined financial statements may not be indicative of the Company's future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as an independent company during the periods presented. Additionally, operating results for the three months ended March 2019 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2019. The unaudited combined financial statements should be read in conjunction with the audited combined financial statements for the fiscal year ended December 29, 2018 included in our Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission on April 30, 2019 ("2018 Form 10").

The combined statements of income include costs for certain centralized functions and programs provided and administered by VF that are charged directly to the Company. These centralized functions and programs include, but are not limited to, information technology, human resources, accounting shared services, supply chain, insurance, and the service cost component of net periodic pension benefit.

In addition, for purposes of preparing these combined financial statements on a "carve-out" basis under U.S. GAAP, a portion of VF's total corporate expenses are allocated to the Company. These expense allocations include the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources, and related benefit costs associated with such functions, such as stock-based compensation and the non-service components of net periodic pension benefit. Allocations also include the cost of operating VF's corporate headquarters located in Greensboro, North Carolina.

Costs are allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional revenues, cost of goods sold or square footage, as applicable. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or benefit received by, the Company during the periods presented. However, the allocations may not reflect the expenses that would have incurred if the Company had been a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, the Company will assess whether it performs these functions using its own resources or outsourced services. However, some of these functions will continue to be provided by VF under transition services agreements for a period following the Separation. Additionally, the Company will provide some services to VF under reverse transition services agreements. The Company has also

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

entered into certain commercial arrangements with VF in connection with the Separation.

The combined financial statements include certain assets and liabilities that have historically been held at the VF corporate level but are specifically identifiable or otherwise attributable to the Company. VF's third-party long-term debt and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt.

All intracompany transactions are eliminated. All transactions between the Company and VF are included in these combined financial statements. For those transactions between the Company and VF that were historically settled in cash, the Company has reflected such balances in the combined balance sheets as "due from related parties" or "due to related parties". The aggregate net effect of transactions between the Company and VF that were not historically settled in cash are reflected in the combined balance sheets within "parent company investment" and in the combined statements of cash flows within "net transfers to parent".
NOTE 2 — RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” an update that requires entities to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients and interim transition disclosure requirements. This guidance was adopted by the Company during the first quarter of fiscal 2019 utilizing the optional transition method, which resulted in a $2.7 million cumulative effect adjustment to beginning retained earnings for the period ended March 2019. The adoption of these standards did not have a significant impact on the Company's combined statement of income and combined statement of cash flows. Refer to Note 3 of the combined financial statements for additional information.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815)": Targeted Improvements to Accounting for Hedging Activities," an update that amends and simplifies certain aspects of hedge accounting rules to better portray the economic results of risk management activities in the financial statements. The FASB has subsequently issued updates to the standard to provide additional guidance on specific topics. This guidance was adopted by the Company during the first quarter of fiscal 2019 and did not have a significant impact on the combined financial statements.
In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," an update that addresses the effect of the change in the U.S. federal corporate income tax rate due to the enactment of the Tax Act on items within accumulated other comprehensive income (loss). This guidance was adopted by the Company during the first quarter of fiscal 2019 and did not have a significant impact on the combined financial statements.
In July 2018, the FASB issued ASU 2018-09, "Codification Improvements," an update that provides technical corrections, clarifications and other improvements across a variety of accounting topics. The transition and effective date guidance is based on the facts and circumstances of each update; however, many of them became effective for the Company at the beginning of fiscal 2019. The adoption of this guidance did not have a significant impact on the combined financial statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This guidance will be effective for the Company beginning in fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on the combined financial statements. The adoption of this guidance is not expected to have a significant impact on the combined financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," an update that modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This guidance will be effective for the Company beginning in fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statement disclosures. The adoption of this guidance is not expected to have a significant impact on the combined financial statements.
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans," an update that modifies the disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. This guidance will be effective for the Company beginning in fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statement disclosures. The adoption of this guidance is not expected to have a significant impact on the combined financial statements.

9 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," an update that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance will be effective for the Company beginning in fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on the combined financial statements. The adoption of this guidance is not expected to have a significant impact on the combined financial statements.

NOTE 3 — LEASES

The Company enters into operating leases for offices, operational facilities, retail locations, vehicles and other assets to facilitate its operations that expire at various dates through 2027. Leases for real estate typically have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 3 to 7 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. These lease terms may include optional renewals, terminations or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.

For retail real estate leases, the Company does not typically include renewal options in the underlying lease term. For non-retail real estate leases, when renewal options are reasonably certain to be exercised, the Company includes the renewal options in the underlying lease term, up to a maximum of ten years. Renewals for all other leases are determined on a lease-by-lease basis.

Upon adoption of ASU 2016-02, the Company elected the package of practical expedients permitted under the new lease standard, which allows the Company to not reassess whether a contract contains a lease, how the lease is classified, and if initial direct costs can be capitalized. The Company elected to combine non-lease components with the related lease components for real estate, vehicles and other significant asset arrangements. The Company treats the combined items as a single lease component for accounting purposes. Lastly, the Company elected not to recognize a right-of-use asset and related lease liability for leases with a lease term of 12 months or less for all classes of underlying assets.

Certain of the Company’s leases contain fixed, indexed, or market-based escalation clauses which impact future payments. Certain arrangements contain variable payment provisions, such as payments based on sales volumes or amounts and mileage, or excess mileage. The Company’s leases typically contain customary covenants and restrictions.

The Company determines whether a contract is a lease at inception. This typically requires more judgment in storage and service arrangements where the Company must determine whether its rights to specific physical or production capacity may represent substantially all of the available capacity.

The Company measures right-of-use assets and related lease liabilities based on the present value of remaining lease payments, including in-substance fixed payments, the current payment amount when payments depend on an index or rate (e.g., inflation adjustments, market renewals), and the amount the Company believes is probable to be paid to the lessor under residual value guarantees, when applicable. Lease contracts may include fixed payments for non-lease components, such as maintenance, which are included in the measurement of lease liabilities for certain asset classes based on the Company’s election to combine lease and non-lease components.

As applicable borrowing rates are not typically implied within our lease arrangements, the Company discounts lease payments based on its estimated incremental borrowing rate at lease commencement, or modification, which is based on the Company’s estimated credit rating, the lease term at commencement and the contract currency of the lease arrangement.

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

The following table presents the lease-related assets and liabilities recorded in the combined balance sheet:

(in thousands)	March 2019
Assets
Operating lease assets, noncurrent	$77,305
Total lease assets	$77,305

Liabilities
Operating lease liabilities, current	$29,156
Operating lease liabilities, noncurrent	51,533
Total lease liabilities	$80,689

Weighted-average remaining lease term (in years)
Operating leases	3.69
Weighted-average discount rate
Operating leases	3.27%

Lease costs
The following table presents certain information related to the lease costs for operating leases:

(in thousands)	Three Months Ended March 2019
Operating lease cost	$7,613
Short-term lease cost (excluding leases of one month or less)	491
Variable lease cost	2,816
Total lease costs	$10,920

Rent expense associated with operating leases for the three months ended March 2018 totaled approximately $10.6 million.

Other information
The following table presents supplemental cash flow information related to leases:

(in thousands)	Three Months Ended March 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows impact - operating leases	$10,641
Right-of-use assets obtained in exchange for new operating leases	$7,837

11 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

The following table reconciles maturities of operating lease liabilities as of March 30, 2019 to the lease liabilities reflected in the combined balance sheet:

(in thousands)	Lease Obligations
2019 (excluding the three months ended March 2019)	$25,618
2020	26,388
2021	17,031
2022	7,922
2023	4,805
Thereafter	5,679
Total future minimum lease payments	87,443
Less: amounts related to imputed interest	(6,754)
Present value of future minimum lease payments	80,689
Less: operating lease liabilities, current	(29,156)
Operating lease liabilities, noncurrent	$51,533

As of March 30, 2019, the Company has entered into approximately $3.0 million of operating lease arrangements, on an undiscounted basis, that have not yet commenced. The Company continuously monitors and may negotiate contract amendments that include extensions or modifications to existing leases.

The following table presents the future minimum lease payments during the noncancelable lease terms as presented under ASC 840:

(in thousands)	December 2018
2019	$33,562
2020	29,246
2021	17,810
2022	7,932
2023	4,353
Thereafter	4,582
Total future minimum lease payments	$97,485

NOTE 4 — REVENUES

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has i) an obligation to pay for, ii) physical possession of, iii) legal title to, iv) risks and rewards of ownership of and v) accepted the goods or services. The timing of revenue recognition within the wholesale channels occurs either on shipment or delivery of goods based on contractual terms with the customer. The timing of revenue recognition in the direct-to-consumer channels generally occurs at the point of sale within Company-operated or concession retail stores and either on shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers, the Company’s promise to the customer is a performance obligation to provide the specified goods and the Company has discretion in establishing pricing, and thus the Company is the principal in the arrangement and revenue is recognized on a gross basis at the transaction price.

The duration of contractual arrangements with our customers in the wholesale and direct-to-consumer channels is typically less than one year. Payment terms with customers are generally between 30 and 60 days. The Company does not adjust the promised amount of consideration for the effects of a significant financing component as it is expected, at contract inception, that the period between the transfer of the promised good or service to the customer and the customer payment for the good or service will be one year or less.

The amount of revenue recognized in the wholesale and direct-to-consumer channels reflects the expected consideration to be received for providing the goods or services to the customer, which includes estimates for variable consideration. Variable consideration includes allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and product

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. The Company utilizes the expected value method in determining its estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends and current economic conditions.

Revenue from the sale of gift cards is deferred and recorded as a contract liability until the gift card is redeemed by the customer, factoring in breakage as appropriate, which considers whether the Company has a legal obligation to remit the value of the unredeemed gift card to any jurisdiction under unclaimed property regulations.

The VF Outlet™ stores maintain customer loyalty programs where customers earn rewards from qualifying purchases, which are redeemable for discounts on future purchases or other rewards. For its customer loyalty programs, the Company estimates the standalone selling price of the loyalty rewards and allocates a portion of the consideration for the sale of products to the loyalty points earned. The deferred amount is recorded as a contract liability, and is recognized as revenue when the points are redeemed or when the likelihood of redemption is remote.

The Company has elected to treat all shipping and handling activities as fulfillment costs and recognize the costs as "selling, general and administrative expenses" at the time the related revenue is recognized. Shipping and handling costs billed to customers are included in "net revenues". Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from the transaction price.

The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guaranteed royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees’ sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees. As of March 2019, the Company expects to recognize $38.2 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through March 2023. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.

The Company has applied the practical expedient to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less.
Performance Obligations
Disclosure is required for the aggregate transaction price allocated to performance obligations that are unsatisfied at the end of a reporting period, unless the optional practical expedients are applicable. The Company elected the practical expedients to not disclose the transaction price allocated to remaining performance obligations for i) variable consideration related to sales-based royalty arrangements and ii) contracts with an original expected duration of one year or less.
As of March 2019, there were no arrangements with transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients discussed above and (ii) fixed consideration related to future minimum guarantees.
For the three months ended March 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Contract Balances

Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less an estimated allowance for doubtful accounts.
Contract assets are rights to consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. Once the Company has an unconditional right to consideration under a contract, amounts are invoiced and contract assets are reclassified to "accounts receivable". The Company's primary contract assets relate to sales-based royalty arrangements.
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's primary contract liabilities relate to gift cards, loyalty programs and sales-based royalty arrangements.

13 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

The following table provides information about accounts receivable, contract assets and contract liabilities recorded in the combined balance sheets:

(In thousands)	March 2019	March 2018
Accounts receivable, net	$299,328	$318,480
Contract assets (a)	1,930	680
Contract liabilities (b)	1,995	2,292

(a)	Included in "other current assets" in the combined balance sheets.

(b)	Included in "accrued liabilities" in the combined balance sheets.
For the three months ended March 2019 and 2018, the Company recognized $1.3 million and $1.2 million, respectively, of revenue that was previously included in the contract liability balances. The changes in the contract asset and contract liability balances primarily result from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region covered by the agreement. Branded Direct-to-Consumer revenues include the distribution of our products via concession retail locations internationally, Wrangler® and Lee® branded full-price stores globally and Company-owned outlet stores globally. The Branded Direct-to-Consumer channel also includes our branded products sold in our U.S.-based VF Outlet™ stores and our products that are marketed and distributed online via www.wrangler.com and www.lee.com. The Other channel includes (i) sales of VF-branded (other than Wrangler® and Lee®) and third-party branded merchandise in our VF Outlet™ stores, (ii) sales to VF for products manufactured in our plants and use of our transportation fleet and (iii) revenues from fulfilling a transition services agreement related to VF's sale of its Nautica® brand business in mid-2018.

	Three Months Ended March 2019
(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$276,825	$100,859	$6,725	$384,409
Non-U.S. Wholesale	68,655	100,896	—	169,551
Branded Direct-To-Consumer	24,455	39,776	—	64,231
Other	—	—	30,153	30,153
Total	$369,935	$241,531	$36,878	$648,344

Geographic revenues
U.S.	$293,869	$119,120	$36,878	$449,867
International	76,066	122,411	—	198,477
Total	$369,935	$241,531	$36,878	$648,344

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

	Three Months Ended March 2018
(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$263,786	$110,259	$7,564	$381,609
Non-U.S. Wholesale	76,006	107,861	—	183,867
Branded Direct-To-Consumer	25,191	43,841	—	69,032
Other	—	—	35,155	35,155
Total	$364,983	$261,961	$42,719	$669,663

Geographic revenues
U.S.	$279,640	$128,964	$42,719	$451,323
International	85,343	132,997	—	218,340
Total	$364,983	$261,961	$42,719	$669,663

NOTE 5 — SALE OF ACCOUNTS RECEIVABLE

VF has an agreement with a financial institution to sell selected trade accounts receivable on a recurring, non-recourse basis. Under the agreement, up to $377.5 million of VF's trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. Prior to the separation from VF, the Company had a separate agreement with VF, pursuant to which the Company's trade accounts receivable were sold as part of this program. The Company did not retain any interests in the sold accounts receivable but continued to service and collect outstanding accounts receivable on behalf of VF.

The Company removes the sold balances from "accounts receivable" in the combined balance sheet at the time of sale. The amount due from VF for these sales is separately reflected in the combined balance sheets within "due from related parties", as VF periodically remits cash to the Company for these transactions. Refer to Note 14 of the combined financial statements for additional information.

During the three months ended March 2019 and March 2018, the Company sold total trade accounts receivable of $245.0 million and $243.1 million, respectively, to VF. As of March 2019, December 2018 and March 2018, $286.8 million, $544.9 million and $266.1 million, respectively, of the sold trade accounts receivable had been removed from "accounts receivable" and reflected in the combined balance sheet within "due from related parties".

The Company's portion of the funding fee charged by the financial institution is reflected in the combined statements of income within "other expense, net" and was $1.4 million and $1.0 million for the three months ended March 2019 and March 2018, respectively. Net proceeds of this program are reflected as operating activities in the combined statements of cash flows.
NOTE 6 — INVENTORIES

(In thousands)	March 2019	December 2018	March 2018
Finished products	$454,763	$396,345	$439,020
Work-in-process	37,872	37,466	20,810
Raw materials	26,371	40,001	40,019
Total inventories	$519,006	$473,812	$499,849

15 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

NOTE 7 — PENSION PLANS
Certain Company employees participate in U.S. and international defined benefit pension plans sponsored by VF (the "Shared Plans"), which include participants of other VF operations. The Company accounts for its participation in the Shared Plans as a multi-employer benefit plan. Accordingly, net periodic pension benefits specifically related to Company employees are reflected in the combined statements of income and the Company does not record an asset or liability in relation to the funded or unfunded status of the Shared Plans.
The Company recognized the following net pension benefits for the Shared Plans:

	Three Months Ended

(In thousands)	March 2019	March 2018
Service cost	$336	$1,366
Non-service components	(965)	(2,095)
Net periodic pension benefit	$(629)	$(729)

The service cost component of net periodic pension benefit is reflected in the combined statements of income within "cost of goods sold" and "selling, general and administrative expenses". The non-service components of net periodic pension benefit is reflected in the combined statements of income within "selling, general and administrative expenses."
NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company's comprehensive income consists of net income and specified components of other comprehensive loss (“OCL”), which relate to changes in assets and liabilities that are not included in net income but are instead deferred and accumulated within a separate component of equity in the combined balance sheets. The Company's comprehensive income is presented in the combined statements of comprehensive income.
The changes in accumulated OCL, all of which relate to foreign currency translation, are as follows:

(In thousands)	Accumulated OCL
Balance, December 2018	$(145,182)
Gains arising during period	758
Income tax effect	—
Balance, March 2019	$(144,424)

(In thousands)	Accumulated OCL
Balance, December 2017	$(122,482)
Gains arising during period	9,701
Income tax effect	—
Balance, March 2018	$(112,781)

NOTE 9 — STOCK-BASED COMPENSATION

Certain Company employees participate in the VF amended and restated 1996 Stock Compensation Plan. The following disclosures of stock-based compensation activity are based on grants related directly to Company employees.

During the three months ended March 2019, VF granted stock options to the Company's employees to purchase 4,036 shares of

VF's common stock at a weighted average exercise price of $82.38 per share. The exercise price of each option granted was equal to the fair market value of VF's common stock on the date of grant. Employee stock options vest in equal annual installments over three years.

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates the following assumptions for inputs:

Three Months Ended March 2019
Expected volatility	25% to 27%
Weighted average expected volatility	26%
Expected term (in years)	6.1 to 7.5
Weighted average dividend yield	2.5%
Risk-free interest rate	2.5% to 2.8%
Weighted average fair value at date of grant	$18.13

NOTE 10 — INCOME TAXES
For purposes of the Company's combined financial statements, income taxes have been calculated as if the Company were filing income tax returns on a standalone basis. The Company's U.S. operations and certain of its non-U.S. operations historically have been included within the tax returns of VF, or VF's subsidiaries, that may not remain with the Company after the Separation. The Company believes the assumptions supporting its allocations and presentation of income taxes on a separate return basis are reasonable. However, the Company's tax results, as presented in the combined financial statements, may not be reflective of the results that the Company expects to generate in future periods.

On January 15, 2019, final regulations under Section 965 related to the transition tax were released. After analyzing these regulations during the three months ended March 2019, the Company recorded an additional net charge of $0.2 million, primarily comprised of $3.9 million of tax expense related to transition tax and a net tax benefit of $3.7 million related to a reduction in unrecognized tax benefits as a result of the final regulations.
The effective income tax rate for the three months ended March 2019 was 44.7% compared to 15.0% in the 2018 period. The three months ended March 2019 included a net discrete tax expense of $1.2 million, primarily comprised of $2.8 million of net tax expense related to unrecognized tax benefits and interest, $2.2 million of tax benefit related to stock compensation, and $0.2 million of tax expense related to adjustments of previously recorded amounts based on final regulations for the transition tax. The $1.2 million net discrete tax expense in the three months ended March 2019 increased the effective income tax rate by 4.4%.
The effective tax rate for the three months ended March 2018 included a net discrete tax benefit of $6.3 million, which included $5.5 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest and $0.8 million of tax benefit related to stock compensation. The $6.3 million net discrete tax benefit in the 2018 period decreased the effective income tax rate by 6.7%.
Without discrete items, the effective income tax rate for the three months ended March 2019 increased by 18.6% compared with the 2018 period primarily due to losses incurred in the current period for certain Central and South American jurisdictions for which no related tax benefit was recognized.
The Company is part of VF's consolidated U.S. federal income tax return, as well as separate and combined VF income tax returns in numerous state and international jurisdictions. In the U.S., the Internal Revenue Service examinations for VF's tax years through 2014 have been effectively settled. In addition, VF is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that the Company's provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company's combined financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months.
During the three months ended March 2019, the amount of net unrecognized tax benefits and associated interest decreased by $2.6 million to $48.7 million. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $6.3 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, of which $6.1 million would reduce income tax expense.
NOTE 11 — REPORTABLE SEGMENT INFORMATION

The chief operating decision maker allocates resources and assesses performance based on a global brand view which determines the Company's operating segments. These operating segments are the basis for the Company's reportable segments, as described below:

•	Wrangler — Wrangler® branded denim, apparel and accessories.

•	Lee — Lee® branded denim, apparel and accessories.

In addition, we report an "Other" category for purposes of reconciliation of revenues and profit, but the Other category is not

17 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

considered a reportable segment. Other includes sales (i) of VF-branded products (other than Wrangler® and Lee® branded products, which are reported in the respective segments above) and third-party branded merchandise at VF Outlet™ stores, (ii) of Rock and Republic® branded apparel, (iii) to VF for products manufactured in our plants and use of our transportation fleet and, (iv) from fulfillment of a transition services agreement associated with VF's sale of its Nautica® brand business in mid-2018.

Accounting policies utilized for internal management reporting at the individual segments are consistent with those included in Note 1 of the combined financial statements of our 2018 Form 10, except as noted below.

The Company's combined statements of income include costs for certain centralized functions and programs provided and administered by VF that are charged directly to VF's businesses, including the Company. These centralized functions and programs include, but are not limited to, information technology, human resources, accounting shared services, supply chain, insurance, and the service cost component of net periodic pension benefit. These historical allocations have been included in the measurement of segment profit below.

In addition, for purposes of preparing these combined financial statements on a "carve-out" basis, we have allocated a portion of VF's total corporate expenses to the Company. These expense allocations include the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources, and related benefit costs associated with such functions, such as stock-based compensation and the non-service components of net periodic pension benefit. Allocations also include the cost of operating VF's corporate headquarters located in Greensboro, North Carolina. The Company has also been allocated the non-service components of net periodic pension benefit. These additional allocations are reported as corporate and other expenses in the table below.

Corporate and other expenses, net related party interest income, and net other interest income are not controlled by segment management and therefore are excluded from the measurement of segment profit.

Financial information for the Company's reportable segments is as follows:

	Three Months Ended

(In thousands)	March 2019	March 2018
Segment revenues:
Wrangler	$369,935	$364,983
Lee	241,531	261,961
Other	36,878	42,719
Total segment revenues	$648,344	$669,663
Segment profit:
Wrangler	$23,665	$62,946
Lee	17,633	35,989
Other	(3,085)	(1,749)
Total segment profit	$38,213	$97,186
Corporate and other expenses	(13,989)	(5,975)
Related party interest income, net	2,339	1,651
Other interest income, net	1,325	917
Income before income taxes	$27,888	$93,779

NOTE 12 — FAIR VALUE MEASUREMENTS
Financial assets and financial liabilities measured and reported at fair value are classified in a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

•	Level 3 — Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company's own data and judgments about

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

assumptions that market participants would use in pricing the asset or liability.

The following table summarizes financial assets and financial liabilities that are measured and recorded in the combined financial statements at fair value on a recurring basis:

	Total Fair Value	Fair Value Measurement Using
(In thousands)		Level 1	Level 2	Level 3
March 2019
Financial assets:
Cash equivalents:
Money market funds	$7,686	$7,686	$—	$—
Time deposits	3,691	3,691	—	—
Investment securities	50,782	50,782	—	—
Financial liabilities:
Deferred compensation	50,782	—	50,782	—
	Total Fair Value	Fair Value Measurement Using
(In thousands)		Level 1	Level 2	Level 3
December 2018
Financial assets:
Cash equivalents:
Money market funds	$21,687	$21,687	$—	$—
Time deposits	2,518	2,518	—	—
Investment securities	46,666	46,666	—	—
Financial liabilities:
Deferred compensation	46,666	—	46,666	—

The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. Investment securities are held in VF's deferred compensation plans as an economic hedge of the related deferred compensation liabilities. These investments are mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to VF's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.

All other financial assets and financial liabilities are recorded in the combined financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, due from related parties, related party notes receivable, short-term borrowings, accounts payable, due to related parties, related party notes payable and accrued liabilities. At March 2019 and December 2018, carrying value approximated fair value for the aforementioned financial assets and liabilities due to the short-term nature of these instruments. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the three months ended March 2019 or the fiscal year ended December 2018.
NOTE 13 — RESTRUCTURING

The Company typically incurs restructuring charges related to cost optimization of business activities. Of the $22.8 million of restructuring charges recognized during the three months ended March 2019, $12.0 million were reflected in "selling, general and administrative expenses" and $10.8 million were reflected in "cost of goods sold". Additionally, all of the $1.9 million of restructuring charges recognized during the three months ended March 2018 was reflected in "selling, general and administrative expenses."

The Company did not incur significant incremental costs related to the previously approved initiatives during the three months ended March 2019. Of the $36.6 million total restructuring accrual reported in the combined balance sheet at March 2019, $35.8 million is expected to be paid out within the next 12 months and is classified within "accrued liabilities". The remaining $0.8 million is expected be paid out beyond the next 12 months and thus is classified within "other liabilities".

19 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

The components of the restructuring charges are as follows:

	Three Months Ended

(in thousands)	March 2019	March 2018
Severance and employee-related benefits	$13,157	$1,936
Asset impairments	1,596	—
Inventory write-downs	4,403	—
Other	3,660	—
Total restructuring charges	$22,816	$1,936

Restructuring costs by business segment are as follows:

	Three Months Ended

(In thousands)	March 2019	March 2018
Wrangler	$16,422	$826
Lee	6,224	677
Other	170	433
Total	$22,816	$1,936

The activity in the restructuring accrual for the three-month periods ended March 2019 and 2018 is as follows:

(In thousands)	Severance	Other	Total
Accrual at December 2018	$23,249	$—	$23,249
Charges	13,157	3,660	16,817
Cash payments	(3,046)	—	(3,046)
Adjustments to accruals	(230)	—	(230)
Currency translation	(17)	(197)	(214)
Accrual at March 2019	$33,113	$3,463	$36,576

(in thousands)	Severance	Other	Total
Accrual at December 2017	$11,007	$—	$11,007
Charges	1,936	—	1,936
Cash payments	(837)	—	(837)
Adjustments to accruals	(197)	—	(197)
Currency translation	4	—	4
Accrual at March 2018	$11,913	$—	$11,913

NOTE 14 — RELATED PARTY TRANSACTIONS

The combined financial statements have been prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of VF. The following discussion summarizes activity between the Company and VF (and its affiliates that were not part of the spin-off transaction) referred to hereafter as VF.

Allocation of General Corporate Expenses

The combined statements of income include expenses for certain centralized functions and other programs provided and administered by VF that were charged directly to the Company. In addition, for purposes of preparing these combined financial statements on a carve-out basis, we have allocated a portion of VF's total corporate expenses to the Company. See Note 1 in the 2018 Form 10 for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

Related Party Sales and Purchases

During the three months ended March 2019 and 2018, the Company's sales to VF totaled $10.6 million and $13.5 million, respectively, which are included in "net revenues" in the combined statements of income. The Company's cost of goods sold includes items purchased from VF totaling $0.3 million and $0.8 million during the three months ended March 2019 and 2018, respectively. At March 2019, December 2018 and March 2018, the aggregate amount of inventories purchased from VF that remained on the Company's combined balance sheets were $1.2 million, $0.8 million and $1.9 million, respectively.

Related Party Notes

At March 2019, December 2018 and March 2018, the Company had related party notes receivable of $517.9 million, $517.9 million and $546.7 million, respectively, with VF as the counterparty. These notes are short-term and are recorded in the combined balance sheets in "related party notes receivable". The weighted-average interest rate for these notes was approximately 3.7%, 3.4% and 2.4% at March 2019, December 2018 and March 2018, respectively.

At March 2019, December 2018 and March 2018, the Company had related party notes payable of $241.9 million, $269.1 million and $269.1 million, respectively, with VF as the counterparty. These notes are short-term and are recorded within the combined balance sheets in "related party notes payable". The weighted-average interest rate for these notes was approximately 3.7%, 3.4% and 2.3% at March 2019, December 2018 and March 2018, respectively.

The Company recorded net interest income related to these notes of $2.3 million and $1.7 million during the three months ended March 2019 and 2018, respectively, which is reflected in "related party interest income, net" within the combined statements of income.

Due To and From Related Parties

Balances in due to and from related parties are generated by (i) the sale of trade accounts receivable to VF, as discussed in Note 5 to the combined financial statements, (ii) hedging agreements with VF, and (iii) sourcing payable to VF.

During the periods presented, the Company did not enter into derivative contracts with external counterparties. However, VF entered into derivative contracts with external counterparties to hedge certain foreign currency transactions with exposure to the euro, Mexican peso, Polish zloty, Canadian dollar, and other currencies. The Company entered into offsetting internal contracts with VF with maturities up to 20 months, and cash settled with VF on any asset or liability that arose under these contracts.

Due from related parties, current consists of the following:

(in thousands)	March 2019	December 2018	March 2018
Sale of trade accounts receivable	$286,816	$544,858	$266,112
Hedging agreements with VF	4,266	2,832	8,256
Other	45	—	—
	$291,127	$547,690	$274,368

As discussed in Note 5 to the combined financial statements, the Company sold certain of its trade accounts receivable to VF, who then sold them to a financial institution and periodically remitted cash back to the Company.

Due from related parties, noncurrent consists of the following:

(in thousands)	March 2019	December 2018	March 2018
Hedging agreements with VF	$370	$611	$1,576

Due to related parties, current consists of the following:

(in thousands)	March 2019	December 2018	March 2018
Sourcing payable	$3,865	$16,140	$60,424

21 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

Net Transfers To and From VF

Net transfers to and from VF are included in "parent company investment" within the combined statements of equity. The components of the transfers to and from VF are as follows:

	Three Months Ended

(in thousands)	March 2019	March 2018
General financing activities	$(198,411)	$70,930
Corporate allocations	31,153	33,849
Stock-based compensation expense	7,685	3,740
Pension benefit	(629)	(729)
Purchases from parent	700	833
Sales to parent	(10,611)	(13,479)
Other income tax	8,248	18,301
Transition tax related to the Tax Act	3,937	—
Total net transfer (to) from parent	$(157,928)	$113,445

NOTE 15 — EARNINGS PER SHARE

Earnings per share was calculated based on the 56,647,561 shares of the Company's common stock distributed to VF shareholders on May 22, 2019. The same number of shares is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation.

	Three Months Ended March

(In thousands, except per share amounts)	2019	2018
Net income	$15,413	$79,696

Per share data
Basic earnings per share	$0.27	$1.41
Diluted earnings per share	$0.27	$1.41
Weighted average number of shares outstanding - basic and diluted	56,647,561	56,647,561

NOTE 16 — SUBSEQUENT EVENTS
Credit Agreement

On May 17, 2019, the Company and its wholly-owned subsidiary Lee Wrangler International Sagl entered into a credit agreement (the “Credit Agreement”) with respect to $1.55 billion in senior secured credit facilities consisting of a senior secured five-year $750 million term loan A facility (the “Term Loan A Facility”), a senior secured seven-year $300 million term loan B facility (the “Term Loan B Facility”) and a five-year $500 million senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto. The Credit Agreement is subject to certain affirmative and negative covenants customary for financings of this type.

On May 17, 2019, the Company incurred $1.05 billion of indebtedness under the Credit Facilities, the proceeds of which were used primarily to finance a cash transfer to a member of VF’s group in connection with the Separation. Following the Separation, we expect to utilize the borrowing capacity under the Revolving Credit Facility from time to time to provide working capital and funds for general corporate purposes.
Tax Matter
On May 19, 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Act”). The Company is currently evaluating the potential impact of the Swiss Tax Act on the Company's combined financial statements. The associated tax effects will be reflected in the Company's quarterly results in the period in which the Swiss Tax Act is enacted.
Distribution from VF

On May 22, 2019, the Separation was completed through VF's distribution (the "Distribution") of 100% of the shares of Kontoor Brands, Inc. to holders of VF common stock as of the close of business on the record date of May 10, 2019. As a result of the Distribution, VF stockholders of record received one share of the Company's common stock for every seven shares of VF common stock. Following the Distribution, Kontoor Brands, Inc. became an

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 22

KONTOOR BRANDS, INC.
Notes to Combined Financial Statements
(Unaudited)

independent, publicly-traded company with no retained ownership by VF.

Sale of Accounts Receivable

On April 1, 2019, the Company entered into an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under this agreement, which replaces the existing agreement between VF and a financial institution, up to $377.5 million of the Company's trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time.

23 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

On August 13, 2018, V.F. Corporation ("VF") announced its intention to spin-off its Jeanswear business into a separate publicly traded company (the "Separation"). The Jeanswear business includes the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF Outlet™ business. The financial condition and results of operations as of March 30, 2019 are prior to the Separation and thus are prepared on a "carve-out" basis as further described in Note 1 of the combined financial statements.

On May 22, 2019, VF completed the spin-off of Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") through a pro-rata distribution of one share of Kontoor common stock for every seven shares of VF common stock held at the close of business on the record date of May 10, 2019. Kontoor began to trade as a separate public company (NYSE: KTB) on May 23, 2019. In connection with the Separation, Kontoor transferred approximately $1.0 billion to VF on May 17, 2019 from a newly structured third-party debt issuance.

Description of Business

The Company is a global denim and casual apparel company headquartered in the United States ("U.S."). The Company designs, produces, procures, markets and distributes apparel primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in Europe and Asia, through department, specialty, company-operated, concession retail and independently operated partnership stores and online. VF Outlet™ stores carry Wrangler® and Lee® branded products, as well as merchandise that is specifically purchased for sale in these stores, including products from VF.

Fiscal Year

The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, the three-month period ended March 30, 2019 represents the first quarter of the Company's fiscal year ended December 28, 2019 ("fiscal 2019"). For presentation purposes herein, all references to periods ended March 2019, December 2018 and March 2018 correspond to the fiscal periods ended March 30, 2019, December 29, 2018 and March 31, 2018, respectively.

Basis of Presentation

References to fiscal 2019 foreign currency amounts herein reflect the changes in foreign exchange rates from fiscal 2018 and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions in countries with highly inflationary economies. Our most significant foreign currency exposure is driven by business conducted in euro-based countries. However, we conduct business in other developed and emerging markets around the world with exposure to other foreign currencies.

Amounts herein may not recalculate due to the use of unrounded numbers.

These accompanying unaudited combined financial statements reflect the historical financial position, results of operations and cash flows of the Company for the periods presented as historically managed within VF.  For purposes of preparing these combined financial statements on a “carve-out" basis, the balance sheets and cash flows included only those assets and liabilities directly related to the Jeanswear and VF OutletTM businesses, and the statements of income included the historically reported results of those businesses along with allocations of a portion of VF’s total corporate expenses. Accordingly, the balances in periods after the Separation may not be comparable to the balances presented in this Form 10-Q. Below are some considerations related to post-Separation presentation:

•
The assets and liabilities ultimately transferred to the Company at the time of Separation differed in some cases from those presented in the accompanying combined balance sheets.  For example, VF decided during the first quarter of 2019 to cease its operations in Argentina, including those of the Company, and agreed to retain all assets and liabilities of the Company’s operations in Argentina post-Separation.   Thus, the balances related to the Jeanswear Argentina operations were reported as dedicated assets and liabilities for carve-out purposes but will not be included in the Company’s balance sheet after the Separation.

•
Certain revenues and costs presented in the accompanying combined statements of income will not continue after the Separation.  For example, VF retained management of the U.S. pension plan at the time of Separation and a replacement plan was not established by the Company; thus, the statements of income after the Separation will only include pension costs related to international plans. Also, certain sales to VF will not continue after the Separation.

•
Additionally, costs presented in the statements of income after the Separation may differ from costs reported for carve-out purposes.  For example, allocations of VF’s stock compensation costs will be replaced by the actual expense related to equity instruments held by Company employees, and allocations of corporate overhead expenses will be replaced by the actual costs

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 24

to run a standalone public company.   Actual costs incurred after the Separation will depend on many factors, including the organizational structure, the duration and cost of transition service agreements, the information technology infrastructure, and the level of cost-optimization initiatives.

•
Related party balances were settled prior to or at the time of the Separation, and the Company began to report transactions for functions previously managed by VF, such as derivatives, sale of accounts receivables, debt financing and cash management.

Business Overview

The Company is focused on growing our three strategic channels, with higher levels of growth anticipated in our Non-U.S. Wholesale and Branded Direct-to-Consumer channels, as we pursue a broader set of product, channel and geographic opportunities for the Wrangler® and Lee® brands. Our U.S. Wholesale channel will continue to receive full focus and commitment.

As part of a centralized approach to our global business, our management team will provide global oversight for their respective business functions, including supply chain, digital, direct-to-consumer and strategy, while seeking to ensure that we maintain our worldwide presence and regional approach. Focusing on our near- to medium-term business strategy, we have incurred incremental costs in recent periods related to business model changes, restructuring programs and costs associated with the Separation, which we expect will result in a reduction of future operating costs. These initiatives have included exiting unprofitable markets in select European and South American countries including transitioning our Central America and South America ("CASA") region to a distributor model, streamlining and right sizing supply chain operations including the closure of three owned manufacturing facilities in Mexico; streamlining our global organizational structure including a redesign of our commercial organization in the U.S. and Asia, and relocating the Lee® brand’s North American headquarters to Greensboro, North Carolina. We will continue to implement various operational initiatives to address inefficiencies throughout our organization along with cost savings programs that we expect to generate meaningful benefits on a global basis.

HIGHLIGHTS OF THE FIRST QUARTER OF FISCAL 2019

•
Net revenues decreased 3% to $648.3 million compared to the three months ended March 2018, primarily due to a 3% unfavorable impact from foreign currency, as increases in the Wrangler segment were offset by declines in the Lee segment.

•	U.S. Wholesale revenues increased 1% compared to the three months ended March 2018, and represent 59% of total revenues in the current period.

•
International revenues decreased 9% compared to the three months ended March 2018, primarily due to declines in the Non-U.S. Wholesale channel driven by a 9% unfavorable impact from foreign currency. International revenues represent 31% of total revenues in the current period.

•
Branded Direct-to-Consumer revenues decreased 7% compared to the three months ended March 2018, primarily due to a 6% unfavorable impact from foreign currency. The Branded Direct-to-Consumer channel represents 10% of total revenues in the current period.

•
Gross margin decreased 480 basis points to 38% compared to the three months ended March 2018, primarily due to business model changes, restructuring programs and transaction costs associated with the Separation, which negatively impacted the current period by approximately 380 basis points. The remaining decrease in gross margin during the current period was primarily due to an increase in distressed sales and adverse product cost factors.

•	Net income decreased 81% to $15.4 million compared to $79.7 million for the three months ended March 2018 primarily due to the initiatives discussed above.

25 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Combined Statements of Income

The following table presents a summary of the changes in net revenues for the three months ended March 2019 as compared to the three months ended March 2018:

(in millions)	Three Months Ended March
Net revenues — 2018	$669.7
Operations	(2.8)
Impact of foreign currency	(18.6)
Net revenues — 2019	$648.3

Net revenues decreased 3% for the three months ended March 2019 as compared to the 2018 period, primarily due to a 3% unfavorable impact from foreign currency, as increases in the Wrangler segment were offset by declines in the Lee segment.
Additional details on revenues are provided in the section titled “information by reportable segment.”
The following table presents components of the combined statements of income as a percent of total revenues:

	Three Months Ended March

(in millions)	2019	2018
Gross margin (total net revenues less cost of goods sold)	38.1%	42.9%
Selling, general and administrative expenses	34.3%	29.1%
Operating income	3.9%	13.8%

Gross margin for the three months ended March 2019 decreased approximately 480 basis points compared to the 2018 period. The three months ended March 2019 includes business model changes, restructuring programs and transaction costs associated with the Separation, which negatively impacted the current period by approximately 380 basis points. The remaining decrease in gross margin during the current period was primarily due to an increase in distressed sales and adverse product cost factors.
Selling, general and administrative expenses as a percentage of total revenues for the three months ended March 2019 increased approximately 520 basis points compared to the 2018 period. The three months ended March 2019 includes business model changes, restructuring programs and transaction costs associated with the Separation, which negatively impacted the current period by approximately 310 basis points. The remaining increase in the current period was primarily driven by higher bonus expense and advertising costs as compared to the prior period.
The effective income tax rate for the three months ended March 2019 was 44.7% compared to 15.0% in the 2018 period. The three months ended March 2019 included a net discrete tax expense of $1.2 million, primarily comprised of $2.8 million of net tax expense related to unrecognized tax benefits and interest, $2.2 million of tax benefit related to stock compensation, and $0.2 million of tax expense related to adjustments of previously recorded amounts based on final regulations for the transition tax. The $1.2 million net discrete tax expense in the three months ended March 2019 increased the effective income tax rate by 4.4%. The effective tax rate for the three months ended March 2018 included a net discrete tax benefit of $6.3 million, which included $5.5 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest and $0.8 million of tax benefit related to stock compensation. The $6.3 million net discrete tax benefit in the 2018 period decreased the effective income tax rate by 6.7%. Without discrete items, the effective income tax rate for the three months ended March 2019 increased by 18.6% compared with the 2018 period primarily due to losses incurred in the current period for certain CASA jurisdictions for which no related tax benefit was recognized.

Information by Reportable Segment

Management at each of the brands has direct control over and responsibility for its revenues and operating income, hereinafter termed "segment revenues" and "segment profits," respectively. Our management evaluates operating performance and makes investment and other decisions based on segment revenues and segment profit. Common costs for certain centralized functions provided and administered by VF, such as information technology, human resources, accounting shared services, supply chain, insurance, and the

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 26

service cost component of net periodic pension benefit are allocated to the segments based on appropriate metrics such as usage or proportion of revenues.

The following tables present a summary of the changes in segment revenues and segment profit for the three months ended March 2019 as compared to the 2018 period:
Segment Revenues:

	Three Months Ended March
(in millions)	Wrangler	Lee	Other	Total
Segment revenues — 2018	$365.0	$262.0	$42.7	$669.7
Operations	14.1	(11.1)	(5.8)	(2.8)
Impact of foreign currency	(9.2)	(9.4)	—	(18.6)
Segment revenues — 2019	$369.9	$241.5	$36.9	$648.3

Segment Profit:

	Three Months Ended March
(in millions)	Wrangler	Lee	Other	Total
Segment profit — 2018	$62.9	$36.0	$(1.7)	$97.2
Operations	(50.3)	(18.7)	(1.4)	(70.4)
Impact of foreign currency	11.1	0.3	—	11.4
Segment profit — 2019	$23.7	$17.6	$(3.1)	$38.2
The following sections discuss the changes in segment revenue and segment profit.
Wrangler

	Three Months Ended March

(Dollars in millions)	2019	2018	Percent Change
Segment revenues	$369.9	$365.0	1.4%
Segment profit	$23.7	$62.9	(62.4)%
Operating margin	6.4%	17.2%
Global revenues for the Wrangler® brand increased 1% for the three months ended March 2019 as compared to the 2018 period, as growth in U.S. wholesale revenues was partially offset by declines in non-U.S. wholesale and branded direct-to-consumer revenues.
Revenues in the Americas region increased 4% for the three months ended March 2019 as compared to the 2018 period, primarily due to increases in U.S. wholesale revenues resulting from a shift in the timing of sales to a key customer along with growth in key western accounts. This increase is partially offset by declines in non-U.S. Americas wholesale revenues, which decreased 14% for the three months ended March 2019 as compared to the 2018 period, primarily due to a 20% unfavorable impact from foreign currency driven by the highly inflationary economy in Argentina, partially offset by strong growth in Mexico wholesale revenues driven by an increase in seasonal sales to key accounts. Revenues in the Asia-Pacific ("APAC") region decreased 9% for the three months ended March 2019 as compared to the 2018 period due to a 9% unfavorable impact from foreign currency. Revenues in the Europe, Middle East and Africa ("EMEA") region decreased 10% for the three months ended March 2019 as compared to the 2018 period, primarily due to an 8% unfavorable impact from foreign currency along with declines in wholesale and branded direct-to-consumer revenues despite a shift of spring/summer deliveries to the current period.

Operating margin decreased to 6.4% for the three months ended March 2019 as compared to 17.2% for the 2018 period, primarily due to higher restructuring charges and bonus expense in the current period.

27 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

Lee

	Three Months Ended March

(Dollars in millions)	2019	2018	Percent Change
Segment revenues	$241.5	$262.0	(7.8)%
Segment profit	$17.6	$36.0	(51.0)%
Operating margin	7.3%	13.7%

Global revenues for the Lee® brand decreased 8% for the three months ended March 2019 as compared to the 2018 period, driven by declines across all channels.

Revenues in the Americas region decreased 7% for the three months ended March 2019 as compared to the 2018 period, primarily due to declines in U.S. wholesale revenues. The U.S. wholesale channel revenues were negatively impacted, in part, by the bankruptcy of a key retail partner along with declining sales of our Lee® Riders® brand. Revenues in the non-U.S. Americas region were flat for the three months ended March 2019 as compared to the 2018 period, as growth in wholesale revenues in Mexico was offset by an 8% unfavorable impact from foreign currency related primarily to the highly inflationary economy in Argentina. Revenues in the APAC region decreased 1% for the three months ended March 2019 compared to the 2018 period, primarily due to a 6% unfavorable impact from foreign currency offset by increases in wholesale revenues as the prior year period included elevated levels of product returns resulting from a strategic transition within a key market. Revenues in the EMEA region decreased 17% for the three months ended March 2019 as compared to the 2018 period, primarily due to an 8% unfavorable impact from foreign currency during 2019, the bankruptcy of a key retail partner, and declines in wholesale and branded direct-to-consumer revenues despite a shift of spring/summer deliveries to the current period.

Operating margin decreased to 7.3% for the three months ended March 2019 as compared to 13.7% for the 2018 period, primarily due to higher restructuring charges and bonus expense in the current period along with expense deleverage on lower revenues.

In addition, we report an "Other" category for purposes of a reconciliation of segment revenues and segment profit to combined operating results, but the Other category is not considered a reportable segment.
Other

	Three Months Ended March

(Dollars in millions)	2019	2018	Percent Change
Revenues	$36.9	$42.7	(13.7)%
Loss	$(3.1)	$(1.7)	(76.4)%
Operating margin	(8.4)%	(4.1)%

Other revenues decreased 14% for the three months ended March 2019 as compared to the 2018 period, primarily due to a 15% decline in VF Outlet™ store revenues as a result of a decrease in comparable store sales along with decreased store counts and square footage as compared to 2018.

Total sales to VF included in other revenues are $10.6 million and $13.5 million for the three months ended March 2019 and 2018, respectively.

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 28

Reconciliation of Segment Profit to Income Before Income Taxes

For purposes of preparing these combined financial statements on a "carve-out" basis, the Company has been allocated a portion of VF's total corporate expenses. These additional allocations are reported as corporate and other expenses in the table below. Refer to Note 1 of the combined financial statements for additional information on the Company's methodology for allocating these costs.

There are three types of costs necessary to reconcile total segment profit to combined income before taxes. These costs are corporate and other expenses, related party interest income, net and other interest income, net. These costs are excluded from segment profit as they are managed centrally and are not under control of brand management.

	Three Months Ended March

(Dollars in millions)	2019	2018	Percent Change
Corporate and other expenses	$14.0	$6.0	134.1%
Related party interest income, net	2.3	1.7	41.7%
Other interest income, net	$1.3	$0.9	44.5%

Corporate and other expenses increased 134% for the three months ended March 2019 as compared to the 2018 period, primarily due to an increase in general corporate allocations, driven by higher bonus expense in the current period along with $3.0 million of incremental costs attributable to the Separation.

29 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
Historically, we have generated strong annual cash flows from operating activities. However, we have operated within VF's cash management structure, which uses a centralized approach to cash management and financing of our operations. A substantial portion of the Company's cash was transferred to VF, which is not reflective of the manner in which we would have been able to finance our operations had we been an independent, publicly traded company during the periods presented herein.

The cash and equivalents held by VF at the corporate level are not specifically identifiable to the Company and therefore have not been reflected within our combined balance sheets. VF's third-party long-term debt and the related interest expense have not been allocated to the Company for any of the periods presented herein as we were not the legal obligor of the respective debt obligations. Following the Separation, our capital structure and sources of liquidity will no longer be part of VF's capital structure as we will be a standalone public company and will no longer participate in VF's centralized cash management program.

Our ability to fund our operating needs will be dependent upon our future ability to continue to generate positive cash flow from operations and obtain debt financing on acceptable terms. Based upon our history of generating positive cash flows from operations, we believe that we will be able to support our short-term liquidity needs. We believe that we will be able to sufficiently fund known and reasonably likely future liquidity and capital requirements through the combination of cash flows from operations, available cash balances and borrowing capacity from the issuance of third-party debt. In the event that the aforementioned sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, if required, in future periods.

We anticipate utilizing cash flows from operations to support continued investments in our brands, talent and capabilities, growth strategies, dividend payments to shareholders, and repayment of our debt obligations over time. Management believes that our cash balances and funds provided by operating activities, along with expected borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt incurred in connection with the Separation, (ii) adequate liquidity to fund capital expenditures and planned dividend payouts, and (iii) flexibility to meet investments opportunities that may arise.

On May 17, 2019, we borrowed $1.05 billion of newly structured third-party debt, which we utilized primarily to finance a cash transfer to a member of VF's group in connection with the Separation. This debt obligation may restrict our business strategies and may adversely impact our financial condition, results of operations or cash flows. Additionally, our separation from VF may increase our overall cost of debt funding and decrease the overall debt capacity and commercial credit available to the Company.

The Company intends to pay cash dividends in future periods. The declaration and amount of any future dividends will be determined and subject to authorization by our Board of Directors and will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice, and any other factors or considerations that our Board of Directors deems relevant.

Our cash flows were as follows:

	Three Months Ended March

(in millions)	2019	2018
Cash provided (used) by operating activities	$206.5	$(114.4)
Cash (used) provided by investing activities	(5.3)	0.9
Cash (used) provided by financing activities	(195.6)	117.3

Cash Provided (Used) by Operating Activities

Cash flow provided by operating activities is dependent on the level of net income, adjustments to net income and changes in working capital.

Cash provided by operating activities increased $320.9 million for the three months ended March 2019 as compared to the 2018 period, primarily due to a reduction in amounts due from related parties as a result of timing of settlement primarily related to the Company's sale of accounts receivable arrangement.

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 30

Cash (Used) Provided by Investing Activities

Cash used by investing activities increased $6.2 million for the three months ended March 2019 as compared to the 2018 period.
The Company had related party notes receivable, with VF as the counterparty, of $517.9 million at March 2019 and $546.7 million at March 2018. The notes outstanding at March 2019 were scheduled to mature during fiscal 2019, and were transferred to and retained by VF at the time of the Separation.

Cash (Used) Provided By Financing Activities

Cash used by financing activities increased $312.9 million in the three months ended March 2019 primarily due to net transfers to parent.

The Company had related party notes payable, with VF as the counterparty, of $241.9 million and $269.1 million at March 2019 and 2018, respectively. The notes outstanding at March 2019 were scheduled to mature during fiscal 2019, and were transferred to and retained by VF at the time of the Separation.

We have $36.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either us or the banks. Total outstanding balances under these arrangements were $8.4 million at March 2019 and $12.1 million at March 2018. Borrowings under these arrangements include letters of credit which are non-interest bearing to the Company of $6.0 million at March 2019 and $8.6 million at March 2018.

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission ("SEC") on April 30, 2019 ("2018 Form 10") provided a table summarizing our contractual obligations and commercial commitments at the end of 2018 that would require the use of funds. As of March 2019, there have been no material changes in the amounts disclosed in the 2018 Form 10.

Critical Accounting Policies and Estimates

We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the combined financial statements included in the 2018 Form 10.

The application of these accounting policies require that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, we may retain outside specialists to assist in impairment testing of goodwill and intangible assets. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the combined financial statements, or are the most sensitive to change outside factors, are discussed in Management's Discussion and Analysis in the 2018 Form 10. Except as disclosed in Note 2 to our combined financial statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these polices.

Recently Issued and Adopted Accounting Standards

Refer to Note 2 to our combined financial statements for additional information regarding recently issued and adopted accounting standards.

Cautionary Statement on Forward-looking Statements

From time to time, the Company may make oral or written statements, including statements in this quarterly report that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to the Company’s operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and therefore

31 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements.

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this release include, but are not limited to: risks associated with the Company's spin-off from VF Corporation, including the risk of disruption to our business in connection with the spin-off and that the Company could lose revenue as a result of such disruption; the risk that the Company does not realize all of the expected benefits of the spin-off; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; and the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of the Company.  Other risks for Company include foreign currency fluctuations; the level of consumer demand for apparel; disruption to distribution systems; reliance on a small number of large customers; the financial strength of customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior, intense competition from online retailers, and manufacturing and product innovation; increasing pressure on margins; ability to implement its business strategy; ability to grow its international and direct-to-consumer businesses; the company and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; stability of manufacturing facilities and foreign suppliers; continued use by suppliers of ethical business practices; ability to accurately forecast demand for products; continuity of members of management; ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by licensees and distributors of the value of our brands; ability to execute and integrate acquisitions; changes in tax laws and liabilities; legal, regulatory, political and economic risks; the risk of economic uncertainty associated with the pending exit of the United Kingdom from the European Union ("Brexit") or any other similar referendums that may be held; and adverse or unexpected weather conditions. More information on potential factors that could affect the Company's financial results will be included from time to time in our public reports filed with the SEC, including the Company's 2018 Form 10.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures set forth under Item 2 in the 2018 Form 10.

ITEM 4 — CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting. As of March 30, 2019, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 32

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A — RISK FACTORS

You should carefully consider the risk factors set forth under Part I, Item 1A, “Risk Factors,” in the 2018 Form 10. There have been no material changes to the risk factors from those described in the 2018 Form 10.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of our common stock during the first quarter of fiscal 2019:

First Quarter 2019	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet be Purchased Under the Program
December 30, 2018 - January 26, 2019	—	$—	—	$—
January 27, 2019 - February 23, 2019	—	—	—	—
February 24, 2019 - March 30, 2019	—	—	—	—
Total	—	$—	—

ITEM 6 — EXHIBITS

2.1
Separation and Distribution Agreement dated May 22, 2019 (incorporated by reference to Exhibit 2.1 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

3.1*	Amended and Restated Articles of Incorporation of Kontoor Brands, Inc. effective as of May 7, 2019

3.2*	Amended and Restated Bylaws of Kontoor Brands, Inc. effective as of May 7, 2019

10.1	Tax Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854)).

10.2	Transition Services Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.2 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

10.3
VF Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.3 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

10.4
Kontoor Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.4 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

10.5	Employee Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.5 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

10.6
Credit Agreement dated May 17, 2019, among Kontoor Brands, Inc., Lee Wrangler International Sagl, the Borrowing Subsidiaries and the lenders and agents party thereto (incorporated by reference to Exhibit 10.6 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

10.7
Change in Control Agreement by and between Scott H. Baxter and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.7 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

33 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

10.8
Change in Control Agreement by and between Rustin Welton and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.8 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

10.9
Change in Control Agreement by and between Thomas E. Waldron and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.9 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

10.10
Change in Control Agreement by and between Christopher Waldeck and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.10 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

10.11
Change in Control Agreement by and between Laurel Krueger and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.11 to the Form 8-K of Kontoor Brands, Inc. filed with the Commission on May 23, 2019 (File No. 001-38854))

10.12	Kontoor Brands, Inc. 2019 Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.13	Kontoor Brands Executive Deferred Savings Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.14	Kontoor Brands Executive Deferred Savings Plan II (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.15	Kontoor Brands 401(k) Savings Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Commission on May 20, 2019 (File No. 333-231627))

10.16
Form of Stock Compensation Plan Non-Qualified Stock Option Certificate (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.17
Form of Stock Compensation Plan Non-Qualified Stock Option Certificate for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.18
Form of Award Certificate for Performance-Based Restricted Stock Units (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.19
Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.20
Form of Award Certificate for Restricted Stock Units (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.21	Form of Award Certificate for Restricted Stock (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.22	Form of Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.23
Form of Deferred Savings Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

10.24
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 of Kontoor Brands, Inc. filed with the Commission on April 1, 2019 (File No. 001-38854))

10.25
Form of Mid-Term Incentive Plan, a subplan under the Stock Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed with the Commission on April 1, 2019 (File No. 001-38854))

31.1*	Certification of Scott H. Baxter, Chairman, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Rustin Welton, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Scott H. Baxter, Chairman, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Rustin Welton, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 34

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

35 Kontoor Brands, Inc. Q1 FY19 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

	By:	/s/ Rustin Welton
Rustin Welton
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 20, 2019	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q1 FY19 Form 10-Q 36