Form 10-Q
period 2019-06-29
Kontoor Brands, Inc.
filed 2019-08-13
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-38854
KONTOOR BRANDS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	83-2680248
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

400 N. Elm Street			27401
Greensboro	,	North Carolina
(Address of principal executive offices)			(Zip Code)
(336) 332-3400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	KTB	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of common stock, no par value, of the registrant outstanding as of July 27, 2019 was 56,879,295.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
KONTOOR BRANDS, INC.
Consolidated and Combined Balance Sheets
(Unaudited)

(in thousands)	June 2019	December 2018	June 2018
ASSETS
Current assets
Cash and equivalents	$76,687	$96,776	$86,356
Accounts receivable, less allowance for doubtful accounts of $11,102 at June 2019, $10,549 at December 2018 and $7,345 at June 2018	254,049	252,966	262,525
Due from former parent, current	—	547,690	553,976
Notes receivable from former parent	—	517,940	546,740
Inventories	538,168	473,812	491,836
Other current assets	79,397	52,014	45,202
Total current assets	948,301	1,941,198	1,986,635
Due from former parent, noncurrent	—	611	—
Property, plant and equipment, net	131,727	138,449	142,263
Operating lease assets	90,416	—	—
Intangible assets, net	50,953	53,059	55,263
Goodwill	213,761	214,516	216,080
Other assets	153,044	110,632	120,439
TOTAL ASSETS	$1,588,202	$2,458,465	$2,520,680
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$2,829	$3,215	$5,062
Current portion of long-term debt	7,500	—	—
Accounts payable	159,214	134,129	136,620
Due to former parent, current	—	16,140	59,424
Notes payable to former parent	—	269,112	269,112
Accrued liabilities	177,582	194,228	166,881
Operating lease liabilities, current	34,439	—	—
Total current liabilities	381,564	616,824	637,099
Operating lease liabilities, noncurrent	58,594	—	—
Other liabilities	86,189	118,189	115,894
Long-term debt	979,687	—	—
Commitments and contingencies
Total liabilities	1,506,034	735,013	752,993
Equity
Common stock, no par value	—	—	—
Additional paid-in capital	134,621	—	—
Former parent investment	—	1,868,634	1,908,986
Retained earnings	21,235	—	—
Accumulated other comprehensive loss	(73,688)	(145,182)	(141,299)
Total equity	82,168	1,723,452	1,767,687
TOTAL LIABILITIES AND EQUITY	$1,588,202	$2,458,465	$2,520,680

See accompanying notes to unaudited consolidated and combined financial statements.

3 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

(in thousands, except per share amounts)	2019	2018	2019	2018
Net revenues	$609,746	$663,856	$1,258,090	$1,333,519
Costs and operating expenses
Cost of goods sold	374,177	396,785	775,202	779,206
Selling, general and administrative expenses	182,049	191,337	404,173	386,171
Total costs and operating expenses	556,226	588,122	1,179,375	1,165,377
Operating income	53,520	75,734	78,715	168,142
Interest income from former parent, net	1,423	1,660	3,762	3,311
Interest expense	(7,638)	(416)	(7,736)	(781)
Interest income	1,408	1,386	2,831	2,668
Other expense, net	(1,370)	(1,241)	(2,341)	(2,438)
Income before income taxes	47,343	77,123	75,231	170,902
Income taxes	9,357	16,665	21,832	30,748
Net income	$37,986	$60,458	$53,399	$140,154
Earnings per common share
Basic	$0.67	$1.07	$0.94	$2.47
Diluted	$0.67	$1.07	$0.94	$2.47
Weighted average shares outstanding
Basic	56,648	56,648	56,648	56,648
Diluted	56,920	56,648	56,779	56,648
See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

(in thousands)	2019	2018	2019	2018
Net income	$37,986	$60,458	$53,399	$140,154
Other comprehensive income, net of taxes
Foreign currency translation
Gains (losses) arising during the period	4,686	(28,518)	5,444	(18,817)
Defined benefit pension plans
Current period actuarial gains (losses)	(14)	—	(14)	—
Derivative financial instruments
Gains (losses) arising during the period	(2,058)	—	(2,058)	—
Reclassification to net income for (gains) losses realized	(362)	—	(362)	—
Total other comprehensive income (loss), net of taxes	2,252	(28,518)	3,010	(18,817)
Comprehensive income	$40,238	$31,940	$56,409	$121,337
See accompanying notes to unaudited consolidated and combined financial statements.

5 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Six Months Ended June

(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$53,399	$140,154
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	16,025	16,089
Stock-based compensation	11,473	5,552
Provision for doubtful accounts	2,985	375
Other	(1,068)	(1,594)
Changes in operating assets and liabilities:
Accounts receivable	4,355	(17,425)
Inventories	(69,655)	(60,721)
Due from former parent	548,301	(332,361)
Accounts payable	43,331	(36,564)
Income taxes	5,692	(4,286)
Accrued liabilities	230	20,009
Due to former parent	(16,065)	21,393
Other assets and liabilities	(18,852)	(15,619)
Cash provided (used) by operating activities	580,151	(264,998)
INVESTING ACTIVITIES
Capital expenditures	(9,300)	(13,035)
Repayments of notes receivable from former parent	517,940	1,000
Other, net	1,081	5,050
Cash provided (used) by investing activities	509,721	(6,985)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,050,000	—
Debt issuance costs	(12,993)	—
Principal payments of long-term debt	(50,000)	—
Repayment of notes payable from former parent	(269,112)	—
Net transfers (to) from former parent	(1,814,682)	279,859
Other, net	(14,169)	675
Cash (used) provided by financing activities	(1,110,956)	280,534
Effect of foreign currency rate changes on cash and cash equivalents	995	(3,006)
Net change in cash and cash equivalents	(20,089)	5,545
Cash and cash equivalents – beginning of period	96,776	80,811
Cash and cash equivalents – end of period	$76,687	$86,356

See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Former Parent Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(in thousands)	Shares	Amounts
Balance, December 2018	—	$—	$—	$1,868,634	$—	$(145,182)	$1,723,452
Adoption of new accounting standard (ASU 2016-02)	—	—	—	(2,713)	—	—	(2,713)
Net income	—	—	—	15,413	—	—	15,413
Foreign currency translation	—	—	—	—	—	758	758
Net transfers to former parent	—	—	—	(157,928)	—	—	(157,928)
Balance, March 2019	—	$—	$—	$1,723,406	$—	$(144,424)	$1,578,982
Net income	—	—	—	16,751	21,235	—	37,986
Stock-based compensation, net	—	—	1,879	—	—	—	1,879
Foreign currency translation	—	—	—	—	—	4,686	4,686
Defined benefit pension plans	—	—	—	—	—	(14)	(14)
Derivative financial instruments	—	—	—	—	—	(2,420)	(2,420)
Net transfers to former parent	—	—	—	(1,607,415)	—	68,484	(1,538,931)
Transfer of former parent investment to additional paid-in capital	—	—	132,742	(132,742)	—	—	—
Issuance of common stock	56,648	—	—	—	—	—	—
Balance, June 2019	56,648	$—	$134,621	$—	$21,235	$(73,688)	$82,168

	Common Stock		Additional Paid-in Capital	Former Parent Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(in thousands)	Shares	Amounts
Balance, December 2017	—	$—	—	$1,480,375	$—	$(122,482)	$1,357,893
Adoption of new accounting standard (ASU 2014-09)	—	—	—	3,047	—	—	3,047
Net income	—	—	—	79,696	—	—	79,696
Foreign currency translation	—	—	—	—	—	9,701	9,701
Net transfers from former parent	—	—	—	113,445	—	—	113,445
Balance, March 2018	—	$—	$—	$1,676,563	$—	$(112,781)	$1,563,782
Net income	—	—	—	60,458	—	—	60,458
Foreign currency translation	—	—	—	—	—	(28,518)	(28,518)
Net transfers from former parent	—	—	—	171,965	—	—	171,965
Balance, June 2018	—	$—	$—	$1,908,986	$—	$(141,299)	$1,767,687

See accompanying notes to unaudited consolidated and combined financial statements.

7 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global denim and casual apparel company headquartered in the United States ("U.S."). The Company designs, produces, procures, markets and distributes apparel primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in Europe and Asia, through department, specialty, company-operated, concession retail and independently operated partnership stores and online. VF Outlet™ stores carry Wrangler® and Lee® branded products, as well as merchandise that is specifically purchased for sale in these stores.
Spin-Off Transaction
On May 22, 2019, VF Corporation ("VF" or "former parent") completed the spin-off of its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business. The spin-off transaction (the "Separation") was effected through a pro-rata distribution to VF shareholders of one share of Kontoor common stock for every seven shares of VF common stock held on the record date of May 10, 2019. Kontoor began to trade as a separate public company (NYSE: KTB) on May 23, 2019.
The Company incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation.
The Company entered into several agreements with VF that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Kontoor Intellectual Property License Agreement, the VF Intellectual Property License Agreement and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, the Company and VF agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting related services for periods up to 18 months. The Company has also entered into certain commercial arrangements with VF. Revenues, expenses and operating expense reimbursements under these agreements are recorded within the reportable segments or within the corporate and other expenses line item, in the reconciliation of segment profit in Note 12, based on the nature of the arrangements.
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ended December 28, 2019 ("fiscal 2019"). For presentation purposes herein, all references to periods ended June 2019, December 2018 and June 2018 correspond to the fiscal periods ended June 29, 2019, December 29, 2018 and June 30, 2018, respectively.

Basis of Presentation - Unaudited Consolidated and Combined Financial Statements
The Company’s financial statements for periods through the Separation date of May 22, 2019 are combined financial statements prepared on a carve-out basis as discussed below. The Company’s financial statements for the period from May 23, 2019 through June 29, 2019 are consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. Accordingly, the second quarter of 2019 included consolidated and combined financial statements, whereas all prior periods included combined financial statements.
The Company’s unaudited consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. The financial statements may not be indicative of the Company's future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as an independent company for all periods presented. Additionally, operating results for the three and six months ended June 2019 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2019. The unaudited financial statements should be read in conjunction with the audited combined financial statements for the fiscal year ended December 29, 2018 included in our Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission on April 30, 2019 ("2018 Form 10").
Basis of Presentation - Prior to the Separation
Through the Separation date, the Company's combined financial statements are prepared on a "carve-out" basis. These accompanying unaudited combined financial statements reflect the historical financial position, results of operations and cash flows of the Company for the periods presented, through the Separation date, as historically managed within VF. The unaudited combined financial statements have been derived from the consolidated financial statements and accounting records of VF.
The combined statements of income include costs for certain centralized functions and programs provided and administered by VF that are charged directly to the Company. These centralized functions and programs include, but are not limited to, information technology, human resources, accounting shared services, supply chain and insurance.
In addition, for purposes of preparing these combined financial statements on a "carve-out" basis under U.S. GAAP, a portion of VF's total corporate expenses are allocated to the Company. These expense allocations include the cost of corporate functions and resources provided by or administered by VF including, but not

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

limited to, executive management, finance, accounting, legal, human resources, and related benefit costs associated with such functions, such as stock-based compensation and pension. Allocations also include the cost of operating VF's corporate headquarters located in Greensboro, North Carolina.
Costs are allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional revenues, cost of goods sold or square footage, as applicable. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or benefit received by, the Company during the periods presented. However, the allocations may not reflect the expenses that would have been incurred if the Company had been a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure.

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
All intracompany transactions are eliminated. All transactions between the Company and VF are included in these financial statements. For those transactions between the Company and VF that were historically settled in cash, the Company has reflected such balances in the balance sheets as "due from former parent" or "due to former parent." The aggregate net effect of transactions between the Company and VF that were not historically settled in cash are reflected in the balance sheets within "former parent investment" and in the statements of cash flows within "net transfers to former parent."

NOTE 2 — RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” an update that requires entities to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients and interim transition disclosure requirements. This guidance was adopted by the Company during the first quarter of fiscal 2019 utilizing the optional transition method, which resulted in a $2.7 million cumulative effect adjustment to beginning retained earnings for fiscal 2019. The adoption of these standards did not have a significant impact on the Company's statement of income and statement of cash flows. Refer to Note 3 of the Company's financial statements for additional information.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," an update that amends and simplifies certain aspects of hedge accounting rules to better portray the economic results of risk management activities in the financial statements. The FASB has subsequently issued updates to the standard to provide additional guidance on specific topics. This guidance was adopted by the Company during the first quarter of fiscal 2019 and did not have a significant impact on the Company's financial statements.
In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," an update that addresses the effect of the change in the U.S. federal corporate income tax rate due to the enactment of the Tax Act on items within accumulated other comprehensive income (loss). This guidance was adopted by the Company during the first quarter of fiscal 2019 and did not have a significant impact on the Company's financial statements.

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements," an update that provides technical corrections, clarifications and other improvements across a variety of accounting topics. The transition and effective date guidance is based on the facts and circumstances of each update; however, many of them became effective for the Company at the beginning of fiscal 2019. The adoption of this guidance did not have a significant impact on the Company's financial statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This guidance will be effective for the Company beginning in fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on the consolidated and combined financial statements. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," an update that modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This guidance will be effective for the Company beginning in fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statement disclosures. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans," an update that modifies

9 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

the disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. This guidance will be effective for the Company beginning in fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statement disclosures. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.
In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," an

update that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance will be effective for the Company beginning in fiscal 2020. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on the consolidated and combined financial statements. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

NOTE 3 — LEASES
The Company enters into operating leases for offices, operational facilities, retail locations, vehicles and other assets that expire at various dates through 2031. Leases for real estate typically have initial terms ranging from 3 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 2 to 7 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. These lease terms may include optional renewals, terminations or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.
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

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents the lease-related assets and liabilities recorded in the Company's balance sheet:

(in thousands)	June 2019
Assets
Operating lease assets, noncurrent	$90,416
Total lease assets	$90,416

Liabilities
Operating lease liabilities, current	$34,439
Operating lease liabilities, noncurrent	58,594
Total lease liabilities	$93,033

Weighted-average remaining lease term (in years)
Operating leases	4.08
Weighted-average discount rate
Operating leases	2.46%

Lease costs
The following table presents certain information related to the lease costs for operating leases:

(in thousands)	Three Months Ended June 2019	Six Months Ended June 2019
Operating lease cost	$11,343	$18,956
Short-term lease cost (excluding leases of one month or less)	1,015	1,506
Variable lease cost	735	3,551
Total lease costs	$13,093	$24,013

Rent expense associated with operating leases for the three and six months ended June 2018 totaled approximately $10.6 million and $21.2 million, respectively.

Other information
The following table presents supplemental cash flow information related to leases:

(in thousands)	Six Months Ended June 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows impact - operating leases	$22,950
Right-of-use assets obtained in exchange for new operating leases	$23,446

11 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table reconciles maturities of operating lease liabilities as of June 2019 to the lease liabilities reflected in the Company's balance sheet:

(in thousands)	Lease Obligations
2019 (excluding the six months ended June 2019)	$29,732
2020	29,141
2021	17,358
2022	8,285
2023	5,379
Thereafter	9,647
Total future minimum lease payments	99,542
Less: amounts related to imputed interest	(6,509)
Present value of future minimum lease payments	93,033
Less: operating lease liabilities, current	(34,439)
Operating lease liabilities, noncurrent	$58,594

As of June 2019, the Company has entered into approximately $1.3 million of operating lease arrangements, on an undiscounted basis, that have not yet commenced. The Company continuously monitors and may negotiate contract amendments that include extensions or modifications to existing leases.
The following table presents the future minimum lease payments during the noncancelable lease terms as presented under ASC 840:

(in thousands)	December 2018
2019	$33,562
2020	29,246
2021	17,810
2022	7,932
2023	4,353
Thereafter	4,582
Total future minimum lease payments	$97,485

NOTE 4 — REVENUES
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has (i) an obligation to pay for, (ii) physical possession of, (iii) legal title to, (iv) risks and rewards of ownership of and (v) accepted the goods or services. The timing of revenue recognition within the wholesale channels occurs either on shipment or delivery of goods based on contractual terms with the customer. The timing of revenue recognition in the direct-to-consumer channels generally occurs at the point of sale within Company-operated or concession retail stores and either on shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers, the Company’s promise to the customer is a performance obligation to provide the specified goods and the Company has discretion in establishing pricing, and thus the Company is the principal in the arrangement and revenue is recognized on a gross basis at the transaction price.
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
The amount of revenue recognized in the wholesale and direct-to-consumer channels reflects the expected consideration to be received for providing the goods or services to the customer, which includes estimates for variable consideration. Variable consideration includes allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. The Company utilizes the expected value method in determining its estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends and current economic conditions.
Revenue from the sale of gift cards is deferred and recorded as a contract liability until the gift card is redeemed by the customer, factoring in breakage as appropriate, which considers whether the

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

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
The Company has elected to treat all shipping and handling activities as fulfillment costs and recognize the costs as "selling, general and administrative expenses" at the time the related revenue is recognized. Shipping and handling costs billed to customers are included in "net revenues." Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from the transaction price.
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guaranteed royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees’ sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees. As of June 2019, the Company expects to recognize $77.4 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2029. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
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
As of June 2019, there were no arrangements with transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients discussed above and (ii) fixed consideration related to future minimum guarantees.
For the three and six months ended June 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Contract Balances
Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less an estimated allowance for doubtful accounts.
Contract assets are rights to consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. Once the Company has an unconditional right to consideration under a contract, amounts are invoiced and contract assets are reclassified to "accounts receivable." The Company's primary contract assets relate to sales-based royalty arrangements.
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
The following table provides information about accounts receivable, contract assets and contract liabilities recorded in the Company's balance sheets:

(in thousands)	June 2019	December 2018	June 2018
Accounts receivable, net	$254,049	$252,966	$262,525
Contract assets (a)	2,529	2,841	1,387
Contract liabilities (b)	2,787	2,311	3,215

(a)	Included in "other current assets" in the Company's balance sheets.

(b)	Included in "accrued liabilities" in the Company's balance sheets.
The Company recognized revenue that was previously included in the contract liability balances of $0.2 million and $1.5 million for the three and six months ended June 2019, respectively, and $0.3 million and $1.5 million for the three and six months ended June 2018, respectively. The changes in the contract asset and contract liability balances primarily result from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

13 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Disaggregation of Revenue
The following tables disaggregate our revenues by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region covered by the agreement. Branded Direct-to-Consumer revenues include the distribution of our products via concession retail locations internationally, Wrangler® and Lee® branded full-price stores globally and Company-owned outlet stores globally. The Branded Direct-to-Consumer channel also includes our branded products sold in our U.S.-based VF Outlet™ stores and our products that are marketed and distributed online via www.wrangler.com and www.lee.com. The Other channel includes (i) sales of VF-branded and third-party branded merchandise in our VF Outlet™ stores, (ii) sales to VF for products manufactured in our plants and use of our transportation fleet and (iii) revenues from fulfilling a transition services agreement related to VF's sale of its Nautica® brand business in mid-2018.

	Three Months Ended June 2019

(in thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$299,040	$108,757	$4,710	$412,507
Non-U.S. Wholesale	40,569	56,845	633	98,047
Branded Direct-To-Consumer	24,383	41,306	14	65,703
Other	—	—	33,489	33,489
Total	$363,992	$206,908	$38,846	$609,746

Geographic revenues
U.S.	$317,831	$130,795	$38,002	$486,628
International	46,161	76,113	844	123,118
Total	$363,992	$206,908	$38,846	$609,746

	Three Months Ended June 2018

(in thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$311,222	$100,674	$7,094	$418,990
Non-U.S. Wholesale	59,624	73,076	26	132,726
Branded Direct-To-Consumer	26,899	44,023	27	70,949
Other	—	—	41,191	41,191
Total	$397,745	$217,773	$48,338	$663,856

Geographic revenues
U.S.	$329,166	$122,655	$48,312	$500,133
International	68,579	95,118	26	163,723
Total	$397,745	$217,773	$48,338	$663,856

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

	Six Months Ended June 2019

(in thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$575,865	$209,616	$11,435	$796,916
Non-U.S. Wholesale	109,224	157,741	633	267,598
Branded Direct-To-Consumer	48,838	81,082	14	129,934
Other	—	—	63,642	63,642
Total	$733,927	$448,439	$75,724	$1,258,090

Geographic revenues
U.S.	$611,700	$249,915	$74,880	$936,495
International	122,227	198,524	844	321,595
Total	$733,927	$448,439	$75,724	$1,258,090

	Six Months Ended June 2018

(in thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$575,008	$210,933	$14,658	$800,599
Non-U.S. Wholesale	135,630	180,937	26	316,593
Branded Direct-To-Consumer	52,090	87,864	27	139,981
Other	—	—	76,346	76,346
Total	$762,728	$479,734	$91,057	$1,333,519

Geographic revenues
U.S.	$608,806	$251,619	$91,031	$951,456
International	153,922	228,115	26	382,063
Total	$762,728	$479,734	$91,057	$1,333,519

NOTE 5 — SALE OF ACCOUNTS RECEIVABLE
On April 1, 2019, the Company entered into an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under this agreement, up to $377.5 million of the Company’s trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold balances from "accounts receivable" in its balance sheets at the time of sale. The Company does not retain any interests in the sold accounts receivable.
Prior to April 1, 2019, the Company had a separate agreement with VF, pursuant to which the Company’s trade accounts receivable were sold as part of VF’s agreement with a financial institution. Under this agreement, the Company did not retain any interests in the sold accounts receivable but continued to service and collect outstanding accounts receivable on behalf of VF. Prior to the Separation, the amount due from VF for these sales was separately reflected in the Company's balance sheets within "due from former parent." Refer to Note 15 of the financial statements for additional information.

During the six months ended June 2019 and 2018, the Company sold total trade accounts receivable of $518.7 million and $526.6 million, respectively. As of June 2019, $188.2 million of the sold accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
As of December 2018 and June 2018, $544.9 million and $553.4 million, respectively, of the sold trade accounts receivable had been removed from "accounts receivable" and reflected in the Company's balance sheets within "due from former parent."
The funding fees charged by the financial institution for these programs are reflected in the Company's statements of income within "other expense, net" and were $1.5 million and $2.9 million for the three and six months ended June 2019, respectively, and $1.4 million and $2.4 million for the three and six months ended June 2018, respectively. Net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.

15 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 6 — INVENTORIES

(in thousands)	June 2019	December 2018	June 2018
Finished products	$457,508	$396,345	$412,365
Work-in-process	35,680	37,466	40,642
Raw materials	44,980	40,001	38,829
Total inventories	$538,168	$473,812	$491,836

NOTE 7 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Credit Facilities

On May 17, 2019, the Company entered into a $1.55 billion senior secured credit facility, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation. This facility consists of a five-year $750 million term loan A facility (“Term Loan A”), a seven-year $300 million term loan B facility (“Term Loan B”) and a five-year $500 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto.

The Credit Facilities are subject to certain affirmative and negative covenants customary for financings of this type, including maintenance of a consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest ratio. If the Company fails in the performance of any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. As of June 2019, the Company was in compliance with all covenants.

Short-term borrowings

(in thousands)	June 2019	December 2018	June 2018
International borrowing arrangements	$2,829	$3,215	$5,062
Revolving Credit Facility	—	—	—
Short-term borrowings	$2,829	$3,215	$5,062

The Company has $49.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Total outstanding balances under these arrangements were $2.8 million, $3.2 million and $5.1 million at June 2019, December 2018 and June 2018, respectively.
Borrowings under the Revolving Credit Facility are priced at a credit spread of 175 basis points over the appropriate LIBOR benchmark for each currency, or 75 basis points over the base rate for each currency, at the Company's election. The Company is also required to pay a facility fee to the lenders, currently equal to 30 basis points of the undrawn amount of the facility. The credit spread and facility fee are subject to adjustments based on the Company's credit ratings.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. The Revolving Credit Facility had $1.3 million of outstanding standby letters of credit issued on behalf of the Company as of June 2019, leaving $498.7 million available for borrowing against this facility. We expect to utilize the borrowing capacity under the Revolving Credit Facility from time to time to provide working capital and funds for general corporate purposes.

Long-term Debt

(in thousands)	June 2019
Term Loan A	$694,166
Term Loan B	293,021
Total long-term debt	987,187
Less current portion	7,500
Long-term debt, due beyond one year	$979,687

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The interest rate per annum applicable to Term Loan A is either 75 basis points over the base rate or 175 basis points over the applicable LIBOR benchmark, at the Company's election.
Additionally, the interest rate per annum applicable to Term Loan B is either a base rate plus margin of 3.25% or LIBOR plus a margin of 4.25%, at the Company's election. The LIBOR rate for both loans is subject to a "floor" of 0.0%. Interest payments are due quarterly on both Term Loan A and Term Loan B.
Term Loan A and Term Loan B balances will begin amortizing in escalating quarterly installments in the third quarter of fiscal 2019. Additionally, the Company has the option to repay these loans at its discretion, and repaid $50 million of Term Loan A during the quarter ended June 2019.

Term Loan A had an outstanding principal amount of $700.0 million at June 2019 and is recorded net of unamortized debt issuance costs. Interest expense on this facility is recorded at an effective annual interest rate of 4.3%, including original issue discount and debt issuance costs.

Term Loan B had an outstanding principal amount of $300.0 million at June 2019 and is recorded net of unamortized original issue discount and debt issuance costs. Interest expense on this facility is recorded at an effective annual interest rate of 6.8%, including original issue discount and debt issuance costs.

NOTE 8 — PENSION PLANS
Prior to the Separation, certain Company employees participated in U.S. and international defined benefit pension plans sponsored by VF (the "Shared Plans"), which included participants of other VF operations. The Company accounted for its participation in the Shared Plans as a multi-employer benefit plan. Accordingly, net pension costs specifically related to Company employees were reflected in the Company's statements of income and the Company did not record an asset or liability in relation to the funded or unfunded status of the Shared Plans.
At the Separation, approximately $11.0 million of net pension obligations related to international employees were transferred to the Company, along with $1.1 million of related other comprehensive loss. The net pension costs for these plans are included in the table below.

The Company recognized the following net pension costs:

	Three Months Ended June		Six Months Ended June

(in thousands)	2019	2018	2019	2018
Service cost	$681	$1,701	$1,017	$3,067
Non-service components	(2,201)	(266)	(3,166)	(2,361)
Curtailment losses	—	3,502	—	3,502
Settlement losses	—	67	—	67
Net pension (benefit) costs	$(1,520)	$5,004	$(2,149)	$4,275

The service cost component of net pension costs is reflected in the Company's statements of income within "cost of goods sold" and "selling, general and administrative expenses." The non-service components of net pension cost are reflected in the Company's statements of income within "selling, general and administrative expenses."

17 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company's comprehensive income consists of net income and specified components of other comprehensive loss (“OCL”), which relate to changes in assets and liabilities that are not included in net income but are instead deferred and accumulated within a separate component of equity in the Company's balance sheets. The Company's comprehensive income is presented in the Company's statements of comprehensive income. The deferred components of OCL are reported, net of related taxes, in accumulated OCL in equity, as follows:

(in thousands)	June 2019	December 2018	June 2018
Foreign currency translation	$(81,841)	$(145,182)	$(141,299)
Defined benefit pension plans	(1,072)	—	—
Derivative financial instruments	9,225	—	—
Accumulated other comprehensive income (loss)	$(73,688)	$(145,182)	$(141,299)

The changes in accumulated OCL, net of related taxes, were as follows:

	Three Months Ended June 2019

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(in thousands)				Total
Balance, March 2019	$(144,424)	$—	$—	$(144,424)
Other comprehensive income (loss) before reclassifications	4,686	(14)	(2,058)	2,614
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(362)	(362)
Net other comprehensive income (loss)	4,686	(14)	(2,420)	2,252
Net transfers to former parent	57,897	(1,058)	11,645	68,484
Balance, June 2019	$(81,841)	$(1,072)	$9,225	$(73,688)

	Three Months Ended June 2018

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(in thousands)				Total
Balance, March 2018	$(112,781)	$—	$—	$(112,781)
Other comprehensive income (loss) before reclassifications	(28,518)	—	—	(28,518)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net other comprehensive income (loss)	(28,518)	—	—	(28,518)
Balance, June 2018	$(141,299)	$—	$—	$(141,299)

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

	Six Months Ended June 2019

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(in thousands)				Total
Balance, December 2018	$(145,182)	$—	$—	$(145,182)
Other comprehensive income (loss) before reclassifications	5,444	(14)	(2,058)	3,372
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(362)	(362)
Net other comprehensive income (loss)	5,444	(14)	(2,420)	3,010
Net transfers to former parent	57,897	(1,058)	11,645	68,484
Balance, June 2019	$(81,841)	$(1,072)	$9,225	$(73,688)

	Six Months Ended June 2018

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(in thousands)				Total
Balance, December 2017	$(122,482)	$—	$—	$(122,482)
Other comprehensive income (loss) before reclassifications	(18,817)	—	—	(18,817)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net other comprehensive income (loss)	(18,817)	—	—	(18,817)
Balance, June 2018	$(141,299)	$—	$—	$(141,299)

19 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Reclassifications out of accumulated OCL are as follows:

		Three Months Ended June		Six Months Ended June
(in thousands)

Details About Accumulated Other Comprehensive Income (Income) Components	Affected Line Item in the Consolidated Statements of Income
		2019	2018	2019	2018
Gains (losses) on derivative financial instruments:
Foreign exchange contracts	Net sales	$(96)	$—	$(96)	$—
Foreign exchange contracts	Cost of goods sold	415	—	415	—
Foreign exchange contracts	Other income (expense), net	43	—	43	—
Total before tax		362	—	362	—
Tax benefit		—	—	—	—
Net of tax		362	—	362	—
Total reclassifications for the period, net of tax		$362	$—	$362	$—

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 10 — STOCK-BASED COMPENSATION

Prior to the Separation, certain Company employees participated in the VF amended and restated 1996 Stock Compensation Plan. At the Separation date, certain VF share-based awards were converted to approximately 2.4 million of the Company’s options, performance and non-performance based restricted stock units and restricted stock awards.  Unamortized expense for these awards was approximately $7.7 million at the Separation date and will be amortized over the remaining vesting periods of the awards.
NOTE 11 — INCOME TAXES

Prior to the Separation, our operations were historically included in VF’s U.S. combined federal and state income tax returns. For the periods prior to the Separation, the income tax expense and deferred tax balances that are presented in these financial statements were calculated on a carve-out basis, which applied the accounting guidance as if the Company filed its own tax returns in each jurisdiction and included tax losses and tax credits that may not reflect tax positions taken by VF. Certain tax attributes reported by the Company on a carve-out basis were not transferred to the Company as part of the Separation. These attributes primarily related to losses in certain Central America and South America ("CASA") jurisdictions.
The effective income tax rate for the six months ended June 2019 was 29.0% compared to 18.0% in the 2018 period. Effective with the Separation, the Company established a corporate legal entity structure that is subject to U.S. corporate income tax on a standalone basis. Tax expense for the six-month period is based on five months of combined financial statements prepared on a carve-out basis using VF information and one month of the consolidated results of the Company on a standalone basis.
The six months ended June 2019 included a net discrete tax expense of $0.7 million, comprised of $3.8 million of net tax expense primarily related to an increase in unrecognized tax benefits and interest and $3.1 million of tax benefit related to stock compensation. The $0.7 million net discrete tax expense in the six months ended June 2019 increased the effective income tax rate by 0.9%.
The effective tax rate for the six months ended June 2018 included a net discrete tax benefit of $6.5 million, which included $5.1 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest and $1.4 million of tax benefit related to stock compensation. The $6.5 million net discrete tax benefit in the 2018 period decreased the effective income tax rate by 3.8%.

Without discrete items, the effective income tax rate for the six months ended June 2019 increased by 6.3% compared with the 2018 period primarily due to losses incurred in the periods prior to the Separation for certain CASA jurisdictions for which no related tax benefit was recognized.

The Company will file a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company has not filed its initial consolidated U.S. federal income tax return and therefore there are no open IRS examinations. However, the Company is currently subject to examination by various U.S. state and international tax authorities where existing legal entities were transferred to the Company as part of the Separation. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company’s provision for income taxes is adequate. Management does not anticipate that ongoing audits or negotiations will conclude during the next 12 months.
During the six months ended June 2019, the amount of net unrecognized tax benefits and associated interest decreased by $39.0 million to $12.3 million. The decrease in net unrecognized tax benefits was primarily related to reserves that were presented in the prior periods on a carve-out basis but were not transferred to the Company as part of the Separation. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $0.5 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, which would reduce income tax expense. The Company accounts for interest and penalties related to unrecognized tax benefits as a component of tax expense.
NOTE 12 — REPORTABLE SEGMENT INFORMATION

The chief operating decision maker allocates resources and assesses performance based on a global brand view which determines the Company's operating segments. These operating segments are the basis for the Company's reportable segments, as described below:

•	Wrangler — Wrangler® branded denim, apparel and accessories.

•	Lee — Lee® branded denim, apparel and accessories.

In addition, we report an "Other" category for purposes of reconciliation of revenues and profit, but the Other category is not considered a reportable segment. Other includes sales (i) of VF-branded products and third-party branded merchandise at VF Outlet™ stores, (ii) of Rock and Republic® branded apparel, (iii) to VF for products manufactured in our plants and use of our transportation fleet and, (iv) from fulfillment of a transition services agreement associated with VF's sale of its Nautica® brand business in mid-2018.

Accounting policies utilized for internal management reporting at the individual segments are consistent with those included in Note 1 of the combined financial statements of our 2018 Form 10, except as noted below.

21 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The Company's statements of income include costs for certain centralized functions and programs provided and administered by VF that are charged directly to VF's businesses, including the Company. These centralized functions and programs include, but are not limited to, information technology, human resources, accounting shared services, supply chain, insurance, and the related benefits. These historical allocations have been included in the measurement of segment profit below.

In addition, for purposes of preparing these financial statements on a "carve-out" basis, we have allocated a portion of VF's total corporate expenses to the Company. These expense allocations include the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources, and related benefit costs associated with such functions. Allocations also include the cost of operating VF's corporate headquarters located in Greensboro, North Carolina. These additional allocations are reported as corporate and other expenses in the table below.

Corporate and other expenses, net interest income from former parent, interest income, and interest expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

Financial information for the Company's reportable segments is as follows:

	Three Months Ended June		Six Months Ended June

(in thousands)	2019	2018	2019	2018
Segment revenues:
Wrangler	$363,992	$397,745	$733,927	$762,728
Lee	206,908	217,773	448,439	479,734
Other	38,846	48,338	75,724	91,057
Total segment revenues	$609,746	$663,856	$1,258,090	$1,333,519
Segment profit:
Wrangler	$56,980	$67,670	$80,645	$130,616
Lee	13,747	18,065	31,380	54,054
Other	1,805	1,363	(1,280)	(387)
Total segment profit	$72,532	$87,098	$110,745	$184,283
Corporate and other expenses	(20,382)	(12,605)	(34,371)	(18,579)
Interest income from former parent, net	1,423	1,660	3,762	3,311
Interest expense	(7,638)	(416)	(7,736)	(781)
Interest income	1,408	1,386	2,831	2,668
Income before income taxes	$47,343	$77,123	$75,231	$170,902

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 22

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 13 — FAIR VALUE MEASUREMENTS
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

•
Level 3 — Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company's own data and judgments about assumptions that market participants would use in pricing the asset or liability.

The following table summarizes financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
June 2019
Financial assets:
Cash equivalents:
Money market funds	$5,385	$5,385	$—	$—
Time deposits	3,391	3,391	—	—
Derivative financial instruments	855	—	855	—
Investment securities	61,799	58,343	3,456	—
Financial liabilities:
Derivative financial instruments	3,972	—	3,972	—
Deferred compensation	61,799	—	61,799	—
		Fair Value Measurement Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2018
Financial assets:
Cash equivalents:
Money market funds	$21,687	$21,687	$—	$—
Time deposits	2,518	2,518	—	—
Investment securities	46,666	46,666	—	—
Financial liabilities:
Deferred compensation	46,666	—	46,666	—

The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign exchange forward contracts, is determined based on observable market inputs (Level 2). Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities.

These investments are primarily comprised of mutual funds (Level 1) that are valued based on quoted prices in active markets. Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments.

23 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Additionally, at June 2019, the carrying value of the Company's long-term debt, inclusive of the current portion, was $987.2 million compared to a fair value of $990.6 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.

All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, due from former parent, notes receivable from former parent, short-term borrowings, accounts payable, due to former parent, notes payable to former parent and accrued liabilities. At June 2019 and December 2018, carrying value approximated fair value for the aforementioned financial assets and liabilities due to the short-term nature of these instruments. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the six months ended June 2019 or the fiscal year ended December 2018.
NOTE 14 — RESTRUCTURING

The Company typically incurs restructuring charges related to cost optimization of business activities. Of the $1.7 million and $24.6 million of restructuring charges recognized during the three and six months ended June 2019, respectively, the Company recognized $1.7 million and $13.8 million in "selling, general and administrative expenses" during the three and six months ended June 2019, respectively, and $10.8 million in "cost of goods sold" during the six months ended June 2019.

The Company did not incur significant incremental costs related to the previously approved initiatives during the three and six months ended June 2019. All of the $12.8 million total restructuring accrual reported in the Company's balance sheet at June 2019 is expected to be paid out within the next 12 months and is classified within "accrued liabilities."

The components of the restructuring charges are as follows:

(in thousands)	Three Months Ended June 2019	Six Months Ended June 2019
Severance and employee-related benefits	$1,746	$14,903
Asset impairments	—	1,596
Inventory write-downs	—	4,403
Other	—	3,660
Total restructuring charges	$1,746	$24,562

Restructuring costs by business segment are as follows:

(in thousands)	Three Months Ended June 2019	Six Months Ended June 2019
Wrangler	$1,191	$17,613
Lee	461	6,685
Other	94	264
Total	$1,746	$24,562

The activity in the restructuring accrual for the six-month period ended June 2019 is as follows:

(in thousands)	Severance	Other	Total
Accrual at December 2018	$23,249	$—	$23,249
Charges	14,903	3,660	18,563
Cash payments	(18,951)	(839)	(19,790)
Adjustments to accruals	83	—	83
Currency translation	(58)	(197)	(255)
Adjustment at Separation	(6,384)	(2,624)	(9,008)
Accrual at June 2019	$12,842	$—	$12,842

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 24

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 15 — TRANSACTIONS WITH FORMER PARENT

Prior to the Separation, the Company's financial statements were prepared on a carve-out basis and were derived from the consolidated financial statements and accounting records of VF. The following discussion summarizes activity between the Company and VF.
Allocation of General Corporate Expenses
Prior to the Separation, the Company's statements of income included expenses for certain centralized functions and other programs provided and administered by VF that were charged directly to the Company. In addition, for purposes of preparing these financial statements on a carve-out basis, the Company was allocated a portion of VF's total corporate expenses. See Note 1 in the Company's 2018 Form 10 for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.
Sales and Purchases To and From Former Parent
During the first two months of the second quarter of fiscal year 2019 and the first five months of fiscal year 2019 through the Separation date, the Company's sales to VF totaled $3.4 million and $14.1 million, respectively, and $12.1 million and $25.6 million for the three and six months ended June 2018, respectively, which are included in "net revenues" in the Company's statements of income. The Company's cost of goods sold includes items purchased from VF totaling $0.2 million and $0.5 million for the first two months of the second quarter of fiscal year 2019 and the first five months of fiscal year 2019 through the Separation date, respectively, and $0.4 million and $1.2 million for the three and six months ended June 2018, respectively. At June 2019, December 2018 and June 2018, the aggregate amount of inventories purchased from VF that remained on the Company's balance sheets were approximately $1.0 million, $0.8 million and $2.3 million, respectively.
Notes To and From Former Parent
All notes to and from former parent were settled in connection with the Separation. At December 2018 and June 2018, the Company had notes receivable from former parent of $517.9 million and $546.7 million, respectively, with VF as the counterparty. The weighted-average interest rate for these notes was approximately 3.4% and 2.4% at December 2018 and June 2018, respectively.

At December 2018 and June 2018, the Company had notes payable to former parent of $269.1 million and $269.1 million, respectively, with VF as the counterparty. The weighted-average interest rate for these notes was approximately 3.4% and 2.3% at December 2018 and June 2018, respectively.
The Company recorded net interest income related to these notes for the first two months of the second quarter of fiscal year 2019 and the first five months of fiscal year 2019 through the Separation date of $1.4 million and $3.8 million, respectively, and $1.7 million and $3.3 million for the three and six months ended June 2018, respectively, which is reflected in "interest income from former parent, net" within the Company's statements of income.
Due To and From Former Parent
All amounts due to and from former parent were settled in connection with the Separation. Balances that were in due to and from former parent were generated by (i) the sale of trade accounts receivable to VF, as discussed in Note 5 to the Company's financial statements, (ii) hedging agreements with VF, and (iii) sourcing payable to VF.
Prior to the Separation, the Company did not enter into derivative contracts. However, VF entered into derivative contracts with external counterparties to hedge certain foreign currency transactions with exposure to the euro, Mexican peso, Polish zloty, Canadian dollar, and other currencies. The Company entered into offsetting internal contracts with VF with maturities up to 20 months, and cash settled with VF on any asset or liability that arose under these contracts.

25 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Due from former parent, current consists of the following:

(in thousands)	December 2018	June 2018
Sale of trade accounts receivable	$544,858	$553,355
Hedging agreements with VF	2,832	621
	$547,690	$553,976

As discussed in Note 5 to the financial statements, the Company sold certain of its trade accounts receivable to VF, who then sold them to a financial institution and periodically remitted cash back to the Company.
Due from former parent, noncurrent consists of the following:

(in thousands)	December 2018	June 2018
Hedging agreements with VF	$611	$—
Due to former parent, current consists of the following:

(in thousands)	December 2018	June 2018
Sourcing payable	$16,140	$59,424
Net Transfers To and From VF
Net transfers to and from VF are included in "former parent investment" within the statements of equity. The components of the transfers to and from VF are as follows:

	Six Months Ended June

(in thousands)	2019(a)	2018
General financing activities	$(723,155)	$203,402
Corporate allocations	47,903	61,465
Stock-based compensation expense	9,582	5,552
Pension (benefit) costs	(2,246)	4,275
Purchases from parent	3,193	1,644
Sales to parent	(13,988)	(25,612)
Other income tax	10,863	34,684
Transition tax related to the Tax Act	3,937	—
Cash dividend to former parent	(1,032,948)	—
Total net transfers (to) from former parent	$(1,696,859)	$285,410

(a) Activity reflected through the Separation date

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 26

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 16 — EARNINGS PER SHARE
The computation of basic and diluted earnings per share ("EPS") is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. On May 22, 2019, the Separation from VF was effected through a pro-rata distribution of one share of the Company's common stock for every seven shares of VF common stock held at the close of business on the record date of May 10, 2019. As a result, on May 23, 2019, the

Company had 56,647,561 shares of common stock outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented through the Separation date. After the Separation date, actual outstanding shares are used to calculate both basic and diluted weighted average number of common shares outstanding.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June		Six Months Ended June

(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$37,986	$60,458	$53,399	$140,154
Basic weighted average shares outstanding	56,648	56,648	56,648	56,648
Dilutive effect of stock-based awards	272	—	131	—
Diluted weighted average shares outstanding	56,920	56,648	56,779	56,648
Earnings per share:
Basic earnings per share	$0.67	$1.07	$0.94	$2.47
Diluted earnings per share	0.67	1.07	0.94	2.47

NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
On April 24, 2019, the Company began entering into derivative contracts with external counterparties to hedge certain foreign currency transactions.
All of the Company's outstanding derivative financial instruments are foreign exchange forward contracts. Although derivatives meet the criteria for hedge accounting at the inception of the hedging relationship, a limited number of derivative contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.

The notional amount of all outstanding derivative contracts was $326.7 million at June 2019, consisting primarily of contracts hedging exposures to the Mexican peso, euro, Canadian dollar, British pound, Swedish krona and Polish zloty. Derivative contracts have maturities up to 20 months.

The following table presents outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains	Fair Value of Derivatives with Unrealized Losses

(in thousands)	June 2019	June 2019
Foreign currency exchange contracts designated as hedging instruments	$852	$(3,916)
Foreign currency exchange contracts not designated as hedging instruments	3	(56)
Total derivatives	$855	$(3,972)

27 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The Company records and presents the fair value of all of its derivative assets and liabilities in the Company's balance sheets on a gross basis, even though they are subject to master netting agreements. If the Company were to offset and record the asset and liability balances of its foreign exchange forward contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Company's balance sheets would be adjusted from the current gross presentation to the net amounts as detailed in the following table:

	June 2019

(in thousands)	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$855	$(3,972)
Gross amounts not offset in the balance sheet	(5)	5
Net amounts	$850	$(3,967)
Derivatives are classified as current or noncurrent based on maturity dates, as follows:

(in thousands)	June 2019
Other current assets	$741
Accrued liabilities	(3,263)
Other assets	114
Other liabilities	(709)

Cash Flow Hedges
The Company uses derivative contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, intercompany service fees and royalties. The effects of cash flows hedging included in the Company's statements of income and statements of comprehensive income are summarized as follows:

(in thousands)	Gain (Loss) on Derivatives Recognized in OCI Three Months Ended June	Gain (Loss) on Derivatives Recognized in OCI Six Months Ended June

Cash Flow Hedging Relationships	2019	2019
Foreign currency exchange	$(2,058)	$(2,058)

(in thousands)	Gain (Loss) Reclassified from Accumulated OCI into Income Three Months Ended June	Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended June

Location of Gain (Loss)	2019	2019
Net sales	$(96)	$(96)
Cost of goods sold	415	415
Other income (expense), net	43	43
Total	$362	$362

Derivative Contracts Not Designated as Hedges
The Company uses derivative contracts to manage foreign currency exchange risk on third-party accounts payable. These contracts are not designated as hedges and are recorded at fair value in the Company's balance sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction gains or losses on the related assets and liabilities.

28 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Following is a summary of these derivatives included in the Company's statements of income:

(in thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income Three Months Ended June	Gain (Loss) on Derivatives Recognized in Income Six Months Ended June

Derivatives Not Designated as Hedges		2019	2019
Foreign currency exchange	Cost of goods sold	$(57)	$(57)
		$(57)	$(57)

Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three or six months ended June 2019.
In connection with the Separation, VF transferred $11.6 million of unrecognized gains on foreign currency exchange contracts related to the Jeanswear business. These gains were deferred in accumulated OCI and are being reclassified to earnings as the Company recognizes the underlying transactions in revenue.

At June 2019, accumulated OCI included $8.4 million of pre-tax net deferred gains for foreign currency exchange contracts that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on exchange rates in effect when outstanding derivative contracts are settled.
NOTE 18 — SUBSEQUENT EVENTS
Dividend
On July 23, 2019, the Board of Directors declared the first regular quarterly dividend of $0.56 per share of the Company's common stock. The cash dividend will be payable on September 20, 2019, to shareholders of record at the close of business on September 10, 2019.
Interest Rate Swap
On July 24, 2019, the Company entered into a ‘floating to fixed’ interest rate swap to mitigate the risk of changes in LIBOR rates on the Company's future interest payments.  Because this derivative contract meets the criteria for hedge accounting, the related gains and losses will be accumulated through OCI and amortized through the April 18, 2024 maturity date.
Tax Matter
Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Act”) on May 19, 2019, and the federal legislative process was completed and published in the official register on August 6, 2019. It is anticipated that the federal enactment of the Swiss Tax Act will not have a significant impact on the Company's financial statements. The related cantonal legislative process is expected to be completed by the end of the year. The associated tax effects, which could be significant to the Company's financial statements, will be reflected in the Company's quarterly results in the period in which the cantonal components of the Swiss Tax Act are enacted.
Stock-based Compensation
On July 23, 2019, the Board of Directors approved the grant of equity awards to the Company's employees and directors under the Kontoor Brands, Inc. 2019 Stock Compensation Plan.  Approximately $24.0 million of stock-based compensation awards will be granted in August 2019 in the form of performance-based and time-based restricted stock units.

29 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Description of Business

Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global denim and casual apparel company headquartered in the United States ("U.S."). The Company designs, produces, procures, markets and distributes apparel primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in Europe and Asia, through department, specialty, company-operated, concession retail and independently operated partnership stores and online. VF Outlet™ stores carry Wrangler® and Lee® branded products, as well as merchandise that is specifically purchased for sale in these stores.

Spin-Off Transaction
On May 22, 2019, VF Corporation ("VF" or "former parent") completed the spin-off its Jeans business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business. The spin-off transaction (the "Separation") was effected through a pro-rata distribution to VF shareholders of one share of Kontoor common stock for every seven shares of VF common stock held on the record date of May 10, 2019.

Kontoor began to trade as a separate public company (NYSE: KTB) on May 23, 2019.
The Company incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation.

Fiscal Year

The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, the three-month period ended June 29, 2019 represents the second quarter of the Company's fiscal year ended

December 28, 2019 ("fiscal 2019"). For presentation purposes herein, all references to periods ended June 2019, December 2018 and June 2018 correspond to the fiscal periods ended June 29, 2019, December 29, 2018 and June 30, 2018, respectively.

Basis of Presentation
The Company’s financial statements for periods through the Separation date of May 22, 2019 are combined financial statements prepared on a carve-out basis of accounting, which reflects the business as historically managed within VF. The balance sheets and cash flows include only those assets and liabilities directly related to the Jeanswear and VF OutletTM businesses, and the statements of income include the historically reported results of those businesses along with allocations of a portion of VF’s total corporate expenses.  Refer to footnote 1 to the accompanying financial statements for additional information on the carve-out basis of accounting.
The Company’s financial statements for the period from May 23, 2019 through June 29, 2019 are consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. Accordingly, the second quarter of 2019 includes consolidated and combined financial statements, whereas all prior periods include only combined financial statements.   This results in a lack of comparability in the statements of income, primarily in selling, general and administrative expenses.  The Company also implemented business model changes effective with the Separation, including the exit of unprofitable markets in select European and South American countries and the discontinuation of manufacturing for VF.  Thus, certain revenues and costs presented in the carve-out statements of income did not continue after the Separation. Additionally, the balance sheet at June 2019 includes only the assets and liabilities that transferred at the Separation, some of which are different from those that were reported on a carve-out basis at December and March 2018.
References to fiscal 2019 foreign currency amounts herein reflect the changes in foreign exchange rates from fiscal 2018 and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. Our most significant foreign currency translation exposure is driven by business conducted in euro-based countries. However, we conduct business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 30

Business Overview

The Company is focused on growing our three strategic channels, with higher levels of growth anticipated in our Non-U.S. Wholesale and Branded Direct-to-Consumer channels, as we pursue a broader set of product, channel and geographic opportunities for the Wrangler® and Lee® brands. Our U.S. Wholesale channel will continue to receive full focus and commitment.

As part of a centralized approach to our global business, our management team will provide global oversight for their respective business functions, including supply chain, digital, direct-to-consumer and strategy, while seeking to ensure that we maintain our worldwide presence and regional approach. Focusing on our near- to medium-term business strategy, we have incurred incremental costs in recent periods related to business model changes, restructuring programs and costs associated with the

Separation, which we expect will result in a reduction of future operating costs. These initiatives have included exiting unprofitable markets in select European and South American countries including transitioning our Central America and South America ("CASA") region to a distributor model, streamlining and right sizing supply chain operations including the closure of three owned manufacturing facilities in Mexico; streamlining our global organizational structure including a redesign of our commercial organization in the U.S. and Asia, and relocating the Lee® brand’s North American headquarters to Greensboro, North Carolina. We will continue to implement various operational initiatives to improve efficiencies throughout our organization along with cost savings programs that we expect to generate meaningful benefits on a global basis.

HIGHLIGHTS OF THE SECOND QUARTER OF FISCAL 2019

•	Net revenues decreased 8% to $609.7 million compared to the three months ended June 2018, driven by decreases within all segments as discussed below and a 1% unfavorable impact from foreign currency.

•
U.S. Wholesale revenues decreased 2% compared to the three months ended June 2018 primarily due to the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018, partially offset by growth in our U.S. digital wholesale business. U.S Wholesale revenues represent 68% of total revenues in the current period.

•
International revenues decreased 25% compared to the three months ended June 2018, primarily due to declines in the Non-U.S. Wholesale channel driven by business model changes and a 6% unfavorable impact from foreign currency. International revenues represent 20% of total revenues in the current period.

•	Branded Direct-to-Consumer revenues decreased 7% compared to the three months ended June 2018, primarily due to declines in our European brick and mortar stores and a 5% unfavorable impact from foreign currency. These declines were partially offset by 15% growth in U.S. digital business through our owned e-commerce sites. The Branded Direct-to-Consumer channel represents 11% of total revenues in the current period.

•
Gross margin decreased 160 basis points to 39% compared to the three months ended June 2018, primarily due to business model changes, restructuring programs and transaction costs associated with the Separation, which negatively impacted the current period by approximately 140 basis points. The decrease in gross margin during the current period was also impacted by an increase in distressed sales and adverse product cost factors.

•	Net income decreased 37% to $38.0 million compared to $60.5 million for the three months ended June 2018 primarily due to the initiatives discussed above.

31 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated and Combined Statements of Income - Second Quarter Ended June 29, 2019 Compared with Second Quarter Ended June 30, 2018

The following table presents a summary of the changes in net revenues for the three months ended June 2019 as compared to the three months ended June 2018:

(in millions)	Three Months Ended June
Net revenues — 2018	$663.9
Operations	(44.2)
Impact of foreign currency	(9.9)
Net revenues — 2019	$609.7

Net revenues decreased 8% for the three months ended June 2019 compared to the 2018 period, primarily due to declines in the Wrangler and Lee segments as a result of the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018, actions to exit an underperforming country in Europe, business model changes in select markets and a 1% unfavorable impact from foreign currency.
Additional details on revenues are provided in the section titled “information by reportable segment.”
The following table presents components of the Company's statements of income as a percent of total revenues:

	Three Months Ended June

(in millions)	2019	2018
Gross margin (total net revenues less cost of goods sold)	38.6%	40.2%
Selling, general and administrative expenses	29.9%	28.8%
Operating income	8.8%	11.4%

Gross margin for the three months ended June 2019 decreased approximately 160 basis points compared to the 2018 period. Business model changes, restructuring programs and transaction costs associated with the Separation negatively impacted the current period by approximately 140 basis points. The decrease in gross margin during the current period was also impacted by an increase in distressed sales and adverse product cost factors.

Selling, general and administrative expenses as a percentage of revenues for the three months ended June 2019 increased approximately 110 basis points compared to the 2018 period. Business model changes, restructuring programs and transaction costs associated with the Separation negatively impacted the current period by approximately 220 basis points, partially offset by expense control.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 32

Information by Reportable Segment - Second Quarter Ended June 29, 2019 Compared with Second Quarter Ended June 30, 2018

Management at each of the brands has direct control over and responsibility for its revenues and operating income, hereinafter termed "segment revenues" and "segment profits," respectively. Our management evaluates operating performance and makes investment and other decisions based on segment revenues and segment profit. Common costs for certain centralized functions such as information technology, human resources, accounting shared services, supply chain, insurance and the related benefits are allocated to the segments based on appropriate metrics such as usage or proportion of revenues.

The following tables present a summary of the changes in segment revenues and segment profit for the three months ended June 2019 as compared to the 2018 period:
Segment Revenues:

	Three Months Ended June

(in millions)	Wrangler	Lee	Other	Total
Segment revenues — 2018	$397.7	$217.8	$48.3	$663.9
Operations	(28.2)	(6.4)	(9.6)	(44.2)
Impact of foreign currency	(5.5)	(4.5)	—	(9.9)
Segment revenues — 2019	$364.0	$206.9	$38.8	$609.7

Segment Profit:

	Three Months Ended June

(in millions)	Wrangler	Lee	Other	Total
Segment profit — 2018	$67.7	$18.1	$1.4	$87.1
Operations	(12.1)	(3.8)	0.4	(15.5)
Impact of foreign currency	1.4	(0.6)	—	0.8
Segment profit — 2019	$57.0	$13.7	$1.8	$72.5
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Segment revenues	$364.0	$397.7	(8.5)%
Segment profit	$57.0	$67.7	(15.8)%
Operating margin	15.7%	17.0%
Global revenues for the Wrangler® brand decreased 8% for the three months ended June 2019 compared to the 2018 period, driven by declines within all channels.
Revenues in the Americas region decreased 6% for the three months ended June 2019 compared to the 2018 period, primarily due to decreases in U.S. wholesale revenues resulting from a shift in the timing of shipments to a key customer and the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018. Non-U.S. Americas wholesale revenues decreased 30% for the three months ended June 2019 compared to the 2018 period, primarily due to business model changes and an 8% unfavorable impact from foreign currency driven by the highly inflationary economy in Argentina.

Revenues in the Asia-Pacific ("APAC") region decreased 37% for the three months ended June 2019 compared to the 2018 period, primarily due to the economic impact of demonetization in India and a 2% unfavorable impact from foreign currency. Revenues in the Europe, Middle East and Africa ("EMEA") region decreased 30% for the three months ended June 2019 compared to the 2018 period, primarily due to business model changes, a shift in the timing of shipments and a 4% unfavorable impact from foreign currency.
Operating margin decreased to 15.7% for the three months ended June 2019 compared to 17.0% for the 2018 period, primarily due to unfavorable channel mix driven by lower international sales and higher restructuring charges in the current period.

33 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

Lee

	Three Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Segment revenues	$206.9	$217.8	(5.0)%
Segment profit	$13.7	$18.1	(23.9)%
Operating margin	6.6%	8.3%

Global revenues for the Lee® brand decreased 5% for the three months ended June 2019 compared to the 2018 period, driven by declines in the non-U.S. wholesale and branded direct-to-consumer channels.

Revenues in the Americas region increased 4% for the three months ended June 2019 compared to the 2018 period, primarily due to an increase in U.S. wholesale revenues. The U.S. wholesale channel revenues were positively impacted by growth with our largest retail partners and a shift in the timing of shipments, which more than offset the negative impact of a major U.S. retailer bankruptcy in fourth quarter of 2018. Non-U.S. Americas wholesale revenues decreased 16% for the three months ended June 2019 compared to the 2018 period, primarily due to business model changes. Revenues in the APAC region decreased 12% for the three months ended June 2019 compared to the 2018 period, primarily due to a 5% unfavorable impact from foreign currency and the economic impact of demonetization in India. Revenues in the EMEA region decreased 32% for the three months ended June 2019 compared to the 2018 period, primarily due to business model changes, softer European demand, the negative impact of a shift in the timing of shipments and a 5% unfavorable impact from foreign currency.

Operating margin decreased to 6.6% for the three months ended June 2019 compared to 8.3% for the 2018 period, primarily due to unfavorable channel mix driven by lower international sales in the current period.

In addition, we report an "Other" category for purposes of a reconciliation of segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment.
Other

	Three Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Revenues	$38.8	$48.3	(19.6)%
Profit	$1.8	$1.4	32.4%
Operating margin	4.6%	2.8%

Other revenues decreased 20% for the three months ended June 2019 compared to the 2018 period. Total sales to VF included in other revenues were $6.6 million and $12.1 million for the three months ended June 2019 and 2018, respectively.

VF Outlet™ store revenues decreased 9% in the current period as a result of a decrease in comparable store sales along with decreased store counts and square footage as compared to 2018.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 34

Reconciliation of Segment Profit to Income Before Income Taxes - Second Quarter Ended June 29, 2019 Compared with Second Quarter Ended June 30, 2018

For purposes of preparing these financial statements on a "carve-out" basis, corporate and other expenses included the Company's allocation of a portion of VF's total corporate expenses through the Separation date of May 22, 2019. For the period from May 23, 2019 through June 29, 2019, the Company incurred corporate and other expenses as a standalone public company. Refer to Note 1 of the Company's financial statements for additional information on the Company's methodology for allocating these costs.

The costs below are necessary to reconcile total segment profit to income before taxes. These costs are excluded from segment profit as they are managed centrally and are not under control of brand management.

	Three Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Corporate and other expenses	$(20.4)	$(12.6)	61.7%
Interest income from former parent, net	1.4	1.7	(14.3)%
Interest expense	(7.6)	(0.4)	1,736.1%
Interest income	1.4	1.4	1.6%

Corporate and other expenses increased 62% for the three months ended June 2019 compared to the 2018 period primarily due to an increase in general corporate allocations, which include incremental costs attributable to the Separation and expenses associated with the Company's global enterprise resource planning system.

Interest expense for the three months ended June 2019 increased $7.2 million compared to the 2018 period, primarily due to borrowings on the Company's Credit Facilities resulting from the Separation.

35 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

Consolidated and Combined Statements of Income - Six Months Ended June 29, 2019 Compared with Six Months Ended June 30, 2018

The following table presents a summary of the changes in net revenues for the six months ended June 2019 as compared to the six months ended June 2018:

(in millions)	Six Months Ended June
Net revenues — 2018	$1,333.5
Operations	(47.0)
Impact of foreign currency	(28.4)
Net revenues — 2019	$1,258.1

Net revenues decreased 6% for the six months ended June 2019 compared to the 2018 period, primarily due to declines in the Wrangler and Lee segments as a result of the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018, actions to exit an underperforming country in Europe, business model changes in select markets and a 2% unfavorable impact from foreign currency. Additional details on revenues are provided in the section titled “information by reportable segment.”
The following table presents components of the Company's statements of income as a percent of total revenues:

	Six Months Ended June

(in millions)	2019	2018
Gross margin (total net revenues less cost of goods sold)	38.4%	41.6%
Selling, general and administrative expenses	32.1%	29.0%
Operating income	6.3%	12.6%

Gross margin for the six months ended June 2019 decreased approximately 320 basis points compared to the 2018 period. Business model changes, restructuring programs and transaction costs associated with the Separation negatively impacted the current period by approximately 220 basis points. The decrease in gross margin during the current period was also impacted by an increase in distressed sales and adverse product cost factors.
Selling, general and administrative expenses as a percentage of sales for the six months ended June 2019 increased approximately 310 basis points compared to the 2018 period. Business model changes, restructuring programs and transaction costs associated with the Separation negatively impacted the current period by approximately 300 basis points.
The effective income tax rate for the six months ended June 2019 was 29.0% compared to 18.0% in the 2018 period.

The six months ended June 2019 includes a net discrete tax expense of $0.7 million, comprised of $3.8 million of net tax expense primarily related to an increase in unrecognized tax benefits and interest and $3.1 million of tax benefit related to stock compensation. The $0.7 million net discrete tax expense in the six months ended June 2019 increased the effective income tax rate by 0.9%.
The effective tax rate for the six months ended June 2018 included a net discrete tax benefit of $6.5 million, which included $5.1 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest and $1.4 million of tax benefit related to stock compensation. The $6.5 million net discrete tax benefit in the 2018 period decreased the effective income tax rate by 3.8%.
Without discrete items, the effective income tax rate for the six months ended June 2019 increased by 6.3% compared with the 2018 period primarily due to losses incurred in the periods prior to the Separation for certain CASA jurisdictions for which no related tax benefit was recognized.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 36

Information by Reportable Segment - Six Months Ended June 29, 2019 Compared with Six Months Ended June 30, 2018

The following tables present a summary of the changes in segment revenues and segment profit for the six months ended June 2019 as compared to the 2018 period:
Segment Revenues:

	Six Months Ended June

(in millions)	Wrangler	Lee	Other	Total
Segment revenues — 2018	$762.7	$479.7	$91.1	$1,333.5
Operations	(14.4)	(17.3)	(15.4)	(47.1)
Impact of foreign currency	(14.4)	(14.0)	—	(28.4)
Segment revenues — 2019	$733.9	$448.4	$75.7	$1,258.1

Segment Profit:

	Six Months Ended June

(in millions)	Wrangler	Lee	Other	Total
Segment profit — 2018	$130.6	$54.1	$(0.4)	$184.3
Operations	(62.7)	(22.4)	(0.9)	(86.0)
Impact of foreign currency	12.7	(0.3)	—	12.4
Segment profit — 2019	$80.6	$31.4	$(1.3)	$110.7
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Six Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Segment revenues	$733.9	$762.7	(3.8)%
Segment profit	$80.6	$130.6	(38.3)%
Operating margin	11.0%	17.1%
Global revenues for the Wrangler® brand decreased 4% for the six months ended June 2019 compared to the 2018 period, reflecting declines in non-U.S. wholesale and branded direct-to-consumer revenues and flat U.S. wholesale revenues.
Revenues in the Americas region decreased 1% for the six months ended June 2019 compared to the 2018 period, primarily due to a decrease in U.S. wholesale revenues resulting from the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018. Non-U.S. Americas wholesale revenues declined 22% for the six months ended June 2019 compared to the 2018 period, primarily due to business model changes and an 8% unfavorable impact from foreign currency driven by the highly inflationary economy in Argentina. Revenues in the APAC region decreased 21% for the six months ended June 2019 compared to the 2018 period due to the economic impact of demonetization in India and a 7% unfavorable impact from foreign currency. Revenues in the EMEA region decreased 18% for the six months ended June 2019 compared to the 2018 period, primarily due to business model changes, a shift in the timing of shipments and a 7% unfavorable impact from foreign currency.
Operating margin decreased to 11.0% for the six months ended June 2019 compared to 17.1% for the 2018 period, primarily due to unfavorable channel mix driven by lower international sales and higher restructuring charges in the current period.

37 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

Lee

	Six Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Segment revenues	$448.4	$479.7	(6.5)%
Segment profit	$31.4	$54.1	(42.0)%
Operating margin	7.0%	11.3%

Global revenues for the Lee® brand decreased 7% for the six months ended June 2019 compared to the 2018 period, driven by declines across all channels.

Revenues in the Americas region decreased 2% for the six months ended June 2019 compared to the 2018 period, primarily due to declines in non-U.S. Americas revenues. Non-U.S. Americas wholesale revenues decreased 6% for the six months ended June 2019 compared to the 2018 period, primarily due to business model changes and a 3% unfavorable impact from foreign currency related primarily to the highly inflationary economy in Argentina. Revenues in the APAC region decreased 6% for the six months ended June 2019 compared to the 2018 period, primarily due to a 6% unfavorable impact from foreign currency. Revenues in the EMEA region decreased 22% for the six months ended June 2019 compared to the 2018 period, primarily due to business model changes, softer European demand and an 6% unfavorable impact from foreign currency.

Operating margin decreased to 7.0% for the six months ended June 2019 compared to 11.3% for the 2018 period, primarily due to unfavorable channel mix driven by lower international sales and higher restructuring charges in the current period.

In addition, we report an "Other" category for purposes of a reconciliation of segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment.
Other

	Six Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Revenues	$75.7	$91.1	(16.8)%
Loss	$(1.3)	$(0.4)	230.7%
Operating margin	(1.7)%	(0.4)%

Other revenues decreased 17% for the six months ended June 2019 as compared to the 2018 period. Total sales to VF included in other revenues were $17.2 million and $25.6 million for the six months ended June 2019 and 2018, respectively.

VF Outlet™ store revenues decreased 12% in the current period as a result of a decrease in comparable store sales along with decreased store counts and square footage as compared to 2018.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 38

Reconciliation of Segment Profit to Income Before Income Taxes - Six Months Ended June 29, 2019 Compared with Six Months Ended June 30, 2018

	Six Months Ended June

(Dollars in millions)	2019	2018	Percent Change
Corporate and other expenses	$(34.4)	$(18.6)	85.0%
Interest income from former parent, net	3.8	3.3	13.6%
Interest expense	(7.7)	(0.8)	890.5%
Interest income	2.8	2.7	6.1%

Corporate and other expenses increased 85% for the six months ended June 2019 as compared to the 2018 period, primarily due to an increase in general corporate allocations, which include incremental costs attributable to the Separation and higher bonus expense in the current period.

Interest expense for the six months ended June 2019 increased $6.9 million compared to the 2018 period, primarily due to borrowings on the Company's Credit Facilities resulting from the Separation.

39 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Prior to the Separation, we generated strong annual cash flows from operating activities. However, we were operating within VF's cash management structure, which used a centralized approach to cash management and financing of our operations. A substantial portion of the Company's cash was transferred to VF and managed at the corporate level. This cash was not specifically identifiable to the Company and therefore was not reflected within our balance sheets. VF's third-party long-term debt and the related interest expense were not allocated to the Company as we were not the legal obligor of the respective debt obligations.

As a standalone public company, our ability to fund our operating needs is dependent upon our ability to continue to generate positive cash flow from operations and maintain our debt financing on acceptable terms. Based upon our history of generating positive cash flows from operations, we believe that we will be able to support our short-term liquidity needs as well as any future liquidity and capital requirements through the combination of cash flows from operations, available cash balances and borrowing capacity from the previous issuance of third-party debt. In the event that the aforementioned sources of liquidity need to be augmented, additional cash requirements would likely be financed through the additional issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, if required, in future periods.

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

On May 17, 2019, we incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation. This debt obligation could restrict our future business strategies and could adversely impact our future results of operations, financial condition or cash flows. Additionally, the Separation increased our overall interest expense and decreased the overall debt capacity and commercial credit available to the Company.

On July 23, 2019, the Board of Directors declared the first regular quarterly dividend of $0.56 per share of the Company's common stock, payable on September 20, 2019, to shareholders of record at the close of business on September 10, 2019. The Company intends to pay cash dividends in future periods. The declaration and amount of any future dividends will be determined and subject to authorization by our Board of Directors and will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice, and any other factors or considerations that our Board of Directors deems relevant.

Our cash flows were as follows:

	Six Months Ended June

(in millions)	2019	2018
Cash provided (used) by operating activities	$580.2	$(265.0)
Cash provided (used) by investing activities	509.7	(7.0)
Cash (used) provided by financing activities	(1,111.0)	280.5
Cash Provided (Used) by Operating Activities

Cash flow provided by operating activities is dependent on the level of net income, adjustments to net income and changes in working capital.

Cash provided by operating activities increased $845.2 million for the six months ended June 2019 as compared to the 2018 period, primarily due to the settlement of amounts due to and from former parent related to the Company's sale of accounts receivable arrangement with VF, partially offset by a decrease in net income.

Cash Provided (Used) by Investing Activities
Cash provided by investing activities increased $516.7 million for the six months ended June 2019 as compared to the 2018 period.

This increase is due primarily to the settlement of notes receivable from former parent in connection with the Separation.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 40

Cash (Used) Provided By Financing Activities

Cash used by financing activities increased $1,391.5 million in the six months ended June 2019 primarily due to net transfers to former parent and the settlement of notes payable to former parent in connection with the Separation, partially offset by $1.05 billion in proceeds from the issuance of long-term debt as discussed above.

We have $49.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either us or the banks. Total outstanding balances under these arrangements were $2.8 million at June 2019 and $5.1 million at June 2018, all of which are letters of credit which are non-interest bearing to the Company.

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission ("SEC") on April 30, 2019 ("2018 Form 10") provided a table summarizing our contractual obligations and commercial commitments at the end of 2018 that would require the use of funds. As of June 2019, there have been no material changes in the amounts disclosed in the 2018 Form 10.

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

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated and combined financial statements, or are the most sensitive to change outside factors, are discussed in Management's Discussion and Analysis in the 2018 Form 10. Except as disclosed in Note 2 to our consolidated and combined financial statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these polices.

Recently Issued and Adopted Accounting Standards

Refer to Note 2 to our consolidated and combined financial statements for additional information regarding recently issued and adopted accounting standards.

Cautionary Statement on Forward-looking Statements

From time to time, the Company may make oral or written statements, including statements in this quarterly report that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to the Company’s operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements.
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

41 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

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

(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting. As of June 29, 2019, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 42

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6 — EXHIBITS

2.1	Separation and Distribution Agreement dated May 22, 2019 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

3.1
Amended and Restated Articles of Incorporation of Kontoor Brands, Inc. effective as of May 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 20, 2019)

3.2
Amended and Restated Bylaws of Kontoor Brands, Inc. effective as of May 7, 2019 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 20, 2019)

10.1	Tax Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.2	Transition Services Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.3	VF Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.4	Kontoor Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.5	Employee Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.6
Credit Agreement dated May 17, 2019, among Kontoor Brands, Inc., Lee Wrangler International Sagl, the Borrowing Subsidiaries and the lenders and agents party thereto (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.7
Change in Control Agreement by and between Scott H. Baxter and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.8
Change in Control Agreement by and between Rustin Welton and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.9
Change in Control Agreement by and between Thomas E. Waldron and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.10
Change in Control Agreement by and between Christopher Waldeck and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.11
Change in Control Agreement by and between Laurel Krueger and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.12	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.13*	Kontoor Brands, Inc. 2019 Stock Compensation Plan

43 Kontoor Brands, Inc. Q2 FY19 Form 10-Q

10.14	Kontoor Brands Executive Deferred Savings Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.15	Kontoor Brands Executive Deferred Savings Plan II (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.16	Kontoor Brands 401(k) Savings Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 20, 2019)

10.17	Form of Non-Qualified Stock Option Certificate (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.18
Form of Non-Qualified Stock Option Certificate for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.19*	Form of Award Certificate for Performance-Based Restricted Stock Units

10.20*	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors

10.21*	Form of Award Certificate for Restricted Stock Units

10.22	Form of Award Certificate for Restricted Stock (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.23*	Kontoor Brands, Inc. Management Incentive Compensation Plan

10.24
Kontoor Brands, Inc. Deferred Savings Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.25	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.26*	Kontoor Brands, Inc. Mid-Term Incentive Plan, a subplan under the Stock Compensation Plan

10.27*	Form of Award Certificate for Restricted Stock Units (2019 Launch Form)

10.28*	Form of Award Certificate for Performance-Based Restricted Stock Units (Converted Awards Form)

10.29*	Form of Award Certificate for Performance-Based Restricted Stock Units (2019 Launch Form)

31.1*	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Rustin Welton, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Rustin Welton, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

Kontoor Brands, Inc. Q2 FY19 Form 10-Q 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

	By:	/s/ Rustin Welton
Rustin Welton
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2019	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

45 Kontoor Brands, Inc. Q2 FY19 Form 10-Q