Form 10-Q
period 2019-09-28
Kontoor Brands, Inc.
filed 2019-11-12
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-38854
KONTOOR BRANDS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	83-2680248
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

400 N. Elm Street, Greensboro, North Carolina, 27401
(Address of principal executive offices and zip code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of common stock, no par value, of the registrant outstanding as of October 25, 2019 was 56,944,576.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
KONTOOR BRANDS, INC.
Consolidated and Combined Balance Sheets
(Unaudited)

(in thousands)	September 2019	December 2018	September 2018
ASSETS
Current assets
Cash and equivalents	$40,804	$96,776	$93,135
Accounts receivable, net of allowance for doubtful accounts of $11,385, $10,549 and $10,314 at September 2019, December 2018 and September 2018, respectively	302,582	252,966	318,071
Due from former parent, current	—	547,690	267,605
Notes receivable from former parent	—	517,940	546,740
Inventories	545,426	473,812	540,936
Other current assets	73,162	52,014	48,906
Total current assets	961,974	1,941,198	1,815,393
Due from former parent, noncurrent	—	611	1,100
Property, plant and equipment, net	126,963	138,449	141,346
Operating lease assets	96,590	—	—
Intangible assets, net	17,530	53,059	54,186
Goodwill	212,834	214,516	214,587
Other assets	169,874	110,632	116,698
TOTAL ASSETS	$1,585,765	$2,458,465	$2,343,310
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$6,028	$3,215	$5,617
Current portion of long-term debt	7,500	—	—
Accounts payable	149,685	134,129	163,375
Due to former parent, current	—	16,140	69,542
Notes payable to former parent	—	269,112	269,112
Accrued liabilities	190,353	194,228	178,109
Operating lease liabilities, current	35,992	—	—
Total current liabilities	389,558	616,824	685,755
Operating lease liabilities, noncurrent	64,328	—	—
Other liabilities	95,701	118,189	112,393
Long-term debt	980,607	—	—
Commitments and contingencies
Total liabilities	1,530,194	735,013	798,148
Equity
Common Stock, no par value	—	—	—
Additional paid-in capital	142,340	—	—
Former parent investment	—	1,868,634	1,689,231
Retained earnings	2,066	—	—
Accumulated other comprehensive loss	(88,835)	(145,182)	(144,069)
Total equity	55,571	1,723,452	1,545,162
TOTAL LIABILITIES AND EQUITY	$1,585,765	$2,458,465	$2,343,310

See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 3

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(in thousands, except per share amounts)	2019	2018	2019	2018
Net revenues	$638,138	$704,246	$1,896,228	$2,037,765
Costs and operating expenses
Cost of goods sold	382,181	424,053	1,157,383	1,203,259
Selling, general and administrative expenses	192,293	184,909	596,466	571,080
Non-cash impairment of intangible asset	32,636	—	32,636	—
Total costs and operating expenses	607,110	608,962	1,786,485	1,774,339
Operating income	31,028	95,284	109,743	263,426
Interest income from former parent, net	—	2,104	3,762	5,415
Interest expense	(14,140)	(200)	(21,876)	(981)
Interest income	712	1,508	3,543	4,176
Other expense, net	(1,456)	(2,084)	(3,797)	(4,522)
Income before income taxes	16,144	96,612	91,375	267,514
Income taxes	1,642	25,594	23,474	56,342
Net income	$14,502	$71,018	$67,901	$211,172
Earnings per common share
Basic	$0.26	$1.25	$1.20	$3.73
Diluted	$0.25	$1.25	$1.19	$3.73
Weighted average shares outstanding
Basic	56,694	56,648	56,663	56,648
Diluted	57,401	56,648	56,989	56,648

See accompanying notes to unaudited consolidated and combined financial statements.

4 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(in thousands)	2019	2018	2019	2018
Net income	$14,502	$71,018	$67,901	$211,172
Other comprehensive income (loss)
Foreign currency translation
Losses arising during the period	(11,358)	(2,770)	(5,914)	(21,587)
Defined benefit pension plans
Amortization of net deferred actuarial losses	297	—	283	—
Derivative financial instruments
Losses arising during the period	(468)	—	(2,526)	—
Reclassification to net income for gains realized	(3,618)	—	(3,980)	—
Total other comprehensive income (loss), net of related taxes	(15,147)	(2,770)	(12,137)	(21,587)
Comprehensive income (loss)	$(645)	$68,248	$55,764	$189,585

See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 5

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$67,901	$211,172
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,020	23,669
Stock-based compensation	17,798	14,012
Provision for doubtful accounts	5,386	4,205
Non-cash impairment of intangible asset	32,636	—
Other	(8,904)	3,904
Changes in operating assets and liabilities:
Accounts receivable	(52,525)	(82,575)
Inventories	(79,534)	(114,012)
Due from former parent	548,301	(47,090)
Accounts payable	34,831	(7,480)
Income taxes	1,715	(3,334)
Accrued liabilities	14,278	35,307
Due to former parent	(16,065)	31,525
Other assets and liabilities	(10,457)	(24,134)
Cash provided by operating activities	578,381	45,169
INVESTING ACTIVITIES
Capital expenditures	(11,750)	(17,627)
Collection of notes receivable from former parent	517,940	1,000
Other, net	729	3,647
Cash provided (used) by investing activities	506,919	(12,980)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,050,000	—
Payment of debt issuance costs	(12,993)	—
Principal payments of long-term debt	(50,000)	—
Repayment of notes payable to former parent	(269,112)	—
Net transfers to former parent	(1,814,682)	(19,373)
Dividends paid	(31,763)	—
Proceeds from issuance of Common Stock, net of shares withheld for taxes	(514)	—
Other, net	(10,868)	1,733
Cash used by financing activities	(1,139,932)	(17,640)
Effect of foreign currency rate changes on cash and cash equivalents	(1,340)	(2,225)
Net change in cash and cash equivalents	(55,972)	12,324
Cash and cash equivalents – beginning of period	96,776	80,811
Cash and cash equivalents – end of period	$40,804	$93,135

See accompanying notes to unaudited consolidated and combined financial statements.

6 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Former Parent Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(in thousands)	Shares	Amounts
Balance, December 2018	—	$—	$—	$1,868,634	$—	$(145,182)	$1,723,452
Adoption of new accounting standard (ASU 2016-02)	—	—	—	(2,713)	—	—	(2,713)
Net income	—	—	—	15,413	—	—	15,413
Foreign currency translation	—	—	—	—	—	758	758
Net transfers to former parent	—	—	—	(157,928)	—	—	(157,928)
Balance, March 2019	—	$—	$—	$1,723,406	$—	$(144,424)	$1,578,982
Net income	—	—	—	16,751	21,235	—	37,986
Stock-based compensation, net	—	—	1,879	—	—	—	1,879
Foreign currency translation	—	—	—	—	—	4,686	4,686
Defined benefit pension plans	—	—	—	—	—	(14)	(14)
Derivative financial instruments	—	—	—	—	—	(2,420)	(2,420)
Net transfers to former parent	—	—	—	(1,607,415)	—	68,484	(1,538,931)
Transfer of former parent investment to additional paid-in capital	—	—	132,742	(132,742)	—	—	—
Issuance of Common Stock	56,648	—	—	—	—	—	—
Balance, June 2019	56,648	$—	$134,621	$—	$21,235	$(73,688)	$82,168
Net income	—	—	—	—	14,502	—	14,502
Stock-based compensation, net	79	—	7,719	—	(1,908)	—	5,811
Foreign currency translation	—	—	—	—	—	(11,358)	(11,358)
Defined benefit pension plans	—	—	—	—	—	297	297
Derivative financial instruments	—	—	—	—	—	(4,086)	(4,086)
Dividends on Common Stock ($0.56 per share)	—	—	—	—	(31,763)	—	(31,763)
Balance, September 2019	56,727	$—	$142,340	$—	$2,066	$(88,835)	$55,571

	Common Stock		Additional Paid-in Capital	Former Parent Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(in thousands)	Shares	Amounts
Balance, December 2017	—	$—	$—	$1,480,375	$—	$(122,482)	$1,357,893
Adoption of new accounting standard (ASU 2014-09)	—	—	—	3,047	—	—	3,047
Net income	—	—	—	79,696	—	—	79,696
Foreign currency translation	—	—	—	—	—	9,701	9,701
Net transfers from former parent	—	—	—	113,445	—	—	113,445
Balance, March 2018	—	$—	$—	$1,676,563	$—	$(112,781)	$1,563,782
Net income	—	—	—	60,458	—	—	60,458
Foreign currency translation	—	—	—	—	—	(28,518)	(28,518)
Net transfers from former parent	—	—	—	171,965	—	—	171,965
Balance, June 2018	—	$—	$—	$1,908,986	$—	$(141,299)	$1,767,687
Net income	—	—	—	71,018	—	—	71,018
Foreign currency translation	—	—	—	—	—	(2,770)	(2,770)
Net transfers to former parent	—	—	—	(290,773)	—	—	(290,773)
Balance, September 2018	—	$—	$—	$1,689,231	$—	$(144,069)	$1,545,162

See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 7

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
Spin-Off Transaction
On May 22, 2019, VF Corporation ("VF" or "former parent") completed the spin-off of its Jeanswear business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business. The spin-off transaction (the "Separation") was effected through a pro-rata distribution to VF shareholders of one share of Kontoor common stock for every seven shares of VF common stock held on the record date of May 10, 2019. Kontoor began to trade as a standalone public company (NYSE: KTB) on May 23, 2019.
The Company incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation.
The Company entered into several agreements with VF that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Kontoor Intellectual Property License Agreement, the VF Intellectual Property License Agreement and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, the Company and VF agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting-related services for periods up to 18 months, which may be extended subject to the mutual agreement of both parties. The Company has also entered into certain commercial arrangements with VF. Revenues, expenses and operating expense reimbursements under these agreements are recorded within the reportable segments or within the "corporate and other expenses" line item in the reconciliation of segment profit in Note 13 to the Company's financial statements, based on the nature of the arrangements.
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending December 28, 2019 ("fiscal 2019"). For presentation purposes herein, all references to periods ended September 2019, December 2018 and September 2018 correspond to the fiscal periods ended September 28, 2019, December 29, 2018 and September 29, 2018, respectively.
Basis of Presentation - Unaudited Consolidated and Combined Financial Statements
The Company’s financial statements for periods through the Separation date of May 22, 2019 were combined financial statements prepared on a "carve-out" basis as discussed below. The Company’s financial statements for the period from May 23, 2019 through September 28, 2019 were consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. The Company’s unaudited consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. The financial statements may not be indicative of the Company's future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had it operated as a standalone company for all periods presented. Additionally, operating results for the three and nine months ended September 2019 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2019. The unaudited financial statements should be read in conjunction with the audited combined financial statements for the fiscal year ended December 29, 2018 included in the Company's Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission ("SEC") on April 30, 2019 ("2018 Form 10").

8 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Basis of Presentation - Prior to the Separation
Through the Separation date, the Company's combined financial statements were prepared on a carve-out basis. These accompanying unaudited combined financial statements reflected the historical financial position, results of operations and cash flows of the Company for the periods presented, through the Separation date, as historically managed within VF. The unaudited combined financial statements were derived from the consolidated financial statements and accounting records of VF.
The combined statements of income included costs for certain centralized functions and programs provided and administered by VF that were charged directly to the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain and insurance.
In addition, for purposes of preparing these combined financial statements on a carve-out basis under U.S. GAAP, a portion of VF's total corporate expenses were allocated to the Company. These expense allocations included the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources and related benefit costs associated with such functions, such as stock-based compensation and pension. Allocations also included the cost of operating VF's corporate headquarters located in Greensboro, North Carolina.
Costs were allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional revenues, cost of goods sold or square footage, as applicable. Management considered the basis on which the expenses were allocated to reasonably reflect the utilization of services provided to, or benefit received by, the Company during the periods presented. However, the allocations may not reflect the expenses that would have been incurred if the Company had been a standalone company for the periods presented. Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure.
The combined financial statements included certain assets and liabilities that were historically held at the VF corporate level but were specifically identifiable or otherwise attributable to the Company. VF's third-party long-term debt and the related interest expense were not allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt.
All intracompany transactions were eliminated. All transactions between the Company and VF were included in these financial statements. For those transactions between the Company and VF that were historically settled in cash, the Company reflected such balances in the balance sheets as "due from former parent" or "due to former parent." The aggregate net effect of transactions between the Company and VF that were not historically settled in cash were reflected in the balance sheets within "former parent investment" and in the statements of cash flows within "net transfers to former parent."

NOTE 2 — RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” an update that requires entities to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients and interim transition disclosure requirements. This guidance was adopted by the Company during the first quarter of fiscal 2019 utilizing the optional transition method, which resulted in the recognition of operating lease right-of-use assets, operating lease liabilities and a $2.7 million cumulative effect adjustment to the fiscal 2019 beginning retained earnings in the Company's balance sheet. The adoption of these standards did not have a significant impact on the Company's statement of income and statement of cash flows. Refer to Note 3 to the Company's financial statements for additional information.
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
In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," an update that addresses the effect of the change in the U.S. federal corporate income tax rate due to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") on items within accumulated other comprehensive income (loss). This guidance was adopted by the Company during the first quarter of fiscal 2019 and did not have a significant impact on the Company's financial statements.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 9

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements," an update that provides technical corrections, clarifications and other improvements across a variety of accounting topics. The transition and effective date guidance is based on the facts and circumstances of each update, many of which became effective for the Company during the first quarter of fiscal 2019. The adoption of this guidance did not have a significant impact on the Company's financial statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This guidance will be effective for the Company beginning in the first quarter of fiscal 2020. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements, which is not expected to be significant.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," an update that modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This guidance will be effective for the Company beginning in the first quarter of fiscal 2020. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statement disclosures, which is not expected to be significant.
In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans," an update that modifies the disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. This guidance will be effective for the Company beginning in the first quarter of fiscal 2020. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statement disclosures, which is not expected to be significant.
In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," an update that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance will be effective for the Company beginning in the first quarter of fiscal 2020. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements, which is not expected to be significant.

NOTE 3 — LEASES
The Company enters into operating leases for offices, operational facilities, retail locations, vehicles and other assets that expire at various dates through 2031. Leases for real estate typically have initial terms ranging from 2 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 3 to 7 years. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. These lease terms may include optional renewals, terminations or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.
For retail real estate leases, the Company does not typically include renewal options in the underlying lease term. For non-retail real estate leases, when renewal options are reasonably certain to be exercised, the Company includes the renewal options in the underlying lease term, up to a maximum of ten years. Renewals for all other leases are determined on a lease-by-lease basis.
Upon adoption of ASU 2016-02, the Company elected the package of practical expedients permitted under the new lease standard, which allowed the Company to carry forward its historical assessment of whether a contract contained a lease, how the lease was classified, and if initial direct costs could be capitalized. The Company elected to combine non-lease components with the related lease components for real estate, vehicles and other significant asset arrangements. The Company elected to aggregate the combined items as a single lease component for accounting purposes. Lastly, for leases with a lease term of 12 months or less for all classes of underlying assets, the Company elected not to recognize a right-of-use asset and related lease liability.
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

10 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

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
The following table presents the lease-related assets and liabilities recorded in the Company's balance sheet:

(in thousands)	September 2019
Assets
Operating lease assets, noncurrent	$96,590
Total lease assets	$96,590

Liabilities
Operating lease liabilities, current	$35,992
Operating lease liabilities, noncurrent	64,328
Total lease liabilities	$100,320

Weighted-average remaining lease term (in years)
Operating leases	4.14
Weighted-average discount rate
Operating leases	2.73%

Lease costs
The following table presents certain information related to the lease costs for operating leases:

(in thousands)	Three Months Ended September 2019	Nine Months Ended September 2019
Operating lease cost	$9,924	$28,880
Short-term lease cost (excluding leases of one month or less)	877	2,383
Variable lease cost	873	4,424
Total lease costs	$11,674	$35,687

Rent expense associated with operating leases for the three and nine months ended September 2018 totaled approximately $10.6 million and $31.8 million, respectively.
Other information
The following table presents supplemental cash flow and non-cash information related to leases:

(in thousands)	Nine Months Ended September 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$34,486
Right-of-use assets obtained in exchange for new operating leases - non-cash activity	$38,939

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 11

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents maturities of operating lease liabilities as of September 2019:

(in thousands)	Lease Obligations
2019 (excluding the nine months ended September 2019)	$11,185
2020	36,656
2021	23,796
2022	12,980
2023	9,639
Thereafter	13,013
Total future minimum lease payments	107,269
Less: amounts related to imputed interest	(6,949)
Present value of future minimum lease payments	100,320
Less: operating lease liabilities, current	(35,992)
Operating lease liabilities, noncurrent	$64,328

As of September 2019, the Company has entered into approximately $1.1 million of operating lease arrangements, on an undiscounted basis, that have not yet commenced. The Company continuously monitors and may negotiate contract amendments that include extensions or modifications to existing leases.
The following table presents the future minimum lease payments during the noncancelable lease terms as of December 2018, prior to the adoption of ASU 2016-02:

(in thousands)	December 2018
2019	$33,562
2020	29,246
2021	17,810
2022	7,932
2023	4,353
Thereafter	4,582
Total future minimum lease payments	$97,485

NOTE 4 — REVENUES
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has (i) an obligation to pay for, (ii) physical possession of, (iii) legal title to, (iv) risks and rewards of ownership of and (v) accepted the goods or services. The timing of revenue recognition within the wholesale channels occurs either on shipment or delivery of goods based on contractual terms with the customer. The timing of revenue recognition in the direct-to-consumer channels generally occurs at the point of sale within Company-operated or concession retail stores and either on shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers, the Company’s promise to the customer is a performance obligation to provide the specified goods and the Company has discretion in establishing pricing; therefore, the Company is the principal in the arrangement and revenue is recognized on a gross basis at the transaction price.
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

12 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

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
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guaranteed royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees’ sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees. As of September 2019, the Company expects to recognize $36.8 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2024. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
The Company has applied the practical expedient to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less.
Performance Obligations
Disclosure is required for the aggregate transaction price allocated to performance obligations that are unsatisfied at the end of a reporting period, unless the optional practical expedients are applicable. The Company elected the practical expedients that do not require disclosure of the transaction price allocated to remaining performance obligations for (i) variable consideration related to sales-based royalty arrangements and (ii) contracts with an original expected duration of one year or less.
As of September 2019, there were no arrangements with transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients discussed above and (ii) fixed consideration related to future minimum guarantees.
For the three and nine months ended September 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
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

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 13

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents information about accounts receivable, contract assets and contract liabilities recorded in the Company's balance sheets:

(in thousands)	September 2019	December 2018	September 2018
Accounts receivable, net	$302,582	$252,966	$318,071
Contract assets (a)	3,429	2,841	2,372
Contract liabilities (b)	2,514	2,311	3,446

(a)	Included within "other current assets" in the Company's balance sheets.

(b)	Included within "accrued liabilities" in the Company's balance sheets.
For the three and nine months ended September 2019, the Company recognized revenue of $0.2 million and $1.7 million, respectively, that was previously included in contract liabilities as of December 2018. For the three and nine months ended September 2018, the Company recognized revenue of $0.1 million and $1.7 million, respectively, that was previously included in contract liabilities as of December 30, 2017. The changes in the contract asset and contract liability balances primarily result from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region covered by the agreement. Branded Direct-to-Consumer revenues include the distribution of our products via concession retail locations internationally, Wrangler® and Lee® branded full-price stores globally and Company-owned outlet stores globally. The Branded Direct-to-Consumer channel also includes our branded products sold in U.S.-based VF Outlet™ stores and our products that are marketed and distributed online via www.wrangler.com and www.lee.com. The Other channel includes sales of (i) VF-branded products and third-party branded merchandise at VF Outlet™ stores, (ii) products manufactured in our plants sold to VF and VF’s use of our transportation fleet and (iii) services in fulfilling a transition services agreement related to VF's sale of its Nautica® brand business in mid-2018.

	Three Months Ended September 2019

(in thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$283,616	$93,931	$5,970	$383,517
Non-U.S. Wholesale	60,523	99,386	340	160,249
Branded Direct-To-Consumer	23,067	38,904	9	61,980
Other	—	—	32,392	32,392
Total	$367,206	$232,221	$38,711	$638,138

Geographic revenues
U.S.	$302,819	$115,700	$38,263	$456,782
International	64,387	116,521	448	181,356
Total	$367,206	$232,221	$38,711	$638,138

14 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

	Three Months Ended September 2018

(in thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$298,747	$104,138	$6,551	$409,436
Non-U.S. Wholesale	71,381	107,424	—	178,805
Branded Direct-To-Consumer	25,485	39,948	45	65,478
Other	—	—	50,527	50,527
Total	$395,613	$251,510	$57,123	$704,246

Geographic revenues
U.S.	$316,910	$126,778	$57,123	$500,811
International	78,703	124,732	—	203,435
Total	$395,613	$251,510	$57,123	$704,246

	Nine Months Ended September 2019

(in thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$859,481	$303,547	$17,405	$1,180,433
Non-U.S. Wholesale	169,747	257,127	973	427,847
Branded Direct-To-Consumer	71,905	119,986	23	191,914
Other	—	—	96,034	96,034
Total	$1,101,133	$680,660	$114,435	$1,896,228

Geographic revenues
U.S.	$914,519	$365,615	$113,143	$1,393,277
International	186,614	315,045	1,292	502,951
Total	$1,101,133	$680,660	$114,435	$1,896,228

	Nine Months Ended September 2018

(in thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$873,755	$315,071	$21,209	$1,210,035
Non-U.S. Wholesale	207,011	288,361	26	495,398
Branded Direct-To-Consumer	77,575	127,812	72	205,459
Other	—	—	126,873	126,873
Total	$1,158,341	$731,244	$148,180	$2,037,765

Geographic revenues
U.S.	$925,716	$378,397	$148,154	$1,452,267
International	232,625	352,847	26	585,498
Total	$1,158,341	$731,244	$148,180	$2,037,765

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 15

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 5 — SALE OF ACCOUNTS RECEIVABLE
On April 1, 2019, the Company entered into an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under this agreement, up to $377.5 million of the Company’s trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold balances from "accounts receivable" in its balance sheet at the time of sale. The Company does not retain any interests in the sold accounts receivable but continues to service and collect outstanding accounts receivable on behalf of the financial institution.
Prior to April 1, 2019, the Company had a separate agreement with VF, pursuant to which the Company’s trade accounts receivable were sold as part of VF’s agreement with a financial institution. Under this agreement, the Company did not retain any interests in the sold accounts receivable but continued to service and collect outstanding accounts receivable on behalf of VF. Prior to the Separation, the amount due from VF for these sales was separately reflected in the Company's balance sheets within "due from former parent." Refer to Note 16 to the Company's financial statements for additional information.
During the nine months ended September 2019 and 2018, the Company sold total trade accounts receivable of $758.0 million and $777.3 million, respectively. As of September 2019, $172.1 million of the sold accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution. As of December 2018 and September 2018, $544.9 million and $263.5 million, respectively, of the sold trade accounts receivable had been removed from "accounts receivable" and reflected in the Company's balance sheets within "due from former parent."
The funding fees charged by the financial institution for these programs are reflected in the Company's statements of income within "other expense, net" and were $1.2 million and $4.1 million for the three and nine months ended September 2019, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 2018, respectively. Net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.

NOTE 6 — INVENTORIES

(in thousands)	September 2019	December 2018	September 2018
Finished products	$480,492	$396,345	$454,601
Work-in-process	26,493	37,466	45,986
Raw materials	38,441	40,001	40,349
Total inventories	$545,426	$473,812	$540,936

NOTE 7 — INTANGIBLE ASSETS

			September 2019			December 2018
(in thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$45,828	$12,304	$47,232
Customer relationships	15 years	Accelerated	10,517	9,706	811	1,213
Finite-lived intangible assets, net					13,115	48,445
Indefinite-lived intangible assets:
Trademarks and trade names					4,415	4,614
Intangible assets, net					$17,530	$53,059

During the third quarter of fiscal 2019, the Company determined that the exclusive domestic wholesale distribution and licensing agreement of the Rock & Republic® brand would not be extended. This was considered a triggering event that required management to perform a quantitative impairment analysis of the Rock & Republic® trademark intangible asset. Based on this analysis, the Company recorded a $32.6 million non-cash impairment charge which was reflected within "non-cash impairment of intangible asset" in the Company's statement of income during the three months ended September 2019. The Company did not incur any impairment charges during fiscal 2018. Refer to Note 14 to the Company's financial statements for additional information on the related fair value measurements.

16 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Amortization expense (excluding impairment charges) was $0.6 million and $2.6 million for the three and nine months ended September 2019. Amortization expense was $1.1 million and $3.2 million for the three and nine months ended September 2018.
Estimated amortization expense for the next five years beginning in fiscal 2019 is $3.0 million (including the nine months ended September 2019), $1.4 million, $1.2 million, $1.1 million and $1.0 million, respectively.

NOTE 8 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Credit Facilities
On May 17, 2019, the Company entered into a $1.55 billion senior secured credit facility under which it incurred $1.05 billion of indebtedness, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation. This facility consists of a five-year $750.0 million term loan A facility (“Term Loan A”), a seven-year $300.0 million term loan B facility (“Term Loan B”) and a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto.
The Credit Facilities contain certain affirmative and negative covenants customary for financings of this type, including maintenance of a consolidated earnings before interest, taxes, depreciation and amortization to consolidated debt and interest ratios. If the Company fails to comply with any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. As of September 2019, the Company was in compliance with all covenants.
Short-term Borrowings

(in thousands)	September 2019	December 2018	September 2018
Revolving Credit Facility	$—	$—	$—
International borrowing arrangements	6,028	3,215	5,617
Short-term borrowings	$6,028	$3,215	$5,617

The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. The Revolving Credit Facility had $1.3 million of outstanding standby letters of credit issued on behalf of the Company as of September 2019, leaving $498.7 million available for borrowing against this facility. The Company expects to utilize the borrowing capacity under the Revolving Credit Facility from time to time to provide working capital and funds for general corporate purposes.
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
The Company has $47.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Total outstanding balances under these arrangements were $6.0 million, $3.2 million and $5.6 million at September 2019, December 2018 and September 2018, respectively.
Long-term Debt

(in thousands)	September 2019
Term Loan A	$694,833
Term Loan B	293,274
Total long-term debt	988,107
Less: current portion	(7,500)
Long-term debt, due beyond one year	$980,607

The interest rate per annum applicable to Term Loan A is either 75 basis points over the base rate or 175 basis points over the applicable LIBOR benchmark, at the Company's election.
Additionally, the interest rate per annum applicable to Term Loan B is either a base rate plus a margin of 3.25% or LIBOR plus a margin of 4.25%, at the Company's election. The LIBOR rate for both loans is subject to a "floor" of 0.0%. Interest payments are due quarterly on both Term Loan A and Term Loan B.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 17

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Term Loan A had an outstanding principal amount of $700.0 million at September 2019 and is recorded net of unamortized debt issuance costs. Interest expense on this facility is recorded at an effective annual interest rate of 4.1%, including the amortization of debt issuance costs and the impact of the Company’s interest rate swap agreements.
Term Loan B had an outstanding principal amount of $300.0 million at September 2019 and is recorded net of unamortized original issue discount and debt issuance costs. Interest expense on this facility is recorded at an effective annual interest rate of 6.8%, including the amortization of original issue discount, debt issuance costs and the impact of the Company’s interest rate swap agreements.

NOTE 9 — PENSION PLANS
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
The following table presents net pension costs recognized by the Company related to the Shared Plans through the Separation date and related to the transferred obligations subsequent to the Separation:

	Three Months Ended September		Nine Months Ended September

(in thousands)	2019	2018	2019	2018
Service cost	$360	$1,718	$1,377	$4,785
Non-service components	—	(1,301)	(3,166)	(3,662)
Curtailment losses	—	—	—	3,502
Settlement losses	—	594	—	661
Net pension (benefit) costs	$360	$1,011	$(1,789)	$5,286

The service cost component of net pension costs is reflected in the Company's statements of income within "cost of goods sold" and "selling, general and administrative expenses." All other components of net pension cost are reflected in the Company's statements of income within "selling, general and administrative expenses."

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE LOSS
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
The following table presents deferred components of accumulated OCL in equity, net of related taxes:

(in thousands)	September 2019	December 2018	September 2018
Foreign currency translation	$(93,199)	$(145,182)	$(144,069)
Defined benefit pension plans	(775)	—	—
Derivative financial instruments	5,139	—	—
Accumulated other comprehensive income (loss)	$(88,835)	$(145,182)	$(144,069)

18 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following tables present changes in accumulated OCL, net of related taxes:

	Three Months Ended September 2019

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(in thousands)				Total
Balance, June 2019	$(81,841)	$(1,072)	$9,225	$(73,688)
Other comprehensive income (loss) before reclassifications	(11,358)	297	(468)	(11,529)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(3,618)	(3,618)
Net other comprehensive income (loss)	(11,358)	297	(4,086)	(15,147)
Balance, September 2019	$(93,199)	$(775)	$5,139	$(88,835)

	Three Months Ended September 2018

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(in thousands)				Total
Balance, June 2018	$(141,299)	$—	$—	$(141,299)
Other comprehensive income (loss) before reclassifications	(2,770)	—	—	(2,770)
Net other comprehensive income (loss)	(2,770)	—	—	(2,770)
Balance, September 2018	$(144,069)	$—	$—	$(144,069)

	Nine Months Ended September 2019

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(in thousands)				Total
Balance, December 2018	$(145,182)	$—	$—	$(145,182)
Other comprehensive income (loss) before reclassifications	(5,914)	283	(2,526)	(8,157)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(3,980)	(3,980)
Net other comprehensive income (loss)	(5,914)	283	(6,506)	(12,137)
Net transfers to former parent	57,897	(1,058)	11,645	68,484
Balance, September 2019	$(93,199)	$(775)	$5,139	$(88,835)

	Nine Months Ended September 2018

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(in thousands)				Total
Balance, December 2017	$(122,482)	$—	$—	$(122,482)
Other comprehensive income (loss) before reclassifications	(21,587)	—	—	(21,587)
Net other comprehensive income (loss)	(21,587)	—	—	(21,587)
Balance, September 2018	$(144,069)	$—	$—	$(144,069)

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 19

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents reclassifications out of accumulated OCL:

		Three Months Ended September		Nine Months Ended September
(in thousands)

Details About Component of Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Financial Statements
		2019	2018	2019	2018
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(379)	$—	$(475)	$—
Foreign currency exchange contracts	Cost of goods sold	3,486	—	3,901	—
Foreign currency exchange contracts	Other expense, net	328	—	371	—
Interest rate swap agreements	Interest expense	642	—	642	—
Total before tax		4,077	—	4,439	—
Tax expense	Income taxes	(459)	—	(459)	—
Total reclassifications for the period, net of tax		$3,618	$—	$3,980	$—

NOTE 11 — STOCK-BASED COMPENSATION
Pursuant to the Kontoor Brands, Inc. 2019 Stock Compensation Plan (the “2019 Plan”), the Company is authorized to grant equity-based awards to officers, key employees and nonemployee members of the Company’s Board of Directors. The 2019 Plan also allows for the issuance of replacement grants related to the conversion of VF awards held by former employees of VF. Substantially all awards are classified as equity awards, which are accounted for within stockholders’ equity in the Company's balance sheet. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited.
Prior to the Separation, certain Company employees participated in the VF amended and restated 1996 Stock Compensation Plan. At the Separation date, certain VF share-based awards held by Company employees were converted to options, restricted stock units (“RSUs”), performance-based RSUs and restricted stock awards for approximately 2.4 million shares of the Company’s common stock.  Additionally, certain awards were retained by VF to be settled in accordance with their original terms. The Company is reporting the expense related to all awards granted prior to the Separation over the remaining vesting periods of the awards.
During the third quarter of fiscal 2019, the Company granted additional awards under the 2019 Plan, including performance-based RSUs for approximately 422,000 shares granted to employees, time-based RSUs for approximately 334,000 shares granted to employees and RSUs for approximately 30,000 shares granted to nonemployee members of the Board of Directors. The weighted average fair market value of the Company’s common stock at the dates the awards were granted was $32.26 per share.
Each performance-based RSU entitles the employee to a potential final payout ranging from 0% to 200% of one share of Kontoor common stock. The number of shares earned by participants, if any, is based on achievement of annually established performance goals set by the Talent and Compensation Committee of the Board of Directors. Shares earned will be issued to participants following the conclusion of the fiscal 2021 performance period.
Each time-based employee RSU entitles the employee to one share of Kontoor common stock and generally vests over a three-year period.
Each RSU granted to a nonemployee member of the Board of Directors vests upon grant and will be settled in one share of Kontoor common stock one year from the date of grant.

NOTE 12 — INCOME TAXES
Prior to the Separation, the Company's operations were historically included in VF’s U.S. combined federal and state income tax returns. For the periods prior to the Separation, the income tax expense and deferred tax balances presented in these interim financial statements were calculated on a carve-out basis, which applied the accounting guidance as if the Company filed its own tax returns in each jurisdiction and included tax losses and tax credits that may not reflect tax positions taken by VF. Certain tax attributes reported by the Company on a carve-out basis were not transferred to the Company as part of the Separation. These attributes primarily related to losses in certain Central America and South America ("CASA") jurisdictions.
During the third quarter of 2019, the Company recorded a $32.6 million non-cash impairment charge related to the Rock & Republic® trademark intangible asset that resulted in a tax benefit of $7.4 million.

20 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The effective income tax rate for the nine months ended September 2019 was 25.7% compared to 21.1% in the 2018 period. Effective with the Separation, the Company established a corporate legal entity structure that is subject to U.S. corporate income tax on a standalone basis. Tax expense for the nine-month period is based on five months of combined financial statements prepared on a carve-out basis using VF information and four months of the consolidated results of the Company on a standalone basis.
The nine months ended September 2019 included a net discrete tax expense of $1.1 million, comprised of $3.4 million of tax benefit related to stock compensation and $4.5 million of tax expense primarily related to an increase in unrecognized tax benefits and interest. The $1.1 million net discrete tax expense in the nine months ended September 2019 increased the effective income tax rate by 1.2%.
The effective tax rate for the nine months ended September 2018 included a net discrete tax benefit of $1.8 million, which included $4.6 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, $2.9 million of tax benefit related to stock compensation, and $5.7 million of net tax expense related to adjustments to provisional amounts recorded in 2017 under the Tax Act. The $1.8 million net discrete tax benefit in the 2018 period decreased the effective income tax rate by 0.6%.
Without discrete items, the effective income tax rate increased by 2.8% for the nine months ended September 2019 compared to the 2018 period primarily due to losses incurred in the periods prior to the Separation for certain CASA jurisdictions for which no related tax benefit was recognized.
The Company will file a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company has not filed its initial consolidated U.S. federal income tax return; therefore, there are no open IRS examinations. However, the Company is currently subject to examination by various U.S. state and international tax authorities where existing legal entities were transferred to the Company as part of the Separation. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company’s provision for income taxes is adequate. Management does not anticipate that ongoing audits or negotiations will conclude during the next 12 months.
During the nine months ended September 2019, the amount of net unrecognized tax benefits and associated interest decreased by $38.8 million to $12.5 million. The decrease in net unrecognized tax benefits was primarily related to reserves that were presented in the prior periods on a carve-out basis but were not transferred to the Company as part of the Separation. Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $0.6 million related to the completion of examinations and other settlements with tax authorities and the expiration of statutes of limitations, which would reduce income tax expense. The Company accounts for interest and penalties related to unrecognized tax benefits as a component of tax expense.

NOTE 13 — REPORTABLE SEGMENT INFORMATION
The chief operating decision maker allocates resources and assesses performance based on a global brand view which determines the Company's operating segments. These operating segments are the basis for the Company's reportable segments, as described below:

•	Wrangler — Wrangler® branded denim, apparel and accessories.

•	Lee — Lee® branded denim, apparel and accessories.
In addition, the Company reports an "Other" category for purposes of reconciliation to consolidated revenues and profit, but the Other category is not considered a reportable segment. Other includes sales of (i) VF-branded products and third-party branded merchandise at VF Outlet™ stores, (ii) Rock & Republic® branded apparel, (iii) products manufactured in our plants sold to VF and VF’s use of our transportation fleet and (iv) services in fulfilling a transition services agreement related to VF's sale of its Nautica® brand business in mid-2018. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments above.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those included in Note 1 to the combined financial statements included in the Company's 2018 Form 10, except as noted below.
Through the date of the Separation, the Company's statements of income included costs for certain centralized functions and programs provided and administered by VF that were charged directly to VF's businesses, including the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain, insurance and the related benefits. These historical allocations were included in the measurement of segment profit below. In addition, for purposes of preparing these financial statements on a carve-out basis, a portion of VF's total corporate expenses were allocated to the Company. These expense allocations included the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources and related benefit costs associated with such functions. Allocations also included the cost of operating VF's corporate headquarters located in Greensboro, North Carolina. These additional allocations were reported as "corporate and other expenses" in the table below.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 21

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

After the Separation, as a standalone public company, the Company has allocated costs for certain centralized functions and programs to the Lee® and Wrangler® segments based on appropriate metrics such as usage or production of revenues. These centralized functions and programs include, but are not limited to, information technology, human resources, supply chain, insurance and the related benefits.
Corporate and other expenses, impairment charges, net interest income from former parent, interest income, and interest expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.
The following table presents financial information for the Company's reportable segments:

	Three Months Ended September		Nine Months Ended September

(in thousands)	2019	2018	2019	2018
Segment revenues:
Wrangler	$367,206	$395,613	$1,101,133	$1,158,341
Lee	232,221	251,510	680,660	731,244
Other	38,711	57,123	114,435	148,180
Total segment revenues	$638,138	$704,246	$1,896,228	$2,037,765
Segment profit:
Wrangler	$61,070	$65,104	$141,715	$195,720
Lee	30,156	36,107	61,536	90,161
Other	843	(1,339)	(437)	(1,725)
Total segment profit	$92,069	$99,872	$202,814	$284,156
Non-cash impairment of intangible asset (1)	(32,636)	—	(32,636)	—
Corporate and other expenses	(29,861)	(6,672)	(64,232)	(25,252)
Interest income from former parent, net	—	2,104	3,762	5,415
Interest expense	(14,140)	(200)	(21,876)	(981)
Interest income	712	1,508	3,543	4,176
Income before income taxes	$16,144	$96,612	$91,375	$267,514

(1) Represents an impairment charge in the third quarter of fiscal 2019 related to the Rock & Republic® trademark. The impairment charge was excluded from segment profit as it is not considered a component of ongoing business operations.

NOTE 14 — FAIR VALUE MEASUREMENTS
Certain assets and liabilities measured and reported at fair value are classified in a three-level hierarchy that prioritizes the inputs used in the valuation process. Categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:

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

22 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Recurring Fair Value Measurements
The following table presents financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
September 2019
Financial assets:
Cash equivalents:
Money market funds	$4,825	$4,825	$—	$—
Time deposits	1,404	1,404	—	—
Derivative financial instruments	3,504	—	3,504	—
Investment securities	57,180	53,900	3,280	—
Financial liabilities:
Derivative financial instruments	7,574	—	7,574	—
Deferred compensation	57,271	—	57,271	—

		Fair Value Measurement Using
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2018
Financial assets:
Cash equivalents:
Money market funds	$21,687	$21,687	$—	$—
Time deposits	2,518	2,518	—	—
Investment securities	46,666	46,666	—	—
Financial liabilities:
Deferred compensation	46,666	—	46,666	—

The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign currency exchange forward contracts and interest rate swap agreements, is determined based on observable market inputs (Level 2). Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities. These investments are primarily comprised of mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed-income fund (Level 2) with underlying investments that are valued based on quoted prices for similar assets in active markets or quoted prices in inactive markets for identical assets. Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments (Level 2).
Additionally, at September 2019, the carrying value of the Company's long-term debt, inclusive of the current portion, was $988.1 million compared to a fair value of $984.4 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, due from former parent, notes receivable from former parent, short-term borrowings, accounts payable, due to former parent, notes payable to former parent and accrued liabilities. At September 2019 and December 2018, their carrying values approximated fair value due to the short-term nature of these instruments. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the nine months ended September 2019 or the fiscal year ended December 2018.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 23

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, operating lease assets, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment when events or circumstances indicate that carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using market-based assumptions.
During the third quarter of fiscal 2019, the Company determined that the exclusive domestic wholesale distribution and licensing agreement of the Rock & Republic® brand would not be extended. This was considered a triggering event that required management to perform a quantitative impairment analysis of the Rock & Republic® finite-lived trademark intangible asset. Based on this analysis, the Company recorded a $32.6 million non-cash impairment charge which was reflected within "non-cash impairment of intangible asset" in the Company's statement of income during the three months ended September 2019.
Key assumptions utilized within the quantitative impairment analysis included (1) long-term growth in revenues resulting from projected expansion across multiple distribution channels, including licensing arrangements within international markets, (2) royalty rates based on historical arrangements as well as known royalty rates of comparable owned and third-party brands and (3) market-based discount rates.
The fair value of the Rock & Republic® trademark intangible asset was estimated using the relief-from-royalty method as described within the 2018 Form 10. It is possible that the Company's conclusions regarding fair value of the Rock & Republic® trademark intangible asset could change in future periods. There can be no assurance that the estimates and assumptions used in the Company's intangible asset impairment testing performed in the third quarter of fiscal 2019 will prove to be accurate predictions of the future. For example, variations in the Company's assumptions related to discount rates, comparable company market approach inputs, business performance and execution of planned growth strategies could impact future conclusions.

NOTE 15 — RESTRUCTURING
The Company typically incurs restructuring charges related to cost optimization of business activities. Of the $24.6 million of restructuring charges recognized during the nine months ended September 2019, the Company recognized $13.8 million within "selling, general and administrative expenses" and $10.8 million within "cost of goods sold" in the statements of income.
The Company incurred incremental costs of $1.6 million related to the previously approved initiatives during the nine months ended September 2019. All of the $5.8 million total restructuring accrual reported in the Company's balance sheet at September 2019 is expected to be paid out within the next 12 months and is classified within "accrued liabilities."
The following table presents components of the restructuring charges for previously approved initiatives:

(in thousands)	Three Months Ended September 2019	Nine Months Ended September 2019
Severance and employee-related benefits	$—	$14,903
Asset impairments	—	1,596
Inventory write-downs	—	4,403
Other	—	3,660
Total restructuring charges	$—	$24,562
The following table presents restructuring costs by business segment for previously approved initiatives:

(in thousands)	Three Months Ended September 2019	Nine Months Ended September 2019
Wrangler	$—	$17,613
Lee	—	6,685
Other	—	264
Total	$—	$24,562

24 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents activity in the restructuring accrual for the nine-month period ended September 2019:

(in thousands)	Severance	Other	Total
Accrual at December 2018	$23,249	$—	$23,249
Charges	14,903	3,660	18,563
Cash payments	(27,573)	(839)	(28,412)
Adjustments to accruals	1,641	—	1,641
Currency translation	(58)	(197)	(255)
Adjustment at Separation	(6,384)	(2,624)	(9,008)
Accrual at September 2019	$5,778	$—	$5,778

NOTE 16 — TRANSACTIONS WITH FORMER PARENT
Prior to the Separation, the Company's financial statements were prepared on a carve-out basis and were derived from the consolidated financial statements and accounting records of VF. The following discussion summarizes activity between the Company and VF.
Allocation of General Corporate Expenses
Prior to the Separation, the Company's statements of income included expenses for certain centralized functions and other programs provided and administered by VF that were charged directly to the Company. In addition, for purposes of preparing these financial statements on a carve-out basis, the Company was allocated a portion of VF's total corporate expenses. See Note 1 to the Company's combined financial statements in the 2018 Form 10 for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.
Sales and Purchases To and From Former Parent
The Company's sales to VF were $14.1 million during the first five months of fiscal 2019 through the Separation date, and $15.0 million and $40.6 million for the three and nine months ended September 2018, respectively, which are included within "net revenues" in the Company's statements of income. The Company's cost of goods sold includes items purchased from VF totaling $0.5 million for the first five months of fiscal 2019 through the Separation date, and $0.6 million and $1.8 million for the three and nine months ended September 2018, respectively. At September 2019, December 2018 and September 2018, the aggregate amount of inventories purchased from VF that remained on the Company's balance sheets was approximately $0.5 million, $0.8 million and $1.1 million, respectively.
Notes To and From Former Parent
All notes to and from former parent were settled in connection with the Separation. At December 2018 and September 2018, the Company had notes receivable from former parent of $517.9 million and $546.7 million, respectively, with VF as the counterparty. The weighted-average interest rate for these notes was approximately 3.4% at both December 2018 and September 2018.
At both December 2018 and September 2018, the Company had notes payable to former parent of $269.1 million, with VF as the counterparty. The weighted-average interest rate for these notes was approximately 3.4% at both December 2018 and September 2018.
The Company recorded net interest income related to these notes of $3.8 million for the first five months of fiscal 2019 through the Separation date, and $2.1 million and $5.4 million for the three and nine months ended September 2018, respectively, which is reflected within "interest income from former parent, net" in the Company's statements of income.
Due To and From Former Parent
All amounts due to and from former parent were settled in connection with the Separation. Balances that were due to and from former parent were generated by (i) the sale of trade accounts receivable to VF, as discussed in Note 5 to the Company's financial statements, (ii) hedging agreements with VF, and (iii) sourcing payable to VF.
Prior to the Separation, the Company did not enter into derivative contracts with external counterparties. However, VF entered into derivative contracts with external counterparties to hedge certain foreign currency transactions with exposure to the euro, Mexican peso, Polish zloty, Canadian dollar, and other currencies. The Company entered into offsetting internal contracts with VF with maturities up to 20 months, and cash settled with VF on any asset or liability that arose under these contracts.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 25

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents components of due from former parent, current:

(in thousands)	December 2018	September 2018
Sale of trade accounts receivable	$544,858	$263,498
Hedging agreements with VF	2,832	4,107
	$547,690	$267,605

As discussed in Note 5 to the financial statements, the Company sold certain of its trade accounts receivable to VF, who then sold them to a financial institution and periodically remitted cash back to the Company.
The following table presents components of due from former parent, noncurrent:

(in thousands)	December 2018	September 2018
Hedging agreements with VF	$611	$1,100
The following table presents components of due to former parent, current:

(in thousands)	December 2018	September 2018
Sourcing payable	$16,140	$69,542

Net Transfers To and From VF
Net transfers to and from VF are included within "former parent investment" in the statements of equity.
The following table presents components of the transfers to and from VF:

	Nine Months Ended September

(in thousands)	2019 (a)	2018
General financing activities	$(723,155)	$(127,627)
Corporate allocations	47,903	82,477
Stock-based compensation expense	9,582	14,012
Pension (benefit) costs	(2,246)	5,286
Purchases from parent	3,193	1,961
Sales to parent	(13,988)	(40,566)
Other income tax	10,863	53,378
Transition tax related to the Tax Act	3,937	5,716
Cash dividend to former parent	(1,032,948)	—
Total net transfers to former parent	$(1,696,859)	$(5,363)

(a) Activity reflected through the Separation date.

NOTE 17 — EARNINGS PER SHARE
The computation of basic and diluted earnings per share ("EPS") is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. On May 22, 2019, the Separation from VF was effected through a pro-rata distribution of one share of the Company's common stock for every seven shares of VF common stock held at the close of business on the record date of May 10, 2019. As a result, on May 23, 2019, the Company had 56,647,561 shares of common stock outstanding. This share amount was utilized for the calculation of basic and diluted earnings per share for all periods presented through the Separation date. After the Separation date, actual outstanding shares are used to calculate both basic and diluted weighted average number of common shares outstanding.

26 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents the computation of basic and diluted EPS:

	Three Months Ended September		Nine Months Ended September

(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$14,502	$71,018	$67,901	$211,172
Basic weighted average shares outstanding	56,694	56,648	56,663	56,648
Dilutive effect of stock-based awards	707	—	326	—
Diluted weighted average shares outstanding	57,401	56,648	56,989	56,648
Earnings per share:
Basic earnings per share	$0.26	$1.25	$1.20	$3.73
Diluted earnings per share	0.25	1.25	1.19	3.73

Anti-dilutive stock-based awards excluded from diluted calculation	323	—	164	—

A total of 0.5 million shares of performance-based RSUs were excluded from the calculation of diluted earnings per share for both the three and nine-month periods ended September 2019 as the units were not considered to be contingent outstanding shares.

NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
On April 24, 2019, the Company began entering into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $320.5 million at September 2019, consisting primarily of contracts hedging exposures to the Mexican peso, euro, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
On July 24, 2019, the Company entered into "floating to fixed" derivative agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $475.0 million at September 2019. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are accumulated within OCL and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship, although a limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The following table presents outstanding derivatives on an individual contract basis:

	September 2019
(in thousands)	Fair Value of Derivatives with Unrealized Gains	Fair Value of Derivatives with Unrealized Losses

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$3,463	$(2,603)
Interest rate swap agreements	—	(4,861)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	41	(110)
Total derivatives	$3,504	$(7,574)

The Company records and presents the fair value of all of its derivative assets and liabilities in the Company's balance sheets on a gross basis, even though certain of the derivative contracts are subject to master netting agreements. If the Company were to offset and record the asset and liability balances of its derivative contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Company's balance sheets would be adjusted from the current gross presentation to the net amounts.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 27

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	September 2019

(in thousands)	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$3,504	$(7,574)
Gross amounts not offset in the balance sheet	(507)	507
Net amounts	$2,997	$(7,067)
The following table presents classification of derivatives as current or noncurrent based on maturity dates:

(in thousands)	September 2019
Derivative financial instruments:
Other current assets	$2,900
Accrued liabilities	(2,376)
Other assets	604
Other liabilities	(5,198)

Cash Flow Hedges
The Company uses foreign currency exchange contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, intercompany service fees and royalties. The Company uses interest rate swap agreements to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movements.
The following tables present the effects of cash flow hedges included in the Company's statements of income and statements of comprehensive income:

	Three Months Ended September 2019	Nine Months Ended September 2019
(in thousands)
Cash Flow Hedging Relationships	Gain (Loss) on Derivatives Recognized in OCL	Gain (Loss) on Derivatives Recognized in OCL
Foreign currency exchange contracts	$3,926	$1,868
Interest rate swap agreements	(4,220)	(4,220)
Total	$(294)	$(2,352)

	Three Months Ended September 2019	Nine Months Ended September 2019
(in thousands)
Location of Gain (Loss)	Gain (Loss) Reclassified from Accumulated OCL into Income	Gain (Loss) Reclassified from Accumulated OCL into Income
Net sales	$(379)	$(475)
Cost of goods sold	3,486	3,901
Other income (expense), net	328	371
Interest expense	642	642
Total	$4,077	$4,439

Derivative Contracts Not Designated as Hedges
The Company uses derivative contracts to manage foreign currency exchange risk on third-party accounts receivable and accounts payable. These contracts are not designated as hedges and are recorded at fair value in the Company's balance sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction gains or losses on the related assets and liabilities.

28 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents a summary of these derivatives included in the Company's statements of income:

		Three Months Ended	Nine Months Ended
(in thousands)		September 2019	September 2019
Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
Foreign currency exchange contracts	Cost of goods sold	$72	$15
		$72	$15

Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three or nine months ended September 2019.
In connection with the Separation, VF transferred to the Company $11.6 million of unrecognized gains on foreign currency exchange contracts related to the Jeanswear business. These gains were deferred in accumulated OCL and are being reclassified to earnings as the Company recognizes the underlying transactions in revenue.
At September 2019, accumulated OCL included $8.1 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 19 — SUBSEQUENT EVENT
Dividend
On October 22, 2019, the Board of Directors declared a quarterly dividend of $0.56 per share of the Company's common stock. The cash dividend will be payable on December 20, 2019, to shareholders of record at the close of business on December 10, 2019.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 29

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
Spin-Off Transaction
On May 22, 2019, VF Corporation ("VF" or "former parent") completed the spin-off of its Jeanswear business, which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business. The spin-off transaction (the "Separation") was effected through a pro-rata distribution to VF shareholders of one share of Kontoor common stock for every seven shares of VF common stock held on the record date of May 10, 2019. Kontoor began to trade as a standalone public company (NYSE: KTB) on May 23, 2019.
The Company incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation.
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, the three-month period ended September 28, 2019 represents the third quarter of the Company's fiscal year ending December 28, 2019 ("fiscal 2019"). For presentation purposes herein, all references to periods ended September 2019, December 2018 and September 2018 correspond to the fiscal periods ended September 28, 2019, December 29, 2018 and September 29, 2018, respectively.
Basis of Presentation
The Company’s financial statements for periods through the Separation date of May 22, 2019 were combined financial statements prepared on a "carve-out" basis of accounting, which reflected the business as historically managed within VF. The balance sheets and cash flows included only those assets and liabilities directly related to the Jeanswear and VF OutletTM businesses, and the statements of income included the historically reported results of those businesses along with allocations of a portion of VF’s total corporate expenses. Refer to Note 1 to the Company's financial statements for additional information on the carve-out basis of accounting.
The Company’s financial statements for the period from May 23, 2019 through September 28, 2019 were consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. This results in a lack of comparability between periods in the statements of income, primarily in selling, general and administrative expenses. The Company also implemented business model changes effective with the Separation, including the exit of unprofitable markets in select European and South American countries and the discontinuation of manufacturing for VF. Thus, certain revenues and costs presented in the carve-out statements of income did not continue after the Separation. Additionally, the balance sheet at September 2019 includes only the assets and liabilities associated with the entities that transferred at the Separation, some of which are different from those that were reported on a carve-out basis at December 2018 and September 2018.
References to fiscal 2019 foreign currency amounts herein reflect the changes in foreign exchange rates from fiscal 2018 and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Business Overview
The Company is focused on growing our three strategic channels, with higher rates of growth anticipated in our Non-U.S. Wholesale and global Branded Direct-to-Consumer channels, as we pursue a broader set of product, channel and geographic opportunities for the Wrangler® and Lee® brands. The U.S. Wholesale channel will continue to receive our full focus and commitment.
As part of a centralized approach to our global business, our management team will provide global oversight for their respective business functions, including supply chain, digital, direct-to-consumer and strategy, while seeking to ensure that we maintain our worldwide presence and regional approach. Focusing on our near- to medium-term business strategy, we have incurred incremental costs related

30 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

to business model changes, restructuring programs and costs incurred to effect the Separation and establish ourselves as a standalone public company ("Separation costs"), which we expect will result in a reduction of future operating costs. These initiatives have included exiting unprofitable markets in select European and South American countries including transitioning our Central America and South America ("CASA") region to a distributor model, streamlining and right-sizing supply chain operations including the closure of three owned manufacturing facilities in Mexico, streamlining our global organizational structure including a redesign of our commercial organization in the U.S. and Asia, and relocating the Lee® brand’s North American headquarters to Greensboro, North Carolina. We will continue to implement various operational initiatives, such as proactive strategic quality-of-sales initiatives, to improve efficiencies throughout our organization along with cost savings programs that we expect to generate meaningful benefits on a global basis. Proactive strategic quality-of-sales initiatives include, but are not limited to, exiting unprofitable points of distribution, changing business models and rationalizing underperforming SKUs.

HIGHLIGHTS OF THE THIRD QUARTER OF FISCAL 2019

•	Net revenues decreased 9% to $638.1 million compared to the three months ended September 2018, driven by decreases in all segments as discussed below and a 1% unfavorable impact from foreign currency.

•
U.S. Wholesale revenues decreased 6% compared to the three months ended September 2018, primarily due to the reduced sales of certain lower margin lines of business, the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018 and quality-of-sales initiatives. These declines were partially offset by growth in our U.S. digital wholesale business. The U.S. Wholesale revenues represent 60% of total revenues in the current period.

•
International revenues decreased 11% compared to the three months ended September 2018, primarily due to declines in the Non-U.S. Wholesale channel driven by the exit of unprofitable points of distribution in India, strategic actions to exit an underperforming country in Europe, business model changes actioned in prior periods and a 3% unfavorable impact from foreign currency. These declines were partially offset by the favorable timing of shipments in Europe and growth in China. International revenues represent 28% of total revenues in the current period.

•
Branded Direct-to-Consumer revenues decreased 5% on a global basis compared to the three months ended September 2018, primarily due to business model changes actioned in prior periods and a 1% unfavorable impact from foreign currency. These declines were partially offset by 16% growth in the U.S. digital business through our owned e-commerce sites. The global Branded Direct-to-Consumer channel represents 10% of total revenues in the current period.

•
Gross margin increased 30 basis points to 40.1% compared to the three months ended September 2018, primarily due to the impact of quality-of-sales initiatives and favorable channel mix, which more than offset the negative impact of exiting unprofitable points of distribution in India and pressure from foreign currency. Gross margin was negatively impacted by approximately 80 basis points during the current period due to Separation costs.

•
Net income decreased 80% to $14.5 million compared to $71.0 million for the three months ended September 2018, primarily due to the business results discussed above and a $32.6 million ($25.2 million after-tax) non-cash impairment of the Rock & Republic® trademark intangible asset during the current period.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated and Combined Statements of Income
The following table presents a summary of the changes in net revenues for the period ended September 2019 as compared to September 2018:

(in millions)	Three Months Ended September	Nine Months Ended September
Net revenues — 2018	$704.2	$2,037.8
Operations	(59.7)	(106.8)
Impact of foreign currency	(6.4)	(34.8)
Net revenues — 2019	$638.1	$1,896.2
Three Months Ended September 2019 Compared to the Three Months Ended September 2018
Net revenues decreased 9% due to declines in the Wrangler and Lee segments, as well as declines in the Other category. These declines were primarily due to reduced sales of certain lower margin lines of business, the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018, quality-of-sales initiatives including business model changes actioned in prior periods,

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 31

discontinuation of manufacturing for VF, and a 1% unfavorable impact from foreign currency. The declines were partially offset by favorable timing of shipments in Europe, and growth in China, the U.S. digital wholesale business and our owned e-commerce sites.
Nine Months Ended September 2019 Compared to the Nine Months Ended September 2018
Net revenues decreased 7% primarily due to declines in the Wrangler and Lee segments, as well as declines in the Other category. These declines were primarily due to the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018, quality-of-sales initiatives including business model changes and exits of select markets, programs and points of distribution, reduced sales of certain lower margin lines of business, the discontinuation of manufacturing for VF and a 2% unfavorable impact from foreign currency. The declines were partially offset by growth in the U.S. digital wholesale business and our owned e-commerce sites.
Additional details on revenues are provided in the section titled “information by reportable segment.”
The following table presents components of the Company's statements of income as a percent of total revenues:

	Three Months Ended September		Nine Months Ended September

	2019	2018	2019	2018
Gross margin (net revenues less cost of goods sold)	40.1%	39.8%	39.0%	41.0%
Selling, general and administrative expenses	30.1%	26.3%	31.5%	28.0%
Non-cash impairment of intangible asset	5.1%	—%	1.7%	—%
Operating income	4.9%	13.5%	5.8%	12.9%
Three Months Ended September 2019 Compared to the Three Months Ended September 2018
Gross margin increased 30 basis points. The improvement in gross margin during the current period was primarily due to the impact of quality-of-sales initiatives and favorable channel mix, which more than offset the negative impact of exiting unprofitable points of distribution in India and pressure from foreign currency. Gross margin was negatively impacted by approximately 80 basis points during the current period due to Separation costs.
Selling, general and administrative expenses as a percentage of revenues increased 380 basis points. Separation costs negatively impacted the current period by approximately 220 basis points. The remaining increase as a percentage of revenues was primarily driven by higher demand creation costs, higher bad debt expense in India and deleverage of fixed costs on lower revenues in the current period.
Non-cash impairment of intangible asset includes a $32.6 million non-cash impairment of the Rock & Republic® trademark intangible asset recorded in August 2019.
Nine Months Ended September 2019 Compared to the Nine Months Ended September 2018
Gross margin decreased 200 basis points. Business model changes, restructuring programs and Separation costs negatively impacted the current period by approximately 170 basis points.
Selling, general and administrative expenses as a percentage of sales increased 350 basis points. Business model changes, restructuring programs and Separation costs negatively impacted the current period by approximately 280 basis points. The remaining increase as a percentage of revenues was primarily driven by deleverage of fixed costs on lower revenues.
Non-cash impairment of intangible asset includes a $32.6 million non-cash impairment of the Rock & Republic® trademark intangible asset recorded in August 2019.
The effective income tax rate was 25.7% for the nine months ended September 2019 compared to 21.1% in the 2018 period.
The nine months ended September 2019 includes a net discrete tax expense of $1.1 million, comprised of $3.4 million of tax benefit related to stock compensation and $4.5 million of tax expense primarily related to an increase in unrecognized tax benefits and interest. The $1.1 million net discrete tax expense during the nine months ended September 2019 increased the effective income tax rate by 1.2%.
The effective income tax rate for the nine months ended September 2018 included a net discrete tax benefit of $1.8 million, which included $4.6 million of net tax benefits related to the realization of previously unrecognized tax benefits and interest, $2.9 million of tax benefit related to stock compensation and $5.7 million of net tax expense related to adjustments to provisional amounts recorded in fiscal 2017 under the Tax Cuts and Jobs Act (the "Tax Act"). The $1.8 million net discrete tax benefit in the 2018 period decreased the effective income tax rate by 0.6%.

32 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

Without discrete items, the effective income tax rate for the nine months ended September 2019 increased by 2.8%, primarily due to losses incurred in the periods prior to the Separation for certain CASA jurisdictions for which no related tax benefit was recognized.

Information by Reportable Segment
Management at each of the brands has direct control over and responsibility for its revenues and operating income, hereinafter termed "segment revenues" and "segment profit," respectively. Our management evaluates operating performance and makes investment and other decisions based on segment revenues and segment profit. Common costs for certain centralized functions are allocated to the segments as discussed in Note 13 to the Company's financial statements.
The following tables present a summary of the changes in segment revenues and segment profit for the three and nine months ended September 2019 as compared to the three and nine months ended September 2018:
Segment Revenues:

	Three Months Ended September

(in millions)	Wrangler	Lee	Other	Total
Segment revenues — 2018	$395.6	$251.5	$57.1	$704.2
Operations	(26.3)	(15.0)	(18.4)	(59.7)
Impact of foreign currency	(2.1)	(4.3)	—	(6.4)
Segment revenues — 2019	$367.2	$232.2	$38.7	$638.1

	Nine Months Ended September

(in millions)	Wrangler	Lee	Other	Total
Segment revenues — 2018	$1,158.3	$731.2	$148.2	$2,037.8
Operations	(40.7)	(32.3)	(33.8)	(106.8)
Impact of foreign currency	(16.5)	(18.2)	—	(34.8)
Segment revenues — 2019	$1,101.1	$680.7	$114.4	$1,896.2
Segment Profit:

	Three Months Ended September

(in millions)	Wrangler	Lee	Other	Total
Segment profit — 2018	$65.1	$36.1	$(1.3)	$99.9
Operations	(3.7)	(4.8)	2.1	(6.4)
Impact of foreign currency	(0.3)	(1.1)	—	(1.4)
Segment profit — 2019	$61.1	$30.2	$0.8	$92.1

	Nine Months Ended September

(in millions)	Wrangler	Lee	Other	Total
Segment profit — 2018	$195.7	$90.2	$(1.7)	$284.2
Operations	(66.4)	(27.3)	1.3	(92.4)
Impact of foreign currency	12.4	(1.4)	—	11.0
Segment profit — 2019	$141.7	$61.5	$(0.4)	$202.8

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 33

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Segment revenues	$367.2	$395.6	(7.2)%	$1,101.1	$1,158.3	(4.9)%
Segment profit	$61.1	$65.1	(6.1)%	$141.7	$195.7	(27.6)%
Operating margin	16.6%	16.5%		12.9%	16.9%
Three Months Ended September 2019 Compared to the Three Months Ended September 2018
Global revenues for the Wrangler® brand decreased 7%, driven by declines in all channels.

•
Revenues in the Americas region decreased 6%, primarily due to a 5% decrease in U.S. wholesale revenues resulting from reduced sales of certain lower margin lines of business, the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018 and quality-of-sales initiatives. Additionally, Non-U.S. Americas wholesale revenues decreased 22%, primarily due to business model changes actioned in prior periods in the CASA region and a 1% unfavorable impact from foreign currency.

•	Revenues in the Asia-Pacific ("APAC") region decreased 31%, primarily due to the exit of unprofitable points of distribution in India and a 1% unfavorable impact from foreign currency.

•
Revenues in the Europe, Middle East and Africa ("EMEA") region decreased 6%, primarily due to a 4% unfavorable impact from foreign currency as well as business model changes actioned in prior periods. These decreases were partially offset by the favorable impact of a shift in the timing of shipments from the previous quarter.

Operating margin increased to 16.6% compared to 16.5% for the 2018 period primarily due to favorable channel mix, partially offset by Separation costs in the current period.
Nine Months Ended September 2019 Compared to the Nine Months Ended September 2018
Global revenues for the Wrangler® brand decreased 5%, driven by declines in all channels.

•
Revenues in the Americas region decreased 3%, primarily due to a 2% decrease in U.S. wholesale revenues resulting from the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018. Non-U.S. Americas wholesale revenues decreased 22%, primarily due to business model changes in the CASA region and a 13% unfavorable impact from foreign currency.

•
Revenues in the APAC region decreased 25%, primarily due to the economic impact of demonetization and our exit of unprofitable points of distribution in India and a 4% unfavorable impact from foreign currency.

•	Revenues in the EMEA region decreased 14%, primarily due to a 6% unfavorable impact from foreign currency as well as business model changes.
Operating margin decreased to 12.9% compared to 16.9% for the 2018 period, primarily due to unfavorable mix driven by lower international sales, higher product costs and higher restructuring and Separation costs in the current period.

34 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

Lee

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Segment revenues	$232.2	$251.5	(7.7)%	$680.7	$731.2	(6.9)%
Segment profit	$30.2	$36.1	(16.5)%	$61.5	$90.2	(31.8)%
Operating margin	13.0%	14.4%		9.0%	12.3%
Three Months Ended September 2019 Compared to the Three Months Ended September 2018
Global revenues for the Lee® brand decreased 8%, driven by declines in all channels.

•
Revenues in the Americas region decreased 10%, primarily due to a 10% decrease in U.S. wholesale revenues resulting from the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018, reduced sales in certain lower margin lines of business and quality-of-sales initiatives. These decreases were partially offset by growth with certain key customers in the U.S. wholesale channel. Non-U.S. Americas wholesale revenues decreased 16%, primarily due to business model changes in the CASA region and a 3% unfavorable impact from foreign currency.

•
Revenues in the APAC region remained flat, primarily due to growth in China, offset by the exit of unprofitable points of distribution in India. In addition, revenues in the APAC region included a 2% unfavorable impact from foreign currency.

•
Revenues in the EMEA region decreased 11%, primarily due to business model changes actioned in prior periods, softer European demand and a 5% unfavorable impact from foreign currency. These decreases were partially offset by the favorable impact of a shift in the timing of shipments from the previous quarter.

Operating margin decreased to 13.0% compared to 14.4% for the 2018 period, primarily due to higher Separation costs and deleverage of fixed costs on lower revenues in the current period.
Nine Months Ended September 2019 Compared to the Nine Months Ended September 2018
Global revenues for the Lee® brand decreased 7%, driven by declines in all channels.

•
Revenues in the Americas region decreased 4%, primarily due to a 4% decrease in U.S. wholesale revenues resulting from the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018. Non-U.S. Americas wholesale revenues decreased 10%, primarily due to business model changes in the CASA region and a 6% unfavorable impact from foreign currency.

•
Revenues in the APAC region decreased 4%, primarily due to growth in China, offset by the economic impact of demonetization and our exit of unprofitable points of distribution in India. In addition, revenues in the APAC region included a 5% unfavorable impact from foreign currency.

•	Revenues in the EMEA region decreased 18%, primarily due to business model changes, softer European demand and a 5% unfavorable impact from foreign currency.
Operating margin decreased to 9.0% compared to 12.3% for the 2018 period, primarily due to higher restructuring and Separation costs as well as business model changes in the current period.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 35

Other
In addition, we report an "Other" category for purposes of a reconciliation of segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment. Other includes sales of (i) VF-branded products and third-party branded merchandise at VF Outlet™ stores, (ii) Rock & Republic® branded apparel, (iii) products manufactured in our plants sold to VF and VF’s use of our transportation fleet and, (iv) services in fulfilling a transition services agreement related to VF's sale of its Nautica® brand business in mid-2018. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments above.

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Revenues	$38.7	$57.1	(32.2)%	$114.4	$148.2	(22.8)%
Profit (loss)	$0.8	$(1.3)	(163.0)%	$(0.4)	$(1.7)	(74.7)%
Operating margin	2.2%	(2.3)%		(0.4)%	(1.2)%
Three Months Ended September 2019 Compared to the Three Months Ended September 2018
Other revenues decreased 32% as total sales to VF declined to $5.3 million compared to $15.0 million during the 2018 period. In addition, VF Outlet™ store revenues declined 13% compared to 2018 as a result of a decrease in comparable store sales and total square footage.
Nine Months Ended September 2019 Compared to the Nine Months Ended September 2018
Other revenues decreased 23% as total sales to VF declined to $22.5 million compared to $40.6 million during the 2018 period. In addition, VF Outlet™ store revenues declined 12% compared to 2018 as a result of a decrease in comparable store sales and total square footage.

Reconciliation of Segment Profit to Income Before Income Taxes
For purposes of preparing these financial statements on a carve-out basis, corporate and other expenses included the Company's allocation of a portion of VF's total corporate expenses through the Separation date of May 22, 2019. For the period from May 23, 2019 through September 28, 2019, the Company incurred corporate and other expenses as a standalone public company. Refer to Note 13 to the Company's financial statements for additional information on the Company's methodology for allocating these costs.
The costs below are necessary to reconcile total segment profit to income before taxes. These costs are excluded from segment profit as they are managed centrally and are not under control of brand management.

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2019	2018	Percent Change	2019	2018	Percent Change
Non-cash impairment of intangible asset (1)	$(32.6)	$—	*	$(32.6)	$—	*
Corporate and other expenses	(29.9)	(6.7)	348%	(64.2)	(25.3)	154%
Interest income from former parent, net	—	2.1	(100)%	3.8	5.4	(31)%
Interest expense	(14.1)	(0.2)	*	(21.9)	(1.0)	*
Interest income	0.7	1.5	(53)%	3.5	4.2	(15)%
(1) Represents an impairment charge in the third quarter of fiscal 2019 related to the Rock & Republic® trademark. The impairment charge was excluded from segment profit as it is not considered a component of ongoing business operations.
* Calculation not meaningful.
Three Months Ended September 2019 Compared to the Three Months Ended September 2018
Non-cash impairment of intangible asset includes a $32.6 million non-cash impairment of the Rock & Republic® trademark intangible asset recorded in August 2019.
Corporate and other expenses increased $23.2 million due to an increase in general corporate costs required to operate as a standalone public company, expenses associated with implementation of the Company's global enterprise resource planning system and Separation costs.

36 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

Interest income from former parent, net was no longer recorded after the Separation from VF.
Interest expense increased $13.9 million, primarily due to borrowings on the Company's credit facilities established with the Separation.
Nine Months Ended September 2019 Compared to the Nine Months Ended September 2018
Non-cash impairment of intangible asset includes a $32.6 million non-cash impairment of the Rock & Republic® trademark intangible asset recorded in August 2019.
Corporate and other expenses increased $39.0 million, due to an increase in general corporate costs required to operate as a standalone public company, expenses associated with implementation of the Company's global enterprise resource planning system and Separation costs.
Interest income from former parent, net was no longer recorded after the Separation from VF.
Interest expense increased $20.9 million, primarily due to borrowings on the Company's credit facilities established with the Separation.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
Prior to the Separation, we generated strong annual cash flows from operating activities. While part of VF, a substantial portion of the Company's cash was transferred to VF and managed at the corporate level. This cash was not specifically identifiable to the Company and therefore was not reflected within our balance sheets. VF's third-party long-term debt and the related interest expense were not allocated to the Company as we were not the legal obligor of the respective debt obligations.
As a standalone public company, our ability to fund our operating needs is dependent upon our ability to continue to generate positive cash flow from operations and maintain our debt financing on acceptable terms. Based upon our history of generating positive cash flows from operations, we believe that we will be able to support our short-term liquidity needs as well as any future liquidity and capital requirements through the combination of cash flows from operations, available cash balances and borrowing capacity from our revolving credit facility. In the event that the aforementioned sources of liquidity need to be augmented, additional cash requirements would likely be financed through the additional issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, if required, in future periods.
We anticipate utilizing cash flows from operations to support continued investments in our brands, talent and capabilities, growth strategies, dividend payments to shareholders and repayment of our debt obligations over time. Management believes that our cash balances and funds provided by operating activities, along with existing borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt incurred in connection with the Separation, (ii) adequate liquidity to fund capital expenditures and planned dividend payouts and (iii) flexibility to meet investment opportunities that may arise.
On May 17, 2019, we incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation. This debt obligation could restrict our future business strategies and could adversely impact our future results of operations, financial condition or cash flows. Additionally, the Separation increased our overall interest expense and decreased the overall debt capacity and commercial credit available to the Company. Refer to Note 8 to the Company's financial statements for additional information regarding the Company's credit facilities.
We have $47.5 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either us or the banks. Total outstanding balances under these arrangements were $6.0 million at September 2019 and $5.6 million at September 2018, all of which are letters of credit and non-interest bearing to the Company.
During the nine months ended September 2019, the Company paid $31.8 million of dividends to its shareholders. On October 22, 2019, the Board of Directors declared a regular quarterly cash dividend of $0.56 per share of the Company's common stock, payable on December 20, 2019, to shareholders of record at the close of business on December 10, 2019. The Company intends to continue to pay cash dividends in future periods. The declaration and amount of any future dividends will be determined and subject to authorization by our Board of Directors and will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 37

The following table presents our cash flows during the periods:

	Nine Months Ended September

(in millions)	2019	2018
Cash provided by operating activities	$578.4	$45.2
Cash provided (used) by investing activities	506.9	(13.0)
Cash used by financing activities	(1,139.9)	(17.6)
Cash Provided by Operating Activities
Cash flow provided by operating activities is dependent on the level of our net income, adjustments to net income and changes in working capital. Cash provided by operating activities increased $533.2 million for the nine months ended September 2019 as compared to the 2018 period, primarily due to the settlement of amounts due to and from former parent related to the Company's sale of accounts receivable arrangement with VF, partially offset by a decrease in net income attributable to operating results.
Cash Provided (Used) by Investing Activities
Cash provided by investing activities increased $519.9 million for the nine months ended September 2019 as compared to the 2018 period. This increase was due primarily to the repayment of notes receivable from former parent in connection with the Separation.
Cash Used by Financing Activities
Cash used by financing activities increased $1.1 billion for the nine months ended September 2019 as compared to the 2018 period. This increase is due primarily to net transfers to former parent and the repayment of notes payable to former parent in connection with the Separation, partially offset by $1.05 billion in proceeds from the issuance of long-term debt during the nine months ended September 2019.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission ("SEC") on April 30, 2019 ("2018 Form 10") provided a table summarizing our contractual obligations and commercial commitments at the end of 2018 that would require the use of funds. As of September 2019, there have been no material changes in the amounts disclosed in the 2018 Form 10, except that the Company entered into a ten-year power purchase agreement on July 31, 2019 to procure electricity generated from renewable energy sources to support a portion of the electricity needs for facilities in Mexico (including certain of our manufacturing plants). This agreement represents the Company's agreed-upon portion of the electricity output included in the power purchase agreement previously executed by VF on February 12, 2018. The contract has a total purchase commitment of $33.3 million over the contract term and requires delivery of electricity to commence no later than January 2021.

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
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated and combined financial statements, or are the most sensitive to change from outside factors, are discussed in Management's Discussion and Analysis in the 2018 Form 10. Except as disclosed in Note 2 to the Company's financial statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.

38 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

Recently Issued and Adopted Accounting Standards
Refer to Note 2 to the Company's financial statements for additional information regarding recently issued and adopted accounting standards.

Cautionary Statement on Forward-looking Statements
From time to time, the Company may make oral or written statements, including statements in this quarterly report that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to the Company’s operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements. In addition, the forward-looking statements in this quarterly report are made as of the date of this filing, and the Company does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this quarterly report include, but are not limited to: risks associated with the Company's spin-off from VF Corporation, including the risk of disruption to our business in connection with the spin-off and that the Company could lose revenue as a result of such disruption; the risk that the Company does not realize all of the expected benefits of the spin-off; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; and the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of the Company.  Other risks for the Company include foreign currency fluctuations; the level of consumer demand for apparel; disruption to distribution systems; reliance on a small number of large customers; the financial strength of customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets; response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior, intense competition from online retailers, and manufacturing and product innovation; increasing pressure on margins; ability to implement its business strategy; ability to grow its international and direct-to-consumer businesses; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; stability of manufacturing facilities and foreign suppliers; continued use by suppliers of ethical business practices; ability to accurately forecast demand for products; continuity of members of management; ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; maintenance by licensees and distributors of the value of our brands; ability to execute and integrate acquisitions; changes in tax laws and liabilities; legal, regulatory, political and economic risks; the risk of economic uncertainty associated with the pending exit of the United Kingdom from the European Union ("Brexit") or any other similar referendums that may be held; and adverse or unexpected weather conditions. More information on potential factors that could affect the Company's financial results will be included from time to time in our public reports filed with the SEC, including the Company's 2018 Form 10.

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
(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 28, 2019, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 39

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5 — OTHER INFORMATION
2020 Annual Meeting of Shareholders
We currently expect that the Company’s first annual meeting of shareholders following its spin-off from its former parent will be held at the Hyatt Place, 300 N. Eugene Street, Greensboro, NC 27401, on April 21, 2020. Under the Company’s Amended and Restated Bylaws (the “Bylaws”), shareholders of record will be able to nominate persons for election to the Company’s Board of Directors or bring other business constituting a proper matter for shareholder action at such meeting only by providing proper notice to the Company’s Corporate Secretary. Notice of such proposals must be in writing and received by the Company’s Corporate Secretary at PO Box 21488, Greensboro, NC 27420 no earlier than December 23, 2019 and no later than January 22, 2020. Shareholders are advised to review the Bylaws, as they contain additional requirements with respect to advance notice of director nominations and shareholder proposals. The Bylaws were filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2019, filed with the SEC on June 20, 2019.

ITEM 6 — EXHIBITS

31.1	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rustin Welton, Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rustin Welton, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

40 Kontoor Brands, Inc. Q3 FY19 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: November 12, 2019	By:	/s/ Rustin Welton
Rustin Welton
Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q3 FY19 Form 10-Q 41