Form 10-K
period 2019-12-28
Kontoor Brands, Inc.
filed 2020-03-11
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                               Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐ No  ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant on June 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,587,000,000 based on the closing price of the registrant's Common Stock on the New York Stock Exchange.
As of February 28, 2020, there were 57,042,089 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference:
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

KONTOOR BRANDS, INC

Kontoor Brands, Inc. 2019 Form 10-K - Table of Contents

PART I
Special Note On Forward-Looking Statements
We have made statements in this Annual Report on Form 10-K that are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Known or unknown risks, uncertainties and other factors that could cause the actual results of operations or financial condition of Kontoor to differ materially from those expressed or implied by such forward-looking statements are summarized in Item 1A. of this Annual Report on Form 10-K.
Our forward-looking statements are based on our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements as (i) these statements are neither a prediction nor a guarantee of future events or circumstances and (ii) the assumptions, beliefs, expectations and projections about future events may differ materially from actual results. We undertake no obligation to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations, except to the extent required by law.
Where You Can Find More Information
All periodic and current reports, registration statements and other filings that Kontoor has filed or furnished to the Securities and Exchange Commission (“SEC”), including our registration statement on Form 10, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended ("the "Exchange Act"), are available free of charge from the SEC’s website (www.sec.gov). Our SEC filings are also available on our corporate website at www.kontoorbrands.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
The following corporate governance documents can be accessed on Kontoor’s website: Kontoor’s Corporate Governance Principles, Code of Business Conduct, and the charters of our Audit Committee, Talent and Compensation Committee and Nominating and Governance Committee. Copies of these documents also may be obtained by any shareholder free of charge upon written request to the Corporate Secretary of Kontoor at 400 N. Elm Street, Greensboro, NC 27401.
After Kontoor’s 2020 Annual Meeting of Shareholders, Kontoor intends to file with the New York Stock Exchange (“NYSE”) the certification regarding Kontoor’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12.

ITEM 1. BUSINESS.
Overview
Kontoor Brands, Inc. is a global lifestyle apparel company focused on the design, manufacturing, sourcing, marketing and distribution of a portfolio of brands, including two of the world's most iconic consumer brands: Wrangler® and Lee®. We are headquartered in the United States ("U.S."). As used in this Annual Report on Form 10-K, the terms “Kontoor,” the "Company,” “we,” "us," and “our” used herein refer to Kontoor Brands, Inc. and its consolidated subsidiaries, collectively, unless the context indicates otherwise.
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2019, December 2018 and December 2017 correspond to the 52-week fiscal periods ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.
Kontoor is strongly positioned as a leader in the global apparel industry. We endeavor to provide customers with superior high-quality products that look good and fit right, giving people around the world the freedom and confidence to express themselves. Our business is founded upon a strategic sourcing model and best-in-class supply chain, with industry-leading sustainability standards. We are focused on leveraging our global platform to drive brand growth and deliver long-term value for our stakeholders, including our consumers, customers, shareholders and suppliers.
Our two key brands, Wrangler® and Lee®, benefit from heritages spanning over 200 combined years and together with our other brands accounted for approximately 170 million units of apparel sold in 2019. During 2019, we manufactured approximately 38% of our products in our owned and leased facilities, and distributed our products worldwide primarily through both major brick & mortar and e-commerce retailers. We believe our experienced management team is executing a strategy that provides a better product and brand experience to our consumers, primarily by delivering on our high standards of product design and innovation, and offering a wide variety of compelling products across channels and categories.

1 Kontoor Brands, Inc. 2019 Form 10-K

We focus on continuously improving the most important elements of our products, which include fit, fabric, finish, and overall construction, while continuing to provide our products to consumers at attractive price points. We leverage innovation and design advancements as well as our unique brand heritages to create marketing campaigns that communicate our brand positioning, product attributes, and overall value proposition to consumers. We believe these marketing campaigns further elevate our brands, build our loyal global consumer base, and ultimately drive net revenue growth.
Kontoor has a presence in more than 65 countries and generated approximately $2.5 billion in global net revenues across our various channels in 2019. We sell our products primarily through our established wholesale and expanding digital channels, and utilize our branded brick & mortar locations to supplement our go-to-market strategy. We benefit from strong relationships with many of our customers who we believe depend on our ability to reliably and timely replenish our high-volume products.
Within the U.S., where the Company generated 75% of its net revenues in 2019, we offer apparel and accessories largely through our wholesale channel, which consists of mass and mid-tier retailers, specialty stores including western specialty retail, department stores, and retailer-owned and third-party e-commerce sites. We also sell our products in the U.S. through direct-to consumer channels, including full-price stores, outlet stores and our own websites. Outside the U.S., where the Company generated 25% of its net revenues in 2019, we operate through similar wholesale channels and third-party e-commerce sites as in the U.S., and also utilize distributors, agents, licensees and partnership stores, along with our full-price stores, outlet stores and our own websites.
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
On May 17, 2019, the Company incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation.
The Company entered into several agreements with VF that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement ("TSA"), the Kontoor Intellectual Property License Agreement, the VF Intellectual Property License Agreement and the Employee Matters Agreement. Under the terms of the TSA, the Company and VF agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting-related services for periods up to 18 months, which may be extended subject to the mutual agreement of both parties. The Company has also entered into certain commercial arrangements with VF. Revenues, expenses and operating expense reimbursements under these agreements are recorded within the reportable segments or within the "corporate and other expenses" line item in the reconciliation of segment profit in Note 3 to the Company's financial statements, based on the nature of the arrangements.
Corporate Information
Kontoor was incorporated in North Carolina on November 28, 2018 and became a standalone public company on May 23, 2019 following the Separation. Our principal executive offices are located at 400 N. Elm Street, Greensboro, North Carolina 27401 and our telephone number is 336-332-3400. Our website is www.kontoorbrands.com. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
Our Competitive Strengths

•	Iconic Brands with Significant Global Scale.
Our two key brands are steeped in rich heritage and authenticity. The Wrangler® and Lee® brands have an established global presence in the apparel market. Products bearing our brands are sold in more than 65 countries, and we believe they have strong consumer connectivity worldwide. We market our brands and products to highlight their differentiated position and product attributes. We strive to maximize our consumer reach by leveraging each brand’s “best practices” to drive growth across product categories and expand our overall net revenues and earnings profile.
Founded over 70 years ago, Wrangler® is a classic American brand deeply rooted in U.S. western apparel and positioned as clothing ready for everyday life. Wrangler® branded products have a worldwide presence and span a wide range of product categories including denim and non-denim bottoms, shirts, jackets and other outerwear and accessories. We believe the Wrangler® brand appeals to a broad range of consumers worldwide who appreciate the brand’s western heritage, quality and superior value. Outside the U.S., the brand typically occupies a more premium positioning and carries a higher average price point.
Founded over 130 years ago, Lee® is an authentic apparel brand with a heritage of purposeful craftsmanship and innovation. Lee® branded products offer versatile styling and superior comfort in denim and casual apparel for a multitude of activities, and target an active consumer interested in a stylish look through innovation designed for functional and visual appeal. The Lee® brand generates approximately 45% of its net revenues outside the U.S., with a significant portion attributable to China and certain countries in Europe. In particular, since entering the Chinese market in 1995, the Lee® brand has developed a leading market position in that country.

Kontoor Brands, Inc 2019 Form 10-K 2

•	Deep Relationships with Brick & Mortar Retail and E-Commerce Leaders
We have developed long-term relationships with many leading global brick & mortar and e-commerce retailers, whom we believe rely on our iconic brands, leading product quality and value, and innovation to address evolving consumer needs in our product categories. By fostering these relationships, we have become an important vendor for many of our customers and have built leading category positions, which in turn supports the availability of our brands to consumers and our ability to introduce new products and categories. We also endeavor to provide sophisticated logistics, planning, and merchandising expertise to support our customers, which we believe enables a level of insight that builds more integrated customer relationships. Over time, we believe we have developed an aptitude for addressing our customers’ unique and challenging inventory replenishment and planning needs, and have built a reputation as a reliable partner in a dynamic retail environment.

•	Integrated Supply Chain Built to Support Volume and Replenishment
We are continually refining our supply chain to maximize efficiency and reinforce our reputation of reliability with our customers. Through our vertically integrated supply chain we manufacture, source and distribute a significant quantity of high-volume apparel products that are frequently replenished by our retail partners. Our product procurement and distribution strategies, combined with our internal manufacturing facilities and retail floor space management programs, allow us to maintain what we believe is a competitive advantage and create increased operating flexibility versus other apparel suppliers. Our supply chain is built to support large volumes and to meet customer needs while balancing cost and operational requirements. Our ten internal manufacturing facilities, both owned and leased, are all located in the Western Hemisphere, where their proximity to our primary markets enables us to deliver inventory in a consistent and timely manner. We also have established global third-party sourcing and distribution networks that we leverage across product categories and various regions. We believe our flexible and balanced approach to manufacturing and distribution allows us to better manage our production needs.
Many of our largest volume and highest velocity product styles continue from year to year, with design and innovation elements periodically updated to maintain our products’ relevance with consumers. We utilize real-time data provided by our customers to ensure timely delivery of our products and optimize our customers’ inventory levels. We believe our vertically integrated operations in combination with inventory and supply-demand reconciliation processes allow us to excel in meeting our retail customers’ rapid order requirements.

•	Highly Experienced Management Team and Board of Directors
We have assembled a senior management team that is highly focused on growing our brands’ net revenues, delivering strong and consistent financial results, and building a cohesive corporate culture. Together, our management team has over 50 years of combined experience in the apparel and accessories industry and brings deep global industry expertise to the Company. Additionally, the Kontoor management team was assembled prior to the Separation and has been working together to stand up and operate the Company for over a year. Our President and Chief Executive Officer, Scott H. Baxter, served in various senior leadership positions at VF, including most recently as Group President of Jeanswear, and prior to that as Group President of Americas West, where he was responsible for overseeing brands such as The North Face® and Vans®. Our Executive Vice President and Chief Financial Officer, Rustin Welton, most recently served as Vice President and Chief Financial Officer of Americas East, and prior to that as VF's Vice President and Chief Financial Officer for the Jeanswear Coalition, Imagewear Coalition, and Central/South America, Workwear, Timberland® and VF Outlet™ businesses. Our two Executive Vice Presidents and Global Brand Presidents, Thomas E. Waldron and Christopher Waldeck, maintain operational responsibility for the Wrangler® and Lee® brands, respectively, and have significant experience managing our brands. Our Executive Vice President, General Counsel and Secretary, Laurel Krueger, most recently served as Executive Vice President, General Counsel and Corporate Secretary of Signet Jewelers Limited, a leading global retailer of diamond jewelry, and has held a variety of legal leadership roles at publicly traded companies in retail and manufacturing. We are also guided by a strong Board of Directors who bring valuable industry and management insight to Kontoor. Our Board is led by our Non-Executive Chairman, Robert Shearer, who has extensive familiarity with our business and our industry, having served as Senior Vice President and Chief Financial Officer of VF from 2005 through 2015. We believe the depth of experience and deep industry knowledge of our management team and Board of Directors will drive the success of our new company.

•	Resilient Business Model That Delivers Consistent Results
Our business has historically generated significant net revenues, strong profits, and attractive cash flows due to our global reach, leading market positions, deep customer relationships, and the vertical integration of our supply chain. We believe we offer high product value and quality to our consumers, who respond to our value proposition by consistently purchasing our products over time. Over the last five years, we generated net revenues in excess of $2.5 billion each year, and consistently delivered operating margins of 12% or greater each year except for 2019, when we delivered an operating margin of 7%. This decrease was primarily due to an $82.1 million increase in selling, general and administrative ("SG&A") costs during 2019, which negatively impacted operating margin by 3%, and a $32.6 million non-cash impairment charge in 2019 which also negatively impacted operating margin by 1%. SG&A expenses included $83.1 million of restructuring and Separation costs in 2019 compared to $28.6 million in 2018. Our strong margin profile combined with our diligent approach to operational excellence and capital management have produced meaningful cash flows. We believe our consistent financial results will provide us with the opportunity to consistently invest in our business, return capital to shareholders and repay debt.

3 Kontoor Brands, Inc. 2019 Form 10-K

Our Strategies
Our management team is fully dedicated to leveraging our capabilities and driving our strategic initiatives. We have flexibility to deploy our strong free cash flow towards our operating and capital allocation priorities to achieve these strategic initiatives.

•	Scale advantage in our core denim business
We believe the combination of our brands, scale and global platform is differentiated in our industry. Historically, our brands have largely operated independently across geographic regions with regard to management, product design and marketing. With one integrated senior leadership team to manage our brands and operations globally, we are able to implement an operating model that more efficiently leverages our global brands, scale and platforms while remaining relevant in our markets. We have built a leadership team based in Greensboro, North Carolina, that includes Global Presidents of both the Wrangler® and Lee® brands, as well as global leaders of the design, merchandising and marketing departments. This centralized senior management team with global responsibility is working closely with our regional teams to deliver a unified brand and product design experience while ensuring market-specific nuances are maintained. Through this integrated platform and management structure, we believe we will amplify the global strength of our brands, improve operating efficiency and increase the overall demand for our products.

•	Accelerate positions in high-value segments, channels and geographies
We believe there is an opportunity to expand the distribution of our products with new and existing brick & mortar and e-commerce customers internationally and in the U.S. We expect the integration and collaboration of our brands’ global leadership teams will help drive distribution opportunities for the Wrangler® and Lee® brands in both new and established markets by leveraging each brand’s relative distribution strengths across regions. Specifically, China provides an attractive geography to expand our existing presence and distribute more products across a range of price segments, especially as it relates to our Wrangler® brand. In Europe, we intend to refine our strategy to become more consumer-centric in addressing how and where our customers want to purchase our products. In the U.S., we see an opportunity to continue to grow with our major retail customers as well as drive distribution of our more premium products through higher-end department and specialty stores. We also expect to leverage our leading brand positions to increase our penetration with major global e-commerce players as well as with our own websites, as digital continues to grow in consumer importance worldwide.

•	Build advantaged positions to reach new consumers
We see potential to enhance our existing product assortment, broaden our product offering and expand into adjacent product categories. We leverage our global innovation network to develop cognitive, design, textile and product construction advancements that target the needs of our existing and potential new target consumer groups. We strive to create new products to attract a wide range of consumers, including women and younger generations, while seeking to ensure our core offering continues to serve the needs of our consumers. We are also pursuing new categories such as outdoor and accelerating existing categories such as workwear that utilize our existing brand and product strengths. We have also introduced higher-end products at premium price points in the U.S. Successful execution of our product expansion strategies should broaden the appeal of our brands and products to new consumers, extend our reach into new product categories and ultimately drive the overall net revenues of our business.

•	Drive an unwavering focus on margin expansion and improving capital efficiency
We expect to realize efficiencies across our business as we continue to create a more centralized global organization and pursue cost savings initiatives. As part of our centralized approach to our global business, our management team will provide global oversight for their respective business functions, including supply chain, digital and strategy, while seeking to ensure that we maintain our worldwide presence and regional relevance. Focusing on our near- to medium-term business strategy, we are focused on optimizing our business and accelerating our performance in fundamental areas, including margin expansion and cash flow generation. Our primary areas of financial focus during 2020 will be to (i) continue aggressive pay-down of debt; (ii) provide for a superior dividend payout; and (iii) implement technology solutions to enable global efficiency, such as our recently initiated implementation of the Company's global enterprise resource planning system ("ERP").

•	Create a highly engaged and performance-driven team with a total shareholder return and ownership culture
We believe there is an opportunity to create value by aligning total shareholder return with the way we attract, engage, educate and reward our employees, as well as the ways we employ sustainable business practices and engage with the communities in which we do business. We aim to instill an energized culture with a deep focus on performance, ownership and accountability by embedding drivers and outcomes of total shareholder return within key metrics and incentives. We have designed diversity and inclusion goals to reshape our workforce as we believe this is key to driving innovation, and a results-oriented culture. Our strategy also includes pursuit of sustainable business activities in areas of water, waste and cotton. We are committed to corporate social responsibility, as we believe it not only is the right thing to do, but also provides an opportunity to create value for our stakeholders through an actively engaged workforce, deeper consumer engagement and potential cost savings.
Our Brands and Business Segment Information
We own and operate a portfolio of apparel brands that each aim to address the differentiated needs of their consumers. Our two key brands, Wrangler® and Lee®, have product designs targeted at specific consumers, and also offer various collections for specific channels and retailers.

Kontoor Brands, Inc 2019 Form 10-K 4

Our two reportable segments are Wrangler® and Lee®, which include sales of branded products, along with various sub-brands and collections as discussed under each respective brand below. In addition, we present an Other category for purposes of reconciliation of reportable segment net revenues and profits to the Company's consolidated operating results, but the Other category is not considered a reportable segment. See below for additional information on the brands, channels of distribution and geographies included in each segment.

•	Wrangler®
Wrangler® is an iconic American heritage brand rooted in the western lifestyle, with over 70 years of history offering denim, apparel, and accessories for men and women. Wrangler® branded products are available through wholesale arrangements with mass and mid-tier retailers, specialty stores, department stores, independently owned and operated partnership stores, and e-commerce platforms, as well as through owned retail stores and websites. Wrangler® branded products are available in the U.S., Canada and Mexico, the United Kingdom and continental Europe, the Middle East, India, and through licensees across Australia, Asia, Africa and Central and South America. We offer multiple sub-brands and collections within the Wrangler® brand that we develop to target specific consumer demographics and consumer end-uses, including: 20X®, Aura from the Women at Wrangler®, Cowboy Cut®, Premium Patch®, Riggs Workwear®, Rock 47®, Rustler®, W1947®, Wrangler Retro®, Wrangler Rugged Wear® and All Terrain GearTM by Wrangler®.

•	Lee®
Lee® is an iconic American denim and apparel brand, which celebrated 130 years of heritage and authenticity in 2019. Lee® product collections include a uniquely styled range of jeans, pants, shirts, shorts, and jackets for men, women, boys and girls, with boys and girls jackets currently licensed in the U.S. The Lee® brand delivers trend-forward styles with exceptional fit and comfort through innovative fabric solutions and advanced design technology. Lee® branded products are distributed domestically and internationally through the wholesale channel including department stores, mass merchants, specialty stores, independently owned and operated partnership stores, and e-commerce platforms, as well as through owned retail stores and websites. Lee® branded products are available in the U.S., Canada, Mexico, the United Kingdom and continental Europe, the Middle East, India, China, and through licensees across Australia, Asia, Africa and Central and South America. The Lee® brand offers multiple sub-brands and collections, making it attractive for a broader consumer base, including: Body OptixTM, Lee101TM, Lee® Riders®, Performance SeriesTM, Shape IllusionsTM and Vintage Modern®.

•	Other
Other includes sales of third-party branded merchandise at VF Outlet™ stores, sales and licensing of Rock & Republic® branded apparel, and sales of products manufactured for third-parties. Rock & Republic® is a premium apparel brand and is marketed to consumers as a modern and active lifestyle brand. Rock & Republic® products have been historically sold in the U.S. through an exclusive domestic wholesale distribution and licensing agreement, and we are currently pursuing changes in distribution of the brand both inside and outside the U.S. by leveraging our retail and e-commerce relationships. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments discussed above.

The Other category also includes transactions with VF for pre-Separation activities, none of which will continue in 2020. These transactions include sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.
Distribution Channels and Customers
Our distribution channels include U.S. Wholesale, Non-U.S. Wholesale, Branded Direct-to-Consumer and Other. We utilize these channels based on the optimal route to reach our consumers in the physical and digital locations they frequent within their geographies. We also operate the U.S.-based VF Outlet™ business, which carries both of our primary brands as well as VF-branded products and third-party branded merchandise.

•	U.S. Wholesale
The U.S. Wholesale channel is our largest distribution channel and accounted for approximately 63% of our net revenues in 2019. Within this channel, our Wrangler® and Lee® branded products are marketed and sold by mass and mid-tier retailers, specialty stores including western specialty retail, department stores, and retailer-owned and third-party e-commerce sites. This channel also includes sales and licensing of Rock & Republic® products. A portion of our U.S. Wholesale net revenue is attributable to digital sales from our wholesale partners’ websites, third-party e-commerce platforms such as Amazon, and other pure-play digital retailers. Third-party e-commerce platforms and pure-play digital retailers are a growing and important portion of this channel.
Our mass merchant customers include national retailers such as Target and Walmart, as well as various regional retail partners. Our mid-tier and traditional department store customers include national retailers such as Belk, JCPenney, Kohl’s, Macy’s, and various other retail partners. The specialty store channel, which includes revenue from Wrangler® Riggs Workwear® and Wrangler® Western branded products, consists primarily of national accounts such as Boot Barn and Tractor Supply Company as well as upscale modern specialty stores.
We foster close and longstanding relationships with our wholesale customers, having partnered with each of our top three brick & mortar wholesale customers for over 25 years. In addition, we engage in an active dialogue with many of our key wholesale customers and receive proprietary insights about how our products are performing on a timely basis. Our brands’ top U.S. Wholesale customers include

5 Kontoor Brands, Inc. 2019 Form 10-K

Amazon, Kohl’s, Target and Walmart. One customer, Walmart, accounted for greater than 10% of the Company's total net revenues in each of the last three years (approximately 34% in 2019, 32% in 2018 and 33% in 2017). Sales to our customers are typically on a purchase order basis and not subject to long-term agreements.
In addition, a small portion of sales in our U.S. Wholesale channel are from domestic licensing arrangements where we receive royalties based on a percentage of the licensed products’ net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.

•	Non-U.S. Wholesale
The Non-U.S. Wholesale channel represents the majority of our international business and accounted for approximately 21% of our net revenues in 2019. The majority of the Wrangler® and Lee® international product business is located in Europe, Middle East and Africa ("EMEA") and Asia-Pacific ("APAC"), where we sell our products through department stores and specialty stores. In Canada and Mexico, our branded products are marketed through mass merchants, department stores, and specialty stores, while in South America our branded products are sold in department and specialty stores. Additionally, our Non-U.S. Wholesale channel includes non-U.S. sales on digital platforms operated by our wholesale partners, as well as sales in partnership stores located across EMEA, APAC and South America. Partnership stores are owned and operated by our licensees, distributors and other independent parties. They are primarily mono-brand retail locations selling our Wrangler® and Lee® branded products that have the appearance of Kontoor-operated stores, and as such represent an important vehicle for presenting our brands to international consumers. Similar to the U.S. Wholesale channel, we use proprietary insights from our wholesale customers to strategically refine our products and adjust our go-to-market approach.
Geographically, our net revenue in EMEA is concentrated in developed markets such as France, Germany, Italy, Poland, Scandinavia, Spain and the United Kingdom. We access the APAC market primarily through our business in China and India. Canada is the largest international market for Wrangler® branded products, while China is the largest international market for Lee® branded products.
In addition, a small portion of sales in our Non-U.S. Wholesale channel are from international licensing arrangements where we receive royalties based on a percentage of the licensed products’ net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.

•	Branded Direct-to-Consumer
Our Branded Direct-to-Consumer channel represents the distribution of our products via concession retail locations internationally, Wrangler® and Lee® branded full-price stores globally and Company-owned outlet stores globally. This channel also includes sales of our branded products in VF Outlet™ locations, and digital sales via www.wrangler.com and www.lee.com. Our Branded Direct-to-Consumer channel allows us to display the brands’ product lines in a manner that supports the brands’ positioning, providing an in-store and online user experience that enables us to address the needs and preferences of our consumers. This channel accounted for approximately 11% of our net revenues in 2019.
Our 166 concession retail stores are located internationally and consist of mono-brand and dual-brand stores. Under a typical concession arrangement, we have a dedicated sales area within our customers’ stores, and pay a concession fee for use of the space based on a percentage of retail sales. The concession model allows our partners to dedicate specific sales areas to our brands and helps differentiate and enhance the presentation of our products.
Our 33 owned full-price Wrangler® or Lee® branded retail stores are located in the U.S., Europe and Asia, and include both mono-brand stores, which exclusively carry either Wrangler® or Lee® branded products, and dual-brand stores, which carry both Wrangler® and Lee® branded products. We also have a limited number of dual-branded Wrangler® and Lee® outlet stores in the U.S., as well as a limited number of dual-branded Wrangler® and Lee® clearance center stores.
We also operate multiple outlet stores in the U.S., in both premium outlet malls and more value-based outlet locations. The majority of our sites in the U.S. are traditional VF Outlet™ locations featuring Wrangler® and Lee® branded products, as well as VF-branded and third-party branded products. Branded Direct-to-Consumer channel net revenues include all sales from VF Outlet™ locations except for VF-branded and third-party branded merchandise, which are reported in the Other channel described below.
We continue to prioritize serving our customers through digital platforms that enhance the user experience and drive customer interaction in digital and physical environments. Digitally enabled transactions on our own websites are also included in this channel. Transactions generated from our own websites represents a growing portion of our net revenues, and helps elevate the connection consumers have with our brands. Wrangler® and Lee® branded products are currently available through our own websites in 14 countries.
Through our full-price stores, outlet stores and own websites, our Branded Direct-to-Consumer channel allows us to achieve the fullest expression of our brands, bringing the complete stories of our brands' purposes, heritages and products to life.

•	Other
The Other channel includes sales of third-party branded merchandise at VF Outlet™ stores and sales of products manufactured for third-parties. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the Branded Direct-to-Consumer channel discussed above. The Other channel accounted for approximately 5% of our net revenues in 2019, and while this channel is not a strategic focus, we are committed to optimizing profitability in our VF Outlet™ stores.

Kontoor Brands, Inc 2019 Form 10-K 6

The Other channel also includes transactions with VF for pre-Separation activities, none of which will continue in 2020. These transactions include sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.
Licensing Arrangements
We seek to maximize our brands’ market penetration and consumer reach by entering into licensing agreements with independent parties. Pursuant to these licensing agreements, we typically grant our licensing partner an exclusive or non-exclusive license to use one of our brands in connection with specific licensed categories of products in specific geographic regions. Our licensing partners leverage the strength of our brands and our customer relationships to sell products in their licensed categories and/or geographic regions. Categories in which we currently have licensing agreements include jeanswear, casual apparel, belts, footwear, small leather goods and headwear.
We retain oversight and approvals of the design, quality control, advertising, marketing, and distribution of licensed products to ensure adherence to our brand and product quality standards. License agreements are for fixed terms of typically two to five years. Each licensee pays royalties based on its sales of licensed products, with the majority of agreements requiring a minimum royalty payment. Licensing net revenue was $32.1 million in 2019.
Design and Product Development
Our product design and innovation effort across fit, fabric, finish, and quality is an important element of our strategy. We leverage our expertise in these important areas to provide our consumers high-quality and high-value products. We operate a multi-site approach to product design and development, with hubs located in the U.S., Belgium, Hong Kong, and India. In the U.S. and EMEA, product design is housed within the merchandising, marketing, consumer insights, innovation, and executive teams to ensure product design delivers against brand positioning, consumer needs, and target costs.
Our product development team, which includes technical development, pattern-making, and engineering, works closely with our product design team to facilitate collaboration between the product and design functions. These two teams collaborate from initial concept to product creation in order to craft a lifestyle association to our Wrangler® and Lee® branded products. Our vigorous product development is supported by a robust go-to-market process that seeks to ensure brand continuity across business units and strong, consistent execution. We have two primary selling seasons, spring and fall, but certain product lines offer more frequent introductions of new merchandise.
In addition to our design functions, we operate two global innovation centers. Our research into advanced fiber and fabric technologies takes place in our material science lab in Greensboro, NC. Our research and development work in cognitive science, design and construction advancements as well as multi-sensory retail and data analytics are held at our cognitive and design science lab in Irvine, California. These locations are staffed with dedicated scientists, engineers and designers who leverage our proprietary consumer insights to create new designs, manufacturing and material technologies as well as intellectual propriety. Both centers are part of our global innovation network that partners with leading design, fashion and textile engineering universities as well as textile innovation centers, and research labs. Our global innovation network is integral to our long-term growth as they allow us to deliver new products and experiences that aim to meet our consumers’ needs, which we believe drives demand for our products.
Manufacturing, Sourcing and Distribution
Our global supply chain organization is responsible for the operational planning, manufacturing, sourcing, and distribution of products to our customers. We believe we have developed a high degree of expertise in managing the complexities associated with a global supply chain that produced or sourced approximately 164 million apparel units in 2019. Our supply chain employs a centralized leadership model with localized regional expertise. Within our internal manufacturing facilities, we innovate and design our own proprietary equipment to drive our production output and capabilities. We focus on engineering and efficiency, which we believe provides an ongoing competitive advantage in our internal manufacturing facilities. We leverage our manufacturing expertise in our sourcing operations, where we have developed longstanding relationships with third-party contract manufacturers and distributors. We believe this manufacturing and sourcing approach, coupled with strategic inventory and retail floor space management programs with many of our major retail customers, gives us operational flexibility as we continue to expand our distribution.

•	Sourcing and Manufacturing
We believe the combination of our internal manufacturing and contract manufacturing across different geographic regions provides a well-balanced, flexible approach to product procurement. Within our own manufacturing facilities, we purchase raw materials from numerous U.S. and international suppliers to meet our production needs. Raw materials include products made from cotton, polyester, spandex, and lycra blends, as well as thread and trim (such as product identification, buttons, zippers and snaps). Fixed price commitments for fabric and certain supplies are typically set on a quarterly basis for the next quarter’s purchases. No single supplier represents more than 10% of our total cost of goods sold. We operate global sourcing hubs, which are responsible for managing contract manufacturing and procurement of product, including supplier oversight, product quality assurance, sustainability within the supply chain, responsible sourcing, and transportation and shipping functions.
We operate ten manufacturing facilities (seven owned facilities in Mexico and three leased facilities in Nicaragua). We also source products from approximately 277 contract manufacturing facilities in over 20 countries. We have recently taken steps to streamline and

7 Kontoor Brands, Inc. 2019 Form 10-K

right-size our supply chain operations, including the closure of three owned manufacturing facilities in Mexico. During 2019, approximately 38% of our units were manufactured in our internal manufacturing facilities, and approximately 62% were sourced from contract manufacturers. Products obtained from contractors in the Western Hemisphere frequently have a higher cost than products obtained from contractors in Asia. However, internal manufacturing combined with contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for enhanced inventory management in the U.S. market. In making decisions about the location of manufacturing operations and suppliers, we consider several factors including the raw material source, the market the product will be sold in, production lead times, duties and tariffs, product cost, product complexity and the ability to pursue upside demand. Additionally, we continually monitor risks and developments related to duties, tariffs, quotas and other factors and we often manufacture and source products from countries with tariff preferences and free trade agreements.

•	Distribution
Products are shipped from our contract manufacturers and internal manufacturing facilities to distribution centers around the world. We directly operate the majority of our distribution centers and we carefully select third-party distribution centers as needed in certain regions. All of our distribution centers are strategically located to provide speed and service to our consumers at the most efficient cost possible. Additionally, our established long-term third-party distribution relationships ensure maximum capacity, connectivity, responsiveness, and overall service coverage around the globe. In international markets where we do not have brick & mortar operations, our products are marketed through our distributors, as well as agents, licensees, and single-brand or multi-brand partnership stores.
Inventory Management
Inventory management is key to the cash flows and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the delivery requirements of our customers, which requires close coordination with our customers. For new product introductions, which often require large initial launch shipments, we may commence production before receiving orders for those products. Key areas of focus include added discipline around the purchasing of product, inventory optimization and channel placement, as well as better planning and execution in disposition of excess inventory through our various channels. Our inventory strategy is focused on continuing to meet consumer demand, while improving our inventory efficiency over the long-term through the recently initiated implementation of the Company's global ERP system.
Advertising and Customer Support
Our advertising and marketing efforts focus on differentiating our brands’ positioning and highlighting our product qualities. We are focused on creating globally unified brand messages with appropriate regional nuances in order to maximize our brand recognition, and drive brand demand from initial end consumer awareness to long-term loyalty. In conjunction with the appointment of our new global heads of marketing, we will continue to develop integrated, multi-channel marketing strategies designed to effectively reach the target consumers of each of our brands. We pursue this strategy through our use of a variety of media channels and other public endorsements, including traditional media such as television, print, and radio, as well as digital media channels such as display, online video, social media, paid search and influencers. We employ marketing analytics to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments.
We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We provide advertising support to our wholesale customers in the form of point-of-sale fixtures and signage to enhance the presentation and brand image of our products. Our websites, www.wrangler.com, www.lee.com, and corresponding regional websites, enhance consumer understanding of our brands and help consumers find and buy our products. We employ a support team for each brand that is responsible for customer service at the consumer level as well as a sales force that manages our customer relationships.
Seasonality
Our operating results are subject to some variability due to seasonality, with net revenues typically being slightly higher during the back-to-school and holiday shopping seasons. This limited variation results primarily from the differences in seasonal influences on revenues between our Wrangler and Lee segments. With changes in our mix of business and the growth of our retail operations, historical quarterly revenue and profit trends may not be indicative of future trends. Working capital requirements vary throughout the year. Working capital typically increases early in the year as inventory builds to support peak shipping periods and then moderates later in the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is usually substantially higher in the second half of the year due to higher net income during that period and reduced working capital requirements.
Competition
The apparel industry is highly competitive, highly fragmented and characterized by low barriers to entry with many regional, local and global competitors. We believe we compete in the apparel and accessories sector by leveraging our brands, scale, and ability to develop high-quality, innovative products at competitive prices that meet consumer needs.
Our primary branded competitors are large, globally focused apparel companies that also participate in a variety of categories, including, but not limited to, athletic wear, denim, exclusive or private labels, casual lifestyle apparel, outerwear and workwear. A select list of key competitors includes Calvin Klein, Carhartt, Diesel, Guess, Levi’s, Tommy Hilfiger and Uniqlo. Additionally, we see a large and growing offering from private label apparel created for retailers such as Amazon, Gap, H&M, Old Navy, Target and Walmart.

Kontoor Brands, Inc 2019 Form 10-K 8

Intellectual Property
We believe trademarks, trade names, patents and domain names, as well as related logos, designs and graphics, provide substantial value in the development and marketing of our products, and are important to our continued success. We have registered our intellectual property in the U.S. and in other countries where our products are manufactured and/or sold. In particular, our trademark portfolio consists of over 7,000 trademark registrations and applications in the U.S. and other countries around the world, including U.S. and foreign trademark registrations for our two key brands, Wrangler® and Lee®. Although the laws vary by jurisdiction, in general, trademarks remain valid and enforceable provided that the marks are used in connection with the related products and services and the required registration renewals are filed. Typically, trademark registrations can be renewed indefinitely as long as the trademarks are in use. We also place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents.
Social Responsibility, Community Outreach and Sustainability
We are a purpose-led organization and are committed to environmental sustainability, labor welfare and community development, not only because today’s consumers demand the highest standards from the brands they utilize, but because we believe these values are consistent with what our brands represent and are the right thing to do to enhance global welfare. Corporate sustainability and responsibility is an important priority for the Company and the Board. The Board is responsible for promoting the exercise of responsible corporate citizenship and monitoring adherence to Kontoor’s standards. The Nominating and Governance Committee reviews and evaluates Kontoor’s strategies, programs, policies and practices relating to environmental, social and governance issues and impacts to support the sustainable and responsible growth of Kontoor’s business. Kontoor believes that in order to grow as a Company, it has a responsibility to help improve the well-being of its communities. Kontoor articulates its commitments to corporate sustainability and responsibility in its Code of Conduct which can be found on Kontoor’s website (www.kontoorbrands.com). In addition, Kontoor plans to file the Company’s first sustainability report in late May 2020.
Environmental Matters
We are subject to various federal, state, local and foreign laws and regulations that govern our activities, operations and products that may have adverse environmental, health and safety effects, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions. Compliance with environmental laws and regulations historically have not had a material impact on our operations, and we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in order to comply.
Governmental Regulations
We are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. Our international businesses are subject to similar laws and regulations in the countries in which they operate. Our operations also are subject to various international trade agreements and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.
Employees
We employed approximately 15,100 people as of December 28, 2019, of which approximately 3,700 were located in the U.S. In international markets, a significant percentage of employees are covered by trade sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
Backlog
The dollar amount of the Company’s order backlog as of any date may not be indicative of actual future shipments and, accordingly, is not material to an understanding of the business taken as a whole.

9 Kontoor Brands, Inc. 2019 Form 10-K

ITEM 1A. RISK FACTORS.
You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K before investing in our common stock. Our business, prospects, results of operations, financial condition or cash flows could be materially and adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.
Risks Relating to Our Business
Our revenues and profits depend on the level of consumer spending for apparel, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on us.
The success of our business depends on consumer spending on apparel, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, interest rates, consumer credit availability, unemployment, stock market performance, weather conditions, energy prices, consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where our products are sold. The current global economic environment is unpredictable, and adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on us.
The apparel industry is highly competitive, and our success depends on our ability to gauge consumer preferences and product trends, and to respond to constantly changing markets.
We compete with numerous apparel brands and manufacturers. Competition is generally based upon brand name recognition, price, design, product quality, selection, service and purchasing convenience. Some of our competitors are larger and have more resources than us in certain product categories and regions. In addition, we compete directly with the private label brands of our wholesale customers. Our ability to compete within the apparel industry depends on our ability to:

•	Anticipate and respond to changing consumer preferences and product trends in a timely manner;

•	Develop attractive, innovative and high-quality products that meet consumer needs;

•	Maintain strong brand recognition;

•	Price products appropriately;

•	Provide best-in-class marketing support and intelligence;

•	Ensure product availability and optimize supply chain efficiencies;

•	Adapt to a more digitally driven consumer landscape;

•	Produce or procure quality products on a consistent basis; and

•	Obtain sufficient retail store space and effectively present our products at retail.
Failure to compete effectively or to keep pace with rapidly changing consumer preferences, markets and product trends could have a material adverse effect on our business, financial condition and results of operations. Moreover, there are significant shifts underway in the wholesale and retail (e-commerce and retail store) channels. We may not be able to manage our brands within and across channels sufficiently, which could have a material adverse effect on our business, financial condition and results of operations.
Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.
There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions, and, as a result, we may not successfully manage inventory levels to meet our future order requirements. We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs, the sale of excess inventory at discounted prices or excess inventory held by our wholesale customers, which could have a negative impact on future sales, an adverse effect on the image and reputation of our brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, higher costs for our freight or expedited shipments, as well as damage to our reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations and financial condition.
Our business and the success of our products could be harmed if we are unable to maintain the images of our brands.
Our success to date has been due in large part to the growth of our brands’ images and our customers’ connection to our brands. If we are unable to timely and appropriately respond to changing consumer demand, including customers' desire for sustainable products, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers

Kontoor Brands, Inc 2019 Form 10-K 10

may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding us, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Actions taken by those individuals associated with our products could harm their reputations, which could adversely affect the images of our brands.
If we are unsuccessful in establishing effective advertising, marketing and promotional programs, our sales could be negatively affected.
Inadequate or ineffective advertising could inhibit our ability to maintain brand relevance and drive increased sales. Additionally, if our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, or if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our business, results of operations and financial condition.
Our profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, pressure from retailers to reduce the costs of products, changes in consumer demand and shifts to online shopping and purchasing. Customers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.
We may not succeed in our business strategy.
One of our key strategic objectives is growth. We seek to grow organically and potentially, in the future, through acquisitions. We seek to grow by expanding our share with winning customers; stretching brands to new regions, channels, and categories; managing costs; leveraging our supply chain across Kontoor Brands; and expanding our direct-to-consumer business with emphasis on our e-commerce business. However, we may not be able to grow our existing businesses. For example:

•	We may not be able to transform our model to be more consumer- and retail-centric;

•	We may not be able to expand our market share with winning customers, or our wholesale customers may encounter financial difficulties and thus reduce their purchases of our products;

•	We may not be able to expand our brands in Asia or other geographies, transform our business in certain regions or achieve the expected results from our supply chain initiatives;

•	We may not be able to successfully integrate our Wrangler® and Lee® brand platforms or achieve the expected growth, cost savings or synergies from such integration;

•	We may have difficulty recruiting, developing or retaining qualified employees;

•	We may not be able to achieve our direct-to-consumer expansion goals and manage our growth effectively;

•	We may not be able to offset rising commodity or conversion costs in our product costs with pricing actions or efficiency improvements;

•
We may have difficulty completing potential acquisitions or dispositions, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration; and

Failure to implement our strategic objectives may have a material adverse effect on our business.
A significant portion of our revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay us could substantially reduce our revenues and profits.
A small portion of our customers account for a significant portion of net revenues. Sales to our ten largest customers accounted for 53% of total net revenues in 2019, and our top customer, Walmart, accounted for 34%, 32% and 33% of our total net revenues in 2019, 2018 and 2017, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Sales to our wholesale customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of our major wholesale customers to significantly decrease the volume of products purchased from us could substantially reduce net revenues and have a material adverse effect on our financial condition and results of operations. Our larger customers generally have the scale to develop supply chains that enable them to change their buying patterns, or develop and market their own private label and other economy brands that compete with some of our products. This ability also makes it easier for them to resist our efforts to increase prices, reduce inventory levels and, potentially, discontinue our products. Many of our largest customers have already developed significant private label brands under which they design and market apparel and accessories that compete directly with our products.

11 Kontoor Brands, Inc. 2019 Form 10-K

These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. In addition, if any of our customers devote less selling space to our categories of apparel, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in our categories of apparel selling space could result in lower sales and our business, results of operations, financial condition and cash flows may be adversely affected.
We rely significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm our ability to effectively operate our business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory and manage our supply chain, and the majority of our systems are currently supplied to us by VF pursuant to the TSA associated with the Separation. We are also dependent on information technology, including the Internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization. We expect to upgrade or replace many of these systems as we transition from the TSA. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage, failure or interruption due to viruses, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our systems or the implementation of new systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of our business, including management of inventory, ordering and replenishment of products, manufacturing and distribution of products, e-commerce operations, retail business credit card transaction authorization and processing, corporate email communications and our interaction with the public on social media.
We are subject to data security and privacy risks that could negatively affect our business operations, results of operations or reputation.
In the normal course of business, we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, identity theft and user privacy. Data security attacks are increasingly sophisticated, and if unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, publish, delete or modify our private and sensitive information, including credit card information and personal information. Despite the security measures we currently have in place and our commitment to risk management practices, our facilities and systems and those of our third-party service providers may be vulnerable to, and unable to anticipate or detect, data security breaches and data loss. In addition, employees or third-party service providers may intentionally or inadvertently cause data security breaches, through failing to follow polices, trainings, or otherwise, that result in the unauthorized release of personal or confidential information. We take, and require our third-party service providers that store, process or transmit personal or sensitive information on our behalf to take, reasonable measures to protect data and comply with applicable laws related to information security and privacy. But we cannot control the efforts of third-party service providers and cannot guarantee the compliance of their systems and processes. We and our customers could suffer harm if valuable business data or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in our systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with current and new state, federal, and international laws regarding the protection and unauthorized disclosure of personal and other sensitive information such as the General Data Protection Regulation in the European Union and the California Consumer Privacy Act in California, U.S.A.. As the regulatory environment relating to information security and privacy becomes increasingly more demanding with many new requirements surrounding the handling, protection and use of personal and other sensitive information, the increased complexity in these types of laws and inherent conflicts between jurisdictions may result in our inability or failure to comply with applicable requirements, despite our focus and efforts. Any failure to comply with the laws and regulations surrounding the protection of personal information could subject us to legal and reputational risks, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.
Our business is exposed to the risks of foreign currency exchange rate fluctuations. Our hedging strategies may not be effective in mitigating those risks.
Approximately 25% of our total net revenues in 2019 are derived from markets outside the U.S. Our international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which our international businesses purchase products, incur costs or sell products. In addition, for our U.S.-based businesses, the majority of products are sourced from independent contractors or our manufacturing facilities located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of our licensing net revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
In accordance with our operating practices, we plan to hedge a significant portion of our foreign currency transaction exposures arising in the ordinary course of business to reduce risks in our cash flows and earnings. Our hedging strategy may not be effective in reducing all risks, and no hedging strategy can completely insulate us from foreign exchange risk.

Kontoor Brands, Inc 2019 Form 10-K 12

Further, our use of derivative financial instruments may expose us to counterparty risks. Although we plan to enter only into hedging contracts with counterparties having investment grade credit ratings, it is possible that the credit quality of a counterparty could be downgraded or a counterparty could default on its obligations, which could have a material adverse impact on our financial condition, results of operations and cash flows.
Our operations and earnings may be affected by legal, regulatory, political and economic risks.
Our ability to maintain the current level of operations in our existing markets and to capitalize on growth in existing and new markets is subject to legal, regulatory, political and economic risks. These include the burdens of complying with U.S. and international laws and regulations, unexpected changes in regulatory requirements and the economic uncertainty associated with the recent exit of the United Kingdom from the European Union (“Brexit”) or any other similar referendums that may be held.
Changes in regulatory, geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices. While enactment of any such change is not certain, if such changes were adopted, our costs could increase, which would reduce our earnings.
Changes to trade policy, including tariff and import/export regulations, may have a material adverse effect on our business, financial condition and results of operations.
Changes in policies governing foreign trade and manufacturing in the countries where we currently sell our products or conduct our business could adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our operations in order to adapt to or comply with any such changes.
As a result of recent policy changes of the U.S. presidential administration, there may be greater restrictions on international trade. Moreover, the new tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the United States Foreign Corrupt Practices Act, in addition to the anti-bribery, anti-corruption, and anti-money laundering laws of the foreign jurisdictions in which we operate, such as the U.K. Bribery Act. Although we implement policies and procedures designed to promote compliance with these laws and audit our third-party material suppliers and contracted manufacturing facilities, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, or allegations of such violation, could result in sanctions or other penalties and have an adverse effect on our business, reputation and operating results.
Our business and results of operations could be negatively impacted by public health crises beyond our control.
We operate facilities and sell our products across the world and we may be impacted by international public health crises beyond our control. This could disrupt our operations and negatively impact sales of our products. Our customers and suppliers also manage global operations and could experience similar disruption. For example, in December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. This situation and preventative or protective actions that governments have taken in respect of the coronavirus have resulted in a period of business disruption, including closures of stores where our products are sold, limited store operating hours, reduced customer traffic and consumer spending, labor shortages and delays in manufacturing and shipment of products and raw materials to and from China. The coronavirus has spread to a number of other countries, including the United States, and efforts to contain the spread of the coronavirus have intensified. To the extent the impact of the coronavirus continues or worsens, we may have difficulty obtaining the materials necessary for the manufacturing of our products, factories which produce our products may remain closed for sustained periods of time, and industry-wide shipment of products may be negatively impacted.
Changes in tax laws could increase our worldwide tax rate and materially affect our financial position and results of operations.
As a global business, we are subject to taxation in the U.S. and numerous foreign jurisdictions. Many jurisdictions in which we operate are currently expecting changes to their respective taxation regimes or adoption of additional regulations. Specifically, countries in the European Union and around the globe have adopted and/or proposed changes to current tax laws. Organizations such as the Organisation for Economic Co-operation and Development have published action plans that, if adopted, could increase our tax obligations in countries where we conduct business. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.

13 Kontoor Brands, Inc. 2019 Form 10-K

We may have additional tax liabilities.
As a global company, we determine our income tax liability in various tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic U.S. and international tax audits. Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition, results of operations or cash flows.
Our balance sheet includes intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in our statement of income.
Our policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. In addition, intangible assets that are being amortized are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For these impairment tests, we use various valuation methods to estimate the fair value of our business units and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference. For example, we recorded a $32.6 million non-cash impairment charge related to the Rock & Republic® trademark intangible asset in 2019. Refer to Note 7 to the Company's financial statements.
It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit or brand change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of net revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. A future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
We use third-party suppliers and manufacturing facilities worldwide for a substantial portion of our raw materials and finished products, which poses risks to our business operations.
During 2019, approximately 62% of our units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by Kontoor Brands-owned and -operated manufacturing facilities located in Mexico and Nicaragua. Any of the following could impact our ability to produce or deliver our products, or our cost of producing or delivering products and, as a result, our profitability:

•	Political or labor instability in countries where our facilities, contractors and suppliers are located;

•	Changes in local economic conditions in countries where our facilities, contractors, and suppliers are located;

•	Political or military conflict could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;

•	Disruption at domestic and foreign ports of entry could cause delays in product availability and increase transportation times and costs;

•
Heightened terrorism or security concerns could subject imported or exported goods to additional, more frequent or lengthier inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•
Decreased scrutiny by customs officials for counterfeit goods, leading to more counterfeit goods and reduced sales of our products, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;

•	Disruptions at suppliers and manufacturing or distribution facilities caused by natural and man-made disasters;

•	Disease epidemics and health-related concerns could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of our goods produced in infected areas;

•
Imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations could limit our ability to produce products in cost-effective countries that have the required labor and expertise;

•	Imposition of duties, taxes and other charges on imports; and

•	Imposition or the repeal of laws that affect intellectual property rights.
Although no single supplier and no one country is critical to our overall production needs, if we were to lose a supplier it could result in interruption of finished goods shipments to us, cancellation of orders by customers and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on our net revenues and, consequently, our results of operations.

Kontoor Brands, Inc 2019 Form 10-K 14

In addition, although we audit our third-party material suppliers and contracted manufacturing facilities and set strict compliance standards, actions by a third-party supplier or manufacturer that fail to comply could expose us to claims for damages, financial penalties and reputational harm, any of which could have a material adverse effect on our business and operations.
We are in the process of designing and implementing an Enterprise Resource Planning ("ERP") software system, which could result in operational difficulties and additional expenses.
We are in the process of designing and implementing a company-wide ERP software program and the related infrastructure to support future growth and to integrate our processes. Our ERP software program has involved, and will continue to involve, substantial expenditures on system hardware and software, as well as design, development and implementation activities. Operational disruptions during the course of these activities could materially impact our operations and adversely affect our ability to process orders, manage our inventory, ship products, provide customer support, fulfill contractual obligations or otherwise operate our business. Additionally, future cost estimates related to our new ERP software system are based on assumptions which are subject to wide variability.
Our business is subject to national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by us or by independent suppliers who manufacture products for us could have a material adverse effect on our operations and cash flows, as well as on our reputation.
Our business is subject to comprehensive national, state and local laws and regulations on a wide range of environmental, consumer protection, employment, privacy, safety and other matters. We could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. The costs of products purchased by us from independent contractors could increase due to the costs of compliance by those contractors.
Failure by us or our third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, labor and environmental standards, or related political considerations, could result in interruption of finished goods shipments to us, cancellation of orders by customers and termination of relationships. If one of our independent contractors violates labor or other laws, implements labor or other business practices or takes other actions that are generally regarded as unethical, it could jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts that may reduce demand for our merchandise. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
Fluctuations in wage rates and the price, availability and quality of raw materials, including commodity costs, and finished goods could increase costs.
Fluctuations in the price, availability and quality of fabrics such as denim, including cottons, blends, synthetics, and wools, or other raw materials used by us in our manufactured products, or of purchased finished goods, could have a material adverse effect on our cost of goods sold or our ability to meet our customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, crop yields, energy prices, weather patterns, freight rates and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. Inflation can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, we may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to our customers. This could have a material adverse effect on our results of operations, liquidity and financial condition.
We rely on a limited number of North American mills for raw material sourcing, and we may not be able to obtain raw materials on a timely basis or in sufficient quantity or quality.
We rely on a limited number of third-party suppliers for raw materials in North America. Such products may be available, in the short-term, from only one or a very limited number of sources. In 2019, approximately 76% of our raw materials were provided by our top three suppliers in North America. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for raw materials, production and quota capacity. We may experience a significant disruption in the supply of raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer due to consolidation, closure or otherwise, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards.

15 Kontoor Brands, Inc. 2019 Form 10-K

Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have a material adverse effect on our ability to meet customer demand for our products and could result in lower net revenue and income from operations both in the short and long term.
The retail industry has experienced financial difficulty that could adversely affect our business.
Recently there have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry. These events individually, and together, could materially, adversely affect our business. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers. In the future, retailers are likely to further consolidate, undergo restructurings or reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. In addition, consumers have continued to transition away from traditional wholesale retailers to large online retailers. These developments could result in a reduction in the number of stores that carry our products, an increase in ownership concentration within the retail industry, an increase in credit exposure to us or an increase in leverage by our customers over their suppliers.
Further, the global economy periodically experiences recessionary conditions with rising unemployment, reduced availability of credit, increased savings rates and declines in real estate and securities values. These recessionary conditions could have a negative impact on retail sales of apparel. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our customers experiencing financial difficulties including store closures, bankruptcies or liquidations. This could result in higher credit risk to us relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on our trade accounts receivable could have a material adverse effect on our financial condition and results of operations.
Our ability to obtain short-term or long-term financing on favorable terms, if needed, could be adversely affected by geopolitical risk and volatility in the capital markets.
Any disruption in the capital markets could limit the availability of funds or the ability or willingness of financial institutions to extend capital in the future. This could adversely affect our liquidity and funding resources or significantly increase our cost of capital. An inability to access capital and credit markets may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our failure to maintain satisfactory credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.
Any downgrades in our credit ratings by the major independent rating agencies could increase the cost of borrowing under any indebtedness we may incur. There can be no assurance that we will be able to maintain our credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position and access to capital markets.
We have debt obligations that could restrict our business and adversely impact our results of operations, financial condition or cash flows.
On May 17, 2019, the Company entered into a $1.55 billion senior secured credit facility under which it incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation. At inception, this facility consisted of a five-year $750.0 million term loan A facility (“Term Loan A”), a seven-year $300.0 million term loan B facility (“Term Loan B”) and a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto. The Credit Facilities contain certain affirmative and negative covenants customary for financings of this type, including maintenance of ratios for consolidated earnings before interest, taxes, depreciation and amortization to both consolidated debt and interest. If the Company fails to comply with any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. This debt obligation could restrict our future business strategies and could adversely impact our future results of operations, financial condition or cash flows. Additionally, the Separation increased our overall interest expense and decreased the overall debt capacity and commercial credit available to the Company.
This level of debt could have significant consequences on our future operations, including:

•	Making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•
Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable;

•
Reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	Limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	Placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Kontoor Brands, Inc 2019 Form 10-K 16

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations. We may also incur substantial additional indebtedness in the future.
In addition, any future indenture or credit agreements that we may enter into may include restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends, make certain investments, sell certain assets and enter into certain strategic transactions, including mergers and acquisitions. These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.
The loss of members of our executive management and other key employees could have a material adverse effect on our business.
We depend on the services and management experience of our executive officers and business leaders who have substantial experience and expertise in our business. The unexpected loss of services of one or more of these individuals could have a material adverse effect on us. Our future success also depends on our ability to recruit, retain and engage our personnel sufficiently. Competition for experienced and well-qualified personnel is intense and we may not be successful in attracting and retaining such personnel.
Most of the employees in our production and distribution facilities are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations.
In North America, most of our production and distribution employees are covered by various collective bargaining agreements, and outside North America, most of our production and distribution employees are covered by either industry-sponsored and/or government-sponsored collective bargaining mechanisms. Any work stoppages or other job actions by these employees could harm our business and reputation.
Our direct-to-consumer business includes risks that could have a material adverse effect on our results of operations.
We sell merchandise direct-to-consumer through our e-commerce sites. Our direct-to-consumer business is subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, (i) U.S. or international resellers purchasing merchandise and reselling it overseas outside of our control, (ii) failure of the systems that operate the stores and websites, and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (iii) credit card fraud and (iv) risks related to our direct-to-consumer distribution centers and processes. Risks specific to our e-commerce business also include (i) diversion of sales from our wholesale customers, (ii) difficulty in recreating the in-store experience through direct channels, (iii) liability for online content, (iv) changing patterns of consumer behavior and (v) intense competition from online retailers. Our failure to successfully respond to these risks might adversely affect sales in our e-commerce business, as well as damage our reputation and brands.
We may be unable to protect our trademarks and other intellectual property rights.
Our trademarks, trade names, patents, and other intellectual property rights are important to our success and our competitive position. We are susceptible to others copying our products and infringing, misappropriating or otherwise violating our intellectual property rights, especially with the shift in product mix to higher priced brands and innovative new products in recent years.
Actions we have taken to establish and protect our intellectual property rights may not be adequate to prevent copying of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the U.S. or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on our ability to enforce those rights.
Some of our brands, such as Wrangler® and Lee®, enjoy significant worldwide consumer recognition. The higher pricing of those products creates additional risk of counterfeiting and infringement, misappropriation or other violation by third parties. The counterfeiting of our products or the infringement, misappropriation or other violation of our intellectual property rights by third parties could diminish the value of our brands and adversely affect our net revenues.
The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our trademarks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the U.S. In other cases, there may be holders who have prior rights to similar trademarks.
There have been, and there may in the future be, opposition and cancellation proceedings from time to time with respect to some of our intellectual property rights. In some cases, litigation may be necessary to protect or enforce our trademarks and other intellectual property rights. Furthermore, third parties may assert intellectual property claims against us, and we may be subject to liability, required to enter into costly license agreements, if available at all, required to rebrand our products and/or prevented from selling some of our products if third parties successfully oppose or challenge our trademarks or successfully claim that we infringe, misappropriate or otherwise violate their trademarks, copyrights, patents or other intellectual property rights. Bringing or defending any such claim, regardless of merit, and whether successful or unsuccessful, could be expensive and time-consuming and have a negative effect on our business, reputation, results of operations and financial condition.

17 Kontoor Brands, Inc. 2019 Form 10-K

We are subject to the risk that our licensees may not generate expected sales or maintain the value of our brands.
During 2019, we generated $32 million in net revenues from licensing royalties. Although we generally have significant control over our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect our net revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:

•	Obtain capital;

•	Manage labor relations;

•	Maintain relationships with its suppliers;

•	Manage credit risk effectively;

•	Maintain relationships with its customers; and

•	Adhere to our Global Compliance Principles.
In addition, we rely on our licensees to help preserve the value of our brands. Although we attempt to protect our brands through approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of our licensed brands by our licensees. The misuse of a brand by a licensee, including through the marketing of products under one of our brand names that do not meet our quality standards, could have a material adverse effect on that brand and on us.
If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.
We rely on owned or independently operated distribution facilities to warehouse and ship product to our customers. Our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of our products are distributed from a relatively small number of locations, our operations could also be interrupted by earthquakes, floods, fires or other natural disasters affecting our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. Transportation of our products may be interrupted due to events such as marine disasters, bad weather or natural disasters, mechanical or electrical failures, public health crises, grounding, capsizing, fire, explosions and collisions, piracy, cyber attacks, human error and war and terrorism resulting in delays, damages or losses. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
Our revenues and cash requirements are affected by seasonality.
Our business is typically affected by seasonal trends, with a higher proportion of net revenues and operating cash flows generated during the second half of the fiscal year, which includes the back-to-school and holiday selling seasons. Poor sales in the second half of the fiscal year would have a material adverse effect on our full year operating results and cause higher inventories. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales.
We may be adversely affected by unseasonal or severe weather conditions.
Our business may be adversely affected by unseasonal or severe weather conditions. Periods of unseasonably warm weather in the fall or winter, or periods of unseasonably cool and wet weather in the spring or summer, can negatively impact retail traffic and consumer spending. In addition, severe weather events such as snowstorms or hurricanes typically lead to temporarily reduced retail traffic. Any of these conditions could result in negative point-of-sale trends for our merchandise and reduced replenishment shipments to our wholesale customers.
Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.
There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the types of apparel products that consumers purchase. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Kontoor Brands, Inc 2019 Form 10-K 18

In many countries, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers or our contract manufacturers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increases in energy, production, transportation and raw material costs, capital expenditures or insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
Risks Relating to the Separation
We may not realize the anticipated benefits from the Separation, which could harm our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to enhance strategic and management focus, provide a distinct investment identity and allow us to efficiently allocate resources and deploy capital. We may not achieve these and other anticipated benefits.
If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.
Our historical combined financial information is not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
Our historical combined financial information included in this Annual Report on Form 10-K was derived from VF’s consolidated financial statements and accounting records and are not necessarily indicative of our future results of operations, financial condition or cash flows, nor do they reflect what our results of operations, financial condition or cash flows would have been as an independent public company during the periods presented. Such historical combined financial information included in this Annual Report on Form 10-K is not necessarily indicative of our future results of operations, financial condition or cash flows primarily because of the following factors:

•
Prior to the Separation, our business was operated by VF as part of its broader corporate organization, rather than as an independent company. VF or one of its affiliates provided support for various corporate functions for us, such as information technology, shared services, medical insurance, procurement, logistics, marketing, human resources, legal, finance and internal audit;

•
Our historical combined financial results reflect the direct, indirect and allocated costs for such services historically provided by VF, and these costs may significantly differ from the comparable expenses we would have incurred as an independent company;

•
Our working capital requirements and capital expenditures historically have been satisfied as part of VF’s corporate-wide cash management and centralized funding programs, and our cost of debt and other capital may significantly differ from that which is reflected in our historical combined financial statements;

•	The historical combined financial information may not fully reflect the costs associated with the Separation, including the costs related to operating as an independent public company;

•
Our historical combined financial information does not reflect our obligations under the various transitional and other agreements we entered into with VF in connection with the Separation, though costs under such agreements are similar to what was charged to the business in the past; and

•
Historically, our business was integrated with that of VF and we benefited from VF’s size and scale in costs, employees and vendor and customer relationships. Thus, costs we incur as an independent company may significantly exceed comparable costs we would have incurred as part of VF and some of our customer relationships may be weakened or lost.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical combined financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.
VF continues to perform functions for us on a transitional basis, and we may incur significant costs to perform these functions ourselves following the transition period.
VF historically performed many important corporate functions for us, including internal audit, finance, accounting, tax, human resources, procurement, information technology, information security, supply chain, logistics, distribution, litigation management, real estate, environmental and public affairs. Following the Separation, VF continues to provide some of these services to us on a transitional basis, for a period of up to two years following the transfer of VF's assets and liabilities related to Kontoor Brands or its subsidiaries (the "Restructuring") and VF’s distribution to its shareholders of all the shares of Kontoor Brands’ common stock (the "Distribution") pursuant to a Transition Services Agreement that we entered into with VF. VF may not successfully execute all of these functions during the transition period or we may have to expend significant efforts or costs materially in excess of those estimated under the Transition Services Agreement. Any interruption in these services could have a material adverse effect on our business, results of operations, financial condition and cash flows.

19 Kontoor Brands, Inc. 2019 Form 10-K

In addition, at the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our historical combined financial statements that were incurred as a business segment of VF. We began to incur costs in the second quarter of 2019 to establish the necessary infrastructure. A significant increase in the costs of performing or outsourcing these functions could materially and adversely affect our business, results of operations, financial condition and cash flows.
The obligations associated with being a public company require significant resources and management attention.
As a result of the Separation, we are directly subject to the reporting and other requirements of the Exchange Act and the rules of the NYSE. These reporting and other obligations place significant demands on our management and our administrative and operational resources, including accounting resources, and we expect to face increased legal, tax, accounting, administrative and other costs and expenses relating to these demands that we had not incurred as a segment of VF. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our securities.
In accordance with Section 404 of the Sarbanes-Oxley Act, beginning with our second Annual Report on Form 10-K required to be filed with the SEC, our management will be required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in our annual reports, and our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls. When required, this process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal controls over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC, the NYSE or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our combined financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE, and could have a material adverse effect on our business, financial condition, prospects and results of operations.
In connection with the Separation, VF has agreed to indemnify us for certain liabilities and we have agreed to indemnify VF for certain liabilities. If we are required to act under these indemnities to VF, we may need to divert cash to meet those obligations, which could adversely affect our financial results. Moreover, the VF indemnity may not be sufficient to insure us against the full amount of liabilities for which it will be allocated responsibility, and VF may not be able to satisfy its indemnification obligations to us in the future.
Pursuant to the Separation and Distribution Agreement and other agreements with VF, VF has agreed to indemnify us for certain liabilities, and we have agreed to indemnify VF for certain liabilities. Payments that we may be required to provide under indemnities to VF are not subject to any cap, may be significant and could negatively affect our business, particularly under indemnities relating to our actions that could affect the tax-free nature of the Separation. Third parties could also seek to hold us responsible for the liabilities that VF has agreed to retain, and under certain circumstances, we may be subject to continuing contingent liabilities of VF that arise relating to our operations during the time that we were a business segment of VF, such as certain tax liabilities which relate to periods during which our taxes were reported as a part of VF; liabilities retained by VF which relate to contracts or other obligations entered into jointly by our and VF’s retained business; pension and other post-employment liabilities, including unfunded liabilities, that apply to VF, including Kontoor; environmental liabilities related to sites at which both VF and Kontoor operated; and liabilities arising from third-party claims in respect of contracts in which both VF and Kontoor supplied goods or provide services.
VF has agreed to indemnify us for certain of such contingent liabilities. While we have no reason to expect that VF will not be able to support its indemnification obligations to us, we can provide no assurance that VF will be able to fully satisfy its indemnification obligations or that such indemnity obligations will be sufficient to cover our liabilities for matters which VF has agreed to retain, including such contingent liabilities. Moreover, even if we ultimately succeed in recovering from VF any amounts for which we are indemnified, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our business, results of operations and financial condition.

Kontoor Brands, Inc 2019 Form 10-K 20

We only have limited access to the insurance policies maintained by VF for events occurring prior to the Separation and VF’s insurers may deny coverage to us under such policies.
In connection with the Separation, we entered into agreements with VF to address several matters associated with the Separation, including insurance coverage. The Separation and Distribution Agreement provides that Kontoor Brands no longer has insurance coverage under VF insurance policies in connection with events occurring before, as of or after the Distribution, other than coverage for (i) events occurring prior to the Distribution and covered by occurrence-based policies of VF as in effect as of the Distribution and (ii) events or acts occurring prior to the Distribution and covered by claims-made policies of VF as in effect as of the Distribution. However, VF’s insurers may deny coverage to us for losses associated with occurrences prior to the Separation. Accordingly, we may be required to temporarily or permanently bear the costs of such lost coverage. Additionally, claims for losses associated with occurrences prior to the Separation may result in a substantial increase in our insurance premiums.
Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in VF.
Because of their current or former positions with VF, some of our directors and executive officers own shares of VF common stock and / or have options to acquire shares of VF common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for VF or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between VF and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies.
We potentially could have received better terms from unaffiliated third parties than the terms we received in our agreements with VF.
The agreements we entered into with VF in connection with the Separation were negotiated while we were still part of VF’s business. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent Board of Directors or a management team independent of VF. The terms of the agreements negotiated in the context of the Separation relate to, among other things, the allocation of assets, intellectual property, liabilities, rights and other obligations between VF and us, and arm’s-length negotiations between VF and an unaffiliated third-party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third-party. For example, we agreed to license back to a subsidiary of VF, on a royalty-free basis, all of the intellectual property (other than trademarks) transferred to us in connection with the Separation for use throughout VF’s business, even if such intellectual property is not currently used in VF’s business, and this intellectual property may be used to compete against us in the future.
If the Restructuring and Distribution, together with certain related transactions, do not qualify as transactions that are tax-free for U.S. federal income tax purposes or non-U.S. tax purposes, VF and/or holders of VF common stock could be subject to significant tax liability.
It is intended that the Distribution, together with certain related transactions, will qualify as a tax-free “reorganization” within the meaning of Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code") and a tax-free distribution within the meaning of Section 355 of the Code. The consummation of the Separation and the related transactions was conditioned upon the receipt of opinions of certain of our tax advisers to the effect that such transactions would qualify for this intended tax treatment. In addition, it is intended that the Restructuring steps will qualify as transactions that are tax-free for U.S. federal income tax and applicable non-U.S. tax purposes. The opinions relied on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and the opinions would not be valid if such representations, assumptions and undertakings were incorrect. Notwithstanding the opinions, the IRS could determine that the Distribution should be treated as a taxable transaction for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings that were relied on for the opinions are false or have been violated, if it disagrees with the conclusions in the opinions, or for other reasons, including as a result of significant changes in the stock ownership of VF or us after the Distribution.
If the Restructuring and Distribution fail to qualify for tax-free treatment, for any reason, VF and/or holders of VF common stock would be subject to substantial U.S. and/or applicable non-U.S. taxes as a result of the Restructuring, Distribution and certain related transactions, and we could incur significant liabilities under applicable law or as a result of the Tax Matters Agreement.
We are subject to significant restrictions on our actions in order to avoid triggering significant tax-related liabilities.
The Tax Matters Agreement generally prohibits us from taking certain actions that could cause the Distribution and certain related transactions to fail to qualify as tax-free transactions, including:

•
During the two-year period following the date of the Distribution (or otherwise pursuant to a “plan” within the meaning of Section 355(e) of the Code), we may not cause or permit certain business combinations or transactions to occur;

•	During the two-year period following the date of the Distribution, we may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the Code);

21 Kontoor Brands, Inc. 2019 Form 10-K

•
During the two-year period following the date of the Distribution, we may not sell or otherwise issue our common stock, other than pursuant to issuances that satisfy certain regulatory safe harbors set forth in Treasury regulations related to stock issued to employees and retirement plans;

•
During the two-year period following the date of the Distribution, we may not redeem or otherwise acquire any of our common stock, other than pursuant to open-market repurchases of less than 20% of our common stock (in the aggregate);

•
During the two-year period following the date of the Distribution, we may not amend our articles of incorporation (or other organizational documents) or take any other action, whether through a shareholder vote or otherwise, affecting the voting rights of our common stock; and

•
More generally, we may not take any action that could reasonably be expected to cause the Separation and certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes or for non-U.S. tax purposes.

If we take any of the actions above and such actions result in tax-related losses to VF, we generally will be required to indemnify VF for such tax-related losses under the Tax Matters Agreement. Due to these restrictions and indemnification obligations under the Tax Matters Agreement, we may be limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligation to VF might discourage, delay or prevent a change of control that our shareholders may consider favorable.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject.
Prior to the Separation, our financial results were included within the consolidated results of VF, and we were not directly subject to reporting and other requirements of the Exchange Act. As a result of the Separation, we are directly subject to reporting and other obligations of the Exchange Act. These and other obligations place significant demands on our management, administrative, and operational resources, including accounting and information technology resources. To comply with these requirements, we are in the process of duplicating information technology infrastructure, implementing additional financial and management controls, reporting systems and procedures and hiring additional accounting, finance, tax, treasury and information technology staff. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business could be harmed.
Risks Relating to Our Common Stock
As a new public company, the market price and trading volume of our common stock may be volatile and shareholders may not be able to resell their shares at or above the initial market price of our common stock following the Separation.
An active trading market may not be sustained for our common stock, and we cannot predict the prices at which our common stock will trade. The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:

•	Fluctuations in our quarterly or annual earnings results or those of other companies in our industry;

•	Failures of our operating results to meet the estimates of securities analysts or the expectations of our shareholders, or changes by securities analysts in their estimates of our future earnings;

•	Announcements by us or our customers, suppliers or competitors;

•	Changes in market valuations or earnings of other companies in our industry;

•	Changes in laws or regulations which adversely affect our industry or us;

•	General economic, industry and stock market conditions;

•	Future significant sales of our common stock by our shareholders or the perception in the market of such sales;

•	Future issuances of our common stock by us; and

•	The other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
The trading market for our common stock may also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or

Kontoor Brands, Inc 2019 Form 10-K 22

more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
Provisions in our amended and restated articles of incorporation and amended and restated bylaws and certain provisions of North Carolina law could delay or prevent a change in control of Kontoor Brands.
The existence of certain provisions of our amended and restated articles of incorporation and amended and restated bylaws and North Carolina law could discourage, delay or prevent a change in control of Kontoor Brands that a shareholder may consider favorable. These include provisions:

•	Providing for a classified Board of Directors until our annual meeting of shareholders held in 2023;

•	Providing that our directors may be removed by our shareholders only for cause while our Board is classified;

•	Providing that the removal of our directors with or without cause after our Board is de-classified must be approved by the holders of at least 80% of the voting power of Kontoor Brands;

•	Providing the right to our Board of Directors to issue one or more classes or series of preferred stock without shareholder approval;

•
Authorizing a large number of shares of stock that are not yet issued, which would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us;

•	Prohibiting shareholders from calling special meetings of shareholders or taking action by written consent;

•
Establishing advance notice and other requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted on by shareholders at our annual shareholder meetings; and

•	Requiring the affirmative vote of the holders of at least 80% of the voting power of Kontoor Brands to approve certain business combinations.
We believe these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in our and our shareholders’ best interests.
Our amended and restated articles of incorporation designate North Carolina as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us and limit the market price of our common stock.
Pursuant to our amended and restated articles of incorporation, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the North Carolina Business Court (or another state or federal court located in North Carolina, if a dispute does not qualify for designation to the North Carolina Business Court or the North Carolina Business Court otherwise lacks jurisdiction) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers or other employees to us or our shareholders; (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of North Carolina law or our amended and restated articles of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us or any director or officer or other employee of ours relating to the internal affairs doctrine. Our amended and restated articles of incorporation further provide that if an action described in the preceding sentence is filed in a court other than as specified above in the name of any shareholder, such shareholder is deemed to have consented to (i) personal jurisdiction before any state or federal court located in North Carolina, as appropriate, in connection with any action brought in any such court to enforce our amended and restated articles of incorporation and (ii) having service of process made upon such shareholder in any such action by service upon such shareholder’s counsel in the action as agent for such shareholder. The forum selection clause in our amended and restated bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us and limit the market price of our common stock.
Shareholders' percentage ownership in Kontoor Brands may be diluted in the future.
In the future, shareholders' percentage ownership in Kontoor Brands may be diluted because of equity issuances for acquisitions, strategic investments, capital market transactions or otherwise, including equity awards that we grant to our directors, officers and employees. Our compensation committee intends to grant additional equity awards to our employees. These awards would have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we plan to issue additional equity awards to our employees under our employee benefits plans.
In addition, our amended and restated articles of incorporation authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other rights, and such qualifications, limitations or restrictions as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant

23 Kontoor Brands, Inc. 2019 Form 10-K

holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend, distribution or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.
Our common stock is and will be subordinate to all of our future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.
Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any class or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders.
We cannot assure shareholders that our Board of Directors will declare dividends in the foreseeable future.
While we currently return capital to shareholders through quarterly cash dividends, our Board of Directors may not declare dividends in the future or may decrease the amount of a dividend as compared to a prior period. The declaration and amount of any future dividends will be determined and subject to authorization by our Board of Directors and will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy and the terms of our outstanding indebtedness, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant. We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, including as a result of the risks described herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

Kontoor Brands, Inc 2019 Form 10-K 24

ITEM 2. PROPERTIES.
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate ten manufacturing-related facilities and eight distribution centers around the world. Our global headquarters are located in Greensboro, North Carolina, and house our various sales, marketing and corporate business functions.
The following table presents our principal properties as of December 28, 2019:

Location	Approximate Square Feet	Use	Owned or Leased
Greensboro, North Carolina	140,000	Global Headquarters	Owned
Hong Kong, China	44,000	Office/Sourcing Hub	Leased
Panama City, Panama	8,000	Sourcing Hub	Leased
Antwerp, Belgium	38,000	Office	Leased
Reading, Pennsylvania	25,000	Office	Leased
Shanghai, China	13,000	Office	Leased
Mexico City, Mexico	13,000	Office	Leased
Mocksville, North Carolina	503,000	Distribution Center	Owned
Hackleburg, Alabama	443,000	Distribution Center	Owned
Seminole, Oklahoma	394,000	Distribution Center	Owned
El Paso, Texas	385,000	Distribution Center	Leased
Luray, Virginia	435,000	Distribution Center	Owned
Prague, Czech Republic	275,000	Distribution Center	Leased
Mexico City, Mexico	162,000	Distribution Center	Leased
Bangalore, India	116,000	Distribution Center	Leased
Acanceh, Mexico	306,000	Manufacturing Facility	Owned
Torreon, Mexico	304,000	Manufacturing Facility	Owned
Izamal, Mexico	93,000	Manufacturing Facility	Owned
Tekax, Mexico	92,000	Manufacturing Facility	Owned
LaRosita, Mexico	90,000	Manufacturing Facility	Owned
San Pedro, Mexico	88,000	Manufacturing Facility	Owned
San Antonio del Coyote, Mexico	88,000	Manufacturing Facility	Owned
Managua, Nicaragua	126,000	Manufacturing Facility	Leased
San Marcos, Nicaragua	118,000	Manufacturing Facility	Leased
Masatepe City, Nicaragua	108,000	Manufacturing Facility	Leased
As of December 28, 2019, we operated 129 retail stores across the Americas, EMEA and APAC regions. Retail stores are typically leased under operating leases and include renewal options.
We believe that all of our facilities, whether owned or leased, are well maintained and in good operating condition and expect they will accommodate our ongoing and foreseeable business needs.

ITEM 3. LEGAL PROCEEDINGS.
There are no pending material legal proceedings, other than ordinary, routine litigation and claims incidental to the business, to which Kontoor or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

25 Kontoor Brands, Inc. 2019 Form 10-K

PART II

ITEM 5. MARKET FOR KONTOOR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock
Kontoor’s Common Stock is listed on the NYSE under the symbol “KTB”. Kontoor began to trade as a standalone public company on May 23, 2019. As of February 28, 2020, there were 2,892 holders of record of our Common Stock.
Dividend Policy
Quarterly dividends of Kontoor Brands, Inc. Common Stock, when declared, are paid on or about the 20th day of March, June, September and December.
Stock Performance Graph
The following graph compares the cumulative total shareholder return of Kontoor's Common Stock with that of the S&P 500 Index and the S&P 1500 Apparel, Accessories & Luxury Goods Sub Industry Index (“S&P 1500 Apparel Index”) for the period from May 7, 2019 (the effective date of the registration of KTB Common Stock) to December 28, 2019. The graph assumes that $100.00 was invested on May 9, 2019 (first day of trading activity) and all dividends and other distributions were reinvested through the last trading day of fiscal 2019. Past performance is not necessarily indicative of future performance.

Cumulative Total Return

Company / Index	May 9, 2019	December 28, 2019
Kontoor Brands, Inc.	$100.00	$108.13
S&P 500 Index	100.00	111.19
S&P 1500 Apparel Index	100.00	104.46
Recent Sales of Unregistered Securities
There were no sales of unregistered securities in the fourth quarter of 2019.
Issuer Purchases of Equity Securities
There were no purchases of our own equity securities in the fourth quarter of 2019, except for approximately 39,700 shares withheld to settle employee tax withholding related to vesting of awards.

Kontoor Brands, Inc 2019 Form 10-K 26

ITEM 6. SELECTED FINANCIAL DATA.
The following table presents our selected historical financial information as of and for each of the years in the five-year period ended December 28, 2019.
We derived the selected historical financial data as of December 28, 2019 and December 29, 2018, and for each of the years in the three-year period ended December 28, 2019, from our audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K. In addition, we derived the selected historical data as of December 30, 2017 and for the year ended December 31, 2016 from our audited combined financial statements included in our Registration Statement on Form 10. We derived the selected historical financial data as of December 31, 2016, and as of and for the year ended January 2, 2016, from our unaudited combined financial information that is not included in this Annual Report on Form 10-K. In management’s opinion, the unaudited combined financial information has been prepared on the same basis as our audited combined financial statements and includes all adjustments necessary for a fair statement of the information for the periods presented.
Our historical audited combined financial statements and our unaudited combined financial information through the date of Separation included certain VF expenses that were charged to us for certain centralized functions and programs provided and administered by VF. In addition, a portion of VF's total corporate expenses was allocated to such financial statements. Refer to Note 1 to the Company's financial statements for additional information on the carve-out basis of accounting. These costs may not be representative of the actual costs to operate as a standalone public company. In addition, our historical financial information did not reflect any expected changes as a result of the Separation, including changes in financing, operations, cost structure and personnel needs of our business. Consequently, the financial information included here may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial condition, results of operations and cash flows would have been had we been a standalone public company for all periods presented.
The selected historical financial data presented below should be read in conjunction with our audited consolidated and combined financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(Dollars and shares in thousands, except per share amounts)	2019	2018	2017	2016	2015
Summary of Operations
Net revenues	$2,548,839	$2,763,998	$2,830,106	$2,926,464	$3,008,776
Operating income (1)	168,290	333,042	357,418	408,698	506,025
Net income (1) (2)	96,654	263,073	116,191	315,030	376,802
Earnings per common share - basic (3)	$1.71	$4.64	$2.05	$5.56	$6.65
Earnings per common share - diluted (3)	$1.69	$4.64	$2.05	$5.56	$6.65
Dividends per share (4)	$1.12	$—	$—	$—	$—
Dividend payout ratio (4)	65.8%	—%	—%	—%	—%
Financial Position (5)
Working capital (6)	$499,053	$1,324,374	$935,125	$864,815	$846,776
Current ratio	2.3	3.1	2.5	2.4	2.3
Total assets (6)	$1,517,156	$2,458,465	$2,126,410	$2,158,292	$2,083,809
Long-term debt, less current maturities (7)	913,269	—	—	—	—
Equity (8)	69,257	1,723,452	1,357,893	1,392,847	1,327,722
Debt to total capital ratio (9)	93.0%	13.6%	16.8%	16.5%	17.1%
Other Statistics
Operating margin	6.6%	12.0%	12.6%	14.0%	16.8%
Cash provided (used) by operations (2) (10)	$777,788	$(96,303)	$168,601	$323,952	$297,904
Capital expenditures	22,679	21,038	25,584	27,575	23,583
Software purchases	14,807	1,663	879	570	1,560

(1)
We recorded a non-cash impairment charge of $32.6 million related to the Rock & Republic® trademark intangible asset in 2019. During 2019 and 2018, we recorded restructuring and separation charges of $83.1 million and $28.6 million, respectively. During 2017 and 2016, we recorded restructuring charges of $9.5 million and $21.6 million, respectively. Restructuring charges were not significant in 2015.

(2)
During 2019, we recorded $35.7 million of interest due to borrowings on the Company's credit facilities established with the Separation. During 2017, we recorded a $136.7 million provisional tax charge related to the impact of the Tax Cuts and Jobs Act (the "Tax Act"), of which $110.6 million related to the transition tax and was deemed settled in cash with VF at December 2017.

(3)
The computation of basic and diluted earnings per share ("EPS") is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. On May 22, 2019, the Separation was effected through a pro-rata distribution of one share of the Company's common stock for every seven shares of VF common stock held at the close of business on the record date of May 10, 2019. As a result, on May 23, 2019, the Company had 56,647,561 shares of common stock outstanding. This share

27 Kontoor Brands, Inc. 2019 Form 10-K

amount was utilized for the calculation of basic and diluted earnings per share for all periods presented through the Separation date. After the Separation date, actual outstanding shares are used to calculate both basic and diluted weighted average number of common shares outstanding.

(4)
Dividend payout ratio is defined as dividends per share divided by earnings per diluted share. During 2019, the Company paid $63.6 million of dividends to its shareholders related to our first two quarterly cash dividends of $0.56 per share.

(5)
We adopted the accounting standard on leases in the first quarter of 2019, which resulted in a cumulative adjustment of $2.7 million to increase former parent investment within equity. We adopted the accounting standard on revenue recognition in the first quarter of 2018, which resulted in a cumulative adjustment of $3.0 million to increase former parent investment within equity. We early adopted the accounting standard on intra-entity transfers in the first quarter of 2017, which resulted in a cumulative adjustment of $70.2 million to former parent investment within equity and reduction in other assets in the balance sheet at January 1, 2017.

(6)	Fluctuations in working capital and total assets are related to balances due from and to former parent, all of which were settled at the Separation date.

(7)
On May 17, 2019, the Company entered into a $1.55 billion senior secured credit facility under which it incurred $1.05 billion of indebtedness, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation. During 2019, the Company made $127.0 million of total principal payments, which included optional prepayments. Unamortized original issue discount and debt issuance costs totaled $9.7 million at December 2019.

(8)
Represents Kontoor stockholders’ equity as a standalone public company since May 23, 2019 and former parent investment (capital contributions and earnings from operations less dividends) in Kontoor and accumulated other comprehensive income for 2015 through the Separation date.

(9)
Total capital is defined as equity plus long-term and short-term debt. Short-term debt includes short-term borrowings and former parent notes payable. With the exception of December 2019, former parent notes payable approximated $269.1 million in all years presented.

(10)
Cash used by operations in 2018 was adversely impacted by a $323.3 million reduction in cash proceeds from settlement of the intercompany sale to VF of certain of the Company's trade accounts receivable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Special Note On Forward-Looking Statements” included in Part I of this Annual Report on Form 10-K.
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, produces, procures, markets and distributes apparel primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in Europe and Asia, through department, specialty, company-operated, concession retail and independently operated partnership stores and online. VF Outlet™ stores carry Wrangler® and Lee® branded products, as well as merchandise that is specifically purchased for sale in these stores.
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
On May 17, 2019, the Company incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation.
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2019, December 2018 and December 2017 correspond to the 52-week fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.
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
The Company’s financial statements for the period from May 23, 2019 through December 28, 2019 were based on the reported results of Kontoor Brands, Inc. as a standalone company. This results in a lack of comparability between periods in the statements of income, primarily in selling, general and administrative expenses. Effective with the Separation, the Company began implementing business model changes, which included the exit of unprofitable markets in Europe, the transition of our former Central and South America

Kontoor Brands, Inc 2019 Form 10-K 28

("CASA") region to a licensed model and the discontinuation of certain transactions with VF. Thus, certain revenues and costs presented in the carve-out statements of income did not continue after the Separation. Additionally, the Company's balance sheet at December 2019 includes only the assets and liabilities associated with the entities that transferred at the Separation, some of which are different from those that were reported on a carve-out basis at December 2018.
References to foreign currency amounts for the years ended December 2019 and December 2018 herein reflect the changes in foreign exchange rates from the years ended December 2018 and December 2017, respectively, and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Business Overview
As a newly formed standalone public company as of May 22, 2019, we have worked to stabilize, position and streamline our presence around the world, and our active, strategic brand management has positioned us favorably for long-term success. As part of a centralized approach to our global business, our management team is providing global oversight for their respective business functions, including supply chain, digital, direct-to-consumer and strategy, while seeking to ensure that we maintain our worldwide presence and regional approach. We have undergone transformational change to improve operational performance, address internal and external factors and set the stage for long-term profitable growth. We have launched significant cost-savings initiatives during 2019 as we began to refine a global go-to-market approach that will sustain our long-term commitment to total shareholder return. The Company is focused on growing our three strategic channels, with higher rates of growth anticipated in our Non-U.S. Wholesale channel as we pursue a broader set of products, channels and geographic opportunities for the Wrangler® and Lee® brands, and in the digital platforms of our global Branded Direct-to-Consumer channel. The U.S. Wholesale channel will continue to receive our full focus and commitment, but with slower anticipated rates of growth than the Non-U.S. Wholesale and global Branded Direct-to-Consumer channels. Additionally, we have made significant investments during 2019 to support the design and implementation of a global ERP system that will continue into 2020 and 2021.
During 2019, both prior to and after the Separation we have pursued global initiatives related to business model changes, restructuring programs and costs incurred to effect the Separation and establish ourselves as a standalone public company ("Separation costs"), which have and will continue to result in improved profitability. These initiatives have included exiting unprofitable markets in Europe and South America, the transition of our former CASA region to a licensed model, streamlining and right-sizing supply chain operations including the closure of three owned manufacturing facilities in Mexico, streamlining our global organizational structure including a redesign of our commercial organization in the U.S. and Asia, and relocating the Lee® brand’s North American headquarters to Greensboro, North Carolina. Subsequent to the Separation, the Company has continued to service commercial arrangements with VF, which include sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018, none of which will continue in 2020. We will continue to implement proactive strategic quality-of-sales programs to improve efficiencies throughout the organization, such as exiting unprofitable points of distribution, including select channels in India, changing business models and rationalizing underperforming styles.
Focusing on our near- to medium-term business strategy, we are focused on optimizing our business and accelerating our performance in fundamental areas, including margin expansion and cash flow generation. Longer term, we are focused on accelerating revenue generation and additional strategic actions to fuel and sustain long-term performance and our competitive advantage around the world. We anticipate opportunities to further enhance our value-creation ability through investment in our core business. Our primary areas of financial focus during 2020 will be to (i) continue aggressive pay-down of debt; (ii) provide for a superior dividend yield; and (iii) implement technology solutions to enable global efficiency.
Additionally, we continue to monitor the COVID-19 coronavirus situation and the potential impact on our global operations. In terms of supply chain impacts, there are currently no material disruptions in either manufacturing or sourcing of materials.

HIGHLIGHTS OF THE YEAR ENDED DECEMBER 2019

•	Net revenues decreased 8% to $2,548.8 million compared to the year ended December 2018, driven by decreases in all segments and a 1% unfavorable impact from foreign currency.

•
U.S. Wholesale revenues decreased 4% compared to the year ended December 2018, primarily due to the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018, proactive quality-of-sales initiatives and reduced sales of certain lower margin lines of business. These declines were partially offset by growth in our U.S. digital wholesale business. The U.S. Wholesale net revenues represented 63% of total revenues in the current year.

•
International revenues decreased 15% compared to the year ended December 2018, due to a 5% unfavorable impact from foreign currency and declines in the Non-U.S. Wholesale channel primarily driven by strategies actioned by the Company in 2019, which included the exit of unprofitable points of distribution in India, strategic actions to exit direct operations in underperforming

29 Kontoor Brands, Inc. 2019 Form 10-K

countries in Europe and South America and business model changes. International revenues represented 25% of total revenues in the current year.

•
Branded Direct-to-Consumer revenues decreased 5% on a global basis compared to the year ended December 2018, primarily due to business model changes actioned by the Company in 2019 and a 3% unfavorable impact from foreign currency. These declines were partially offset by 16% growth in the U.S. digital business through our owned e-commerce sites. The global Branded Direct-to-Consumer channel represented 11% of total revenues in the current year.

•
Gross margin decreased 90 basis points to 39.4% compared to the year ended December 2018. Gross margin was negatively impacted by approximately 140 basis points during the current year due to business model changes, restructuring programs and Separation costs, partially offset by favorable channel mix in the current year.

•
Selling, general & administrative expenses as a percentage of revenues increased 320 basis points. Business model changes, restructuring programs and Separation costs negatively impacted the current year by approximately 300 basis points. The remaining increase as a percentage of net revenues was primarily driven by deleverage of fixed costs on lower revenues.

•
Net income decreased 63% to $96.7 million compared to the year ended December 2018, primarily due to the business results discussed above and a $32.6 million ($25.2 million after-tax) non-cash impairment of the Rock & Republic® trademark intangible asset during the current year.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated and Combined Statements of Income
The following table presents a summary of the changes in net revenues for the years ended December 2019 and December 2018:

(In millions)	2019 Compared to 2018	2018 Compared to 2017
Net revenues — prior year	$2,764.0	$2,830.1
Operations	(178.6)	(61.5)
Impact of foreign currency	(36.6)	(4.6)
Net revenues — current year	$2,548.8	$2,764.0
2019 Compared to 2018
Net revenues decreased 8% due to declines in the Wrangler and Lee segments, as well as declines in the Other category. These declines were primarily due to proactive quality-of-sales initiatives including business model changes and exits of select markets, programs and points of distribution, the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018, reduced sales of certain lower margin lines of business, the discontinuation of manufacturing for VF and a 1% unfavorable impact from foreign currency. The declines were partially offset by growth in our U.S. digital wholesale partners and owned e-commerce sites.
2018 Compared to 2017
Net revenues decreased 2% primarily due to declines in the Wrangler and Lee segments. These declines were primarily due to a number of global macroeconomic challenges that primarily impacted our wholesale channels, which were partially offset by strength in our direct-to-consumer business. Both our U.S. Wholesale and Non-U.S. Wholesale channels declined in 2018 compared to 2017. The U.S. Wholesale channel was unfavorably impacted in 2018 by the continued effects of a key customer’s inventory de-stocking decision, along with door closures following the bankruptcy of a major U.S. retailer in the fourth quarter of 2018. This decline was partially offset by strong growth with our digital wholesale partners and growth in other key brick & mortar retail accounts. Our Non-U.S. Wholesale channel was adversely affected by foreign exchange impacts from the highly inflationary economy in Argentina, as well as inventory reduction decisions by certain retailers in the non-US Americas region and the ongoing effects of the economic demonetization in India. Our Branded Direct-to-Consumer channel continued to grow, driven by the performance of our own websites.
Additional details on 2019, 2018 and 2017 revenues are provided in the section titled “information by reportable segment.”
The following table presents components of the Company's statements of income as a percent of total net revenues:

	2019	2018	2017
Gross margin (net revenues less cost of goods sold)	39.4%	40.3%	41.4%
Selling, general and administrative expenses	31.5%	28.3%	28.8%
Non-cash impairment of intangible asset	1.3%	—%	—%
Operating income	6.6%	12.0%	12.6%

Kontoor Brands, Inc 2019 Form 10-K 30

2019 Compared to 2018
Gross margin decreased 90 basis points. Business model changes, restructuring programs and Separation costs negatively impacted the current year by approximately 140 basis points. This decrease was partially offset by the impact of favorable channel mix in the current year.
Selling, general and administrative expenses as a percentage of revenues increased 320 basis points. Business model changes, restructuring programs and Separation costs negatively impacted the current year by approximately 300 basis points. The remaining increase as a percentage of net revenues was primarily driven by deleverage of fixed costs on lower revenues.
Non-cash impairment of intangible asset reflects a $32.6 million impairment of the Rock & Republic® trademark recorded in August 2019. There were no intangible asset impairments in 2018.
The effective income tax rate was 28.5% for the year ended December 2019 compared to 22.6% for the year ended December 2018. The 2019 effective income tax rate included a net discrete tax expense of $3.8 million, comprised of $3.5 million of tax expense primarily related to an increase in unrecognized tax benefits and interest, $2.1 million of net tax expense related to recording valuation allowances on beginning balance deferred tax assets at the date of Separation and the impact of a corresponding change in assertion on unremitted earnings, $1.9 million of tax expense related to adjustments to tax balances transferred from former parent at the Separation and $3.7 million of tax benefit related to stock compensation. The $3.8 million of net discrete tax expense in 2019 increased the effective income tax rate by 2.8% compared to an increase of 1.4% for discrete items in 2018.
Without discrete items, the effective income tax rate for the year ended December 2019 increased 4.5%, primarily due to losses incurred in certain foreign jurisdictions and the tax impacts of GILTI, partially offset by favorable changes in our jurisdictional mix of earnings. Our effective income tax rate for foreign operations was 20.1% and 17.2% for the years ended December 2019 and December 2018, respectively.
2018 Compared to 2017
Gross margin decreased 110 basis points. Increased manufacturing labor, overhead and product costs negatively impacted the year ended December 2018, and was partially offset by favorable pricing, the benefit of facility closures and a mix shift toward higher margin products. Additionally, restructuring charges were higher in 2018 due to the exit of a manufacturing facility.
Selling, general and administrative expenses as a percentage of revenues decreased 50 basis points. 2018 was impacted by lower advertising spend following the timing of strategic investments in late 2017 to improve our brand messaging, lower compensation-related costs associated with reduced headcount and a reduction in costs allocated to us by VF due to being a smaller portion of VF’s total operating results in 2018. These decreases were partially offset by higher restructuring charges for severance costs related to ongoing efforts to enhance our cost efficiency and profitability, Separation transaction costs to advisors, attorneys and other third parties that were not incurred in 2017, as well as an increase in the non-service components of net periodic pension costs.
Income taxes decreased $166.0 million during the year ended December 2018 compared to the year ended December 2017 primarily due to the transitional impact of the Tax Act that resulted in a provisional net charge of $136.7 million during the fourth quarter of 2017.
The effective income tax rate was 22.6% for the year ended December 2018 compared to 67.6% for the year ended December 2017. The effective income tax rate was substantially lower in 2018 when compared to 2017 primarily due to the discrete tax expense associated with the Tax Act recorded in 2017. The Tax Act reduced the federal tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. As part of the legislation, U.S. companies were required to pay a tax on historical earnings generated offshore that had not been repatriated to the U.S. Additionally, revaluation of deferred tax asset and liability positions at the lower federal base rate of 21% was required. The transitional impact of the Tax Act resulted in a provisional net charge of $136.7 million during the fourth quarter of 2017. This amount was primarily comprised of $110.6 million related to the transition tax and $19.4 million of tax expense related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. Other provisional charges of $6.7 million were primarily related to establishing a deferred tax liability for foreign withholding and state taxes on unremitted foreign earnings.
The 2018 effective income tax rate included a net discrete tax expense of $4.8 million, comprised of $5.5 million of net tax expense related to the Tax Act, $2.4 million of net tax expense related to unrecognized tax benefits and interest and $3.1 million of tax benefit related to stock compensation. The $4.8 million net discrete tax expense in 2018 increased the effective income tax rate by 1.4% compared to an increase of 36.2% for discrete items in 2017.
Without discrete items, the effective income tax rate for the year ended December 2018 decreased 10.2%, primarily due to the impact of the Tax Act, including a lower U.S. corporate income tax rate that was effective beginning January 1, 2018. Our effective income tax rate for foreign operations was 17.2% and 19.3% for the years ended December 2018 and December 2017, respectively.

31 Kontoor Brands, Inc. 2019 Form 10-K

Information by Business Segment
Management at each of the brands has direct control over and responsibility for corresponding net revenues and operating income, hereinafter termed "segment revenues" and "segment profit," respectively. Our management evaluates operating performance and makes investment and other decisions based on segment revenues and segment profit. Common costs for certain centralized functions are allocated to the segments as discussed in Note 3 to the Company's financial statements.
The following tables present a summary of the changes in segment revenues and segment profit for the years ended December 2019 and December 2018:
Segment Net Revenues

(In millions)	Wrangler	Lee	Total
Segment revenues — 2017	$1,619.3	$1,005.8	$2,625.1
Operations	(7.0)	(51.1)	(58.1)
Impact of foreign currency	(10.1)	5.5	(4.6)
Segment revenues — 2018	$1,602.2	$960.2	$2,562.4
Operations	(66.8)	(58.6)	(125.4)
Impact of foreign currency	(17.3)	(19.3)	(36.6)
Segment revenues — 2019	$1,518.1	$882.3	$2,400.4
Segment Profit

(In millions)	Wrangler	Lee	Total
Segment profit — 2017	$280.3	$107.2	$387.5
Operations	(17.9)	(18.6)	(36.5)
Impact of foreign currency	3.6	4.1	7.7
Segment profit — 2018	$266.0	$92.7	$358.7
Operations	(63.3)	(22.9)	(86.2)
Impact of foreign currency	12.3	(1.6)	10.7
Segment profit — 2019	$215.0	$68.2	$283.2
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Year Ended December			Percent Change

(Dollars in millions)	2019	2018	2017	2019	2018
Segment revenues	$1,518.1	$1,602.2	$1,619.3	(5.2)%	(1.1)%
Segment profit	$215.0	$266.0	$280.3	(19.2)%	(5.1)%
Operating margin	14.2%	16.6%	17.3%
2019 Compared to 2018
Global revenues for the Wrangler® brand decreased 5%, driven by declines in all channels.

•
Revenues in the Americas region decreased 4%, primarily due to a 2% decrease in U.S. wholesale revenues resulting from reduced sales of certain lower margin lines of business and the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018. Non-U.S. Americas wholesale revenues decreased 32%, primarily due to business model changes in the CASA region and a 5% unfavorable impact from foreign currency.

•
Revenues in the APAC region decreased 29%, primarily due to results in India which reflected the economic impact of demonetization and our exit of certain unprofitable points of distribution, as well as a 3% unfavorable impact from foreign currency.

•	Revenues in the EMEA region decreased 13%, primarily due to business model changes and a 5% unfavorable impact from foreign currency.

Kontoor Brands, Inc 2019 Form 10-K 32

Operating margin decreased to 14.2% compared to 16.6% for 2018, primarily due to higher product costs, unfavorable mix driven by lower international sales, higher restructuring and Separation costs as well as business model changes in 2019.
2018 Compared to 2017
Global revenues for the Wrangler® brand decreased 1% due to declines in non-U.S. wholesale and branded direct-to-consumer revenues, offset by growth in U.S. wholesale revenues.

•
Revenues in the Americas region were flat due to declines in non-U.S. wholesale and branded direct-to-consumer revenues, offset by growth in U.S. wholesale revenues. Branded brick & mortar revenues in the Americas region decreased, primarily due to declines in sales through our VF OutletTM stores, offset by growth in our owned websites. The U.S. Wholesale channel increase was attributable to strong growth with our digital wholesale partners and growth in certain key brick & mortar retail accounts. Revenues in the non-U.S. Americas region decreased 16% due to declines in wholesale and branded brick & mortar revenues, primarily due to a 13% unfavorable impact from foreign currency related to the highly inflationary economy in Argentina.

•
Revenues in the APAC region decreased 4%, primarily due to declines in wholesale revenues associated with the ongoing effects of economic demonetization in India and a 3% unfavorable impact from foreign currency.

•
Revenues in the EMEA region decreased 2%, primarily due to declines in wholesale and branded direct-to-consumer revenues attributed to door closures and an unseasonably warm summer weather pattern, partially offset by a 4% favorable impact from foreign currency.

Operating margin decreased to 16.6% compared to 17.3% for 2017, primarily due to higher restructuring costs related to severance, additional strategic investments in our direct-to-consumer business and product development costs, all of which resulted in reduced expense leverage on lower revenues in 2018.
Lee

	Year Ended December			Percent Change

(Dollars in millions)	2019	2018	2017	2019	2018
Segment revenues	$882.3	$960.2	$1,005.8	(8.1)%	(4.5)%
Segment profit	$68.2	$92.7	$107.2	(26.4)%	(13.5)%
Operating margin	7.7%	9.7%	10.7%
2019 Compared to 2018
Global revenues for the Lee® brand decreased 8%, driven by declines in all channels.

•
Revenues in the Americas region decreased 6%, primarily due to a 7% decrease in U.S. wholesale revenues resulting from the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018 and reduced sales in certain lower margin lines of business. Non-U.S. Americas revenues decreased 13%, primarily due to business model changes in the CASA region and a 2% unfavorable impact from foreign currency.

•
Revenues in the APAC region decreased 7%, primarily due to a 4% unfavorable impact from foreign currency and results in India which reflected the economic impact of demonetization and our exit of certain unprofitable points of distribution.

•	Revenues in the EMEA region decreased 16%, primarily due to business model changes, softer European demand and a 5% unfavorable impact from foreign currency.
Operating margin decreased to 7.7% compared to 9.7% for 2018, primarily due to higher product costs, unfavorable mix driven by lower international sales, higher restructuring and Separation costs as well as business model changes in 2019.
2018 Compared to 2017
Global revenues for the Lee® brand decreased 5%, driven by declines in U.S. wholesale revenues, which were partially offset by growth in branded direct-to-consumer revenues.

•
Revenues in the Americas region decreased 9%, primarily due to declines in U.S. wholesale revenues. The U.S. Wholesale channel was adversely impacted by a key customer’s inventory destocking decision related to our Lee® Riders® brand, as well as door closures following bankruptcy filings by a limited number of key retailers. This decline was partially offset by strong growth in our sales through our VF OutletTM stores. Revenues in the non-U.S. Americas region decreased 14%, primarily due to declines in wholesale revenues related to inventory reductions at a key retailer and a 4% unfavorable impact from foreign currency, led by the highly inflationary economy in Argentina.

33 Kontoor Brands, Inc. 2019 Form 10-K

•
Revenues in the APAC region decreased 1%, primarily due to declines in wholesale revenues that were adversely affected by higher product returns related to a market transition in a key market, partially offset by growth in branded direct-to-consumer revenues led by our concessions business and a 1% favorable impact from foreign currency.

•
Revenues in the EMEA region were flat, primarily due to growth in wholesale revenues and a 4% favorable foreign currency impact, offset by declines in our branded direct-to-consumer revenues driven by door closures and an unseasonably warm summer weather pattern.

Operating margin decreased to 9.7% compared to 10.7% for 2017, primarily due to higher manufacturing labor, overhead and product costs, while selling, general and administrative expenses remained flat on lower revenues in 2018.
Other
In addition, we report an "Other" category for purposes of a reconciliation of segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of the aggregation criteria. Other includes sales of third-party branded merchandise at VF Outlet™ stores, sales and licensing of Rock & Republic® branded apparel, and sales of products manufactured for third-parties. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments discussed above. The Other category also includes transactions with VF for pre-Separation activities, none of which will continue going forward. These transactions include sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.

	Year Ended December			Percent Change

(Dollars in millions)	2019	2018	2017	2019	2018
Revenues	$148.5	$201.6	$205.0	(26.3)%	(1.7)%
Profit (loss)	$2.8	$—	$(0.8)	*	*
Operating margin	1.9%	—%	(0.4)%
*Calculation not meaningful.
2019 Compared to 2018
Other revenues decreased 26% as transactions with VF for pre-Separation activities decreased to $22.6 million compared to $51.0 million during 2018. In addition, VF Outlet™ store revenues decreased 12% compared to 2018 as a result of a decrease in comparable store sales and total square footage.
2018 Compared to 2017
Other revenues decreased 2% primarily due to a 12% decrease in our VF OutletTM store revenues resulting from exiting unprofitable doors and underperforming categories, partially offset by revenues generated from fulfilling a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018 and increased sales to VF. Total sales to VF increased to $51.0 million compared to $45.5 million in 2017. Our profit and operating margin improvement was primarily due to the margin earned on fulfilling the Nautica® transition services agreement.

Reconciliation of Segment Profit to Income Before Income Taxes
For purposes of preparing these financial statements on a carve-out basis, corporate and other expenses included the Company's allocation of a portion of VF's total corporate expenses through the Separation date of May 22, 2019. For the period from May 23, 2019 through the end of 2019, the Company incurred corporate and other expenses as a standalone public company. Refer to Note 3 to the Company's financial statements for additional information on the Company's methodology for allocating these costs.

Kontoor Brands, Inc 2019 Form 10-K 34

The costs below are necessary to reconcile total segment profit to income before taxes. These costs are excluded from segment profit as they are managed centrally and are not under control of brand management.

	Year Ended December			Percent Change

(Dollars in millions)	2019	2018	2017	2019	2018
Total reportable segment profit	$283.2	$358.7	$387.5	(21.0)%	(7.4)%
Non-cash impairment of intangible asset (1)	(32.6)	—	—	*	*
Corporate and other expenses	(90.1)	(30.9)	(32.7)	191.6%	(5.4)%
Interest income from former parent, net	3.8	7.7	3.4	(50.6)%	129.5%
Interest expense	(35.8)	(1.2)	(1.3)	*	(7.7)%
Interest income	3.9	5.7	3.0	(31.6)%	90.0%
Profit (loss) related to other revenues	2.8	—	(0.8)	*	*
Income before income taxes	$135.2	$340.0	$359.1	(60.2)%	(5.3)%
(1) Represents an impairment charge in the third quarter of 2019 related to the Rock & Republic® trademark. See Note 7 to the Company's financial statements.
* Calculation not meaningful.
2019 Compared to 2018
Non-cash impairment of intangible asset reflects a $32.6 million impairment of the Rock & Republic® trademark recorded in August 2019. There were no intangible asset impairments in 2018.
Corporate and other expenses increased $59.2 million, due to Separation costs, an increase in general corporate costs required to operate as a standalone public company and expenses associated with implementation of the Company's global enterprise resource planning system.
Interest income from former parent, net decreased $3.9 million as all notes to and from former parent were settled in connection with the Separation from VF.
Interest expense increased $34.6 million, primarily due to borrowings on the Company's credit facilities established with the Separation.
2018 Compared to 2017
Corporate and other expenses declined slightly, due to the $3.9 million decrease in the allocation of VF’s corporate expenses to us being partially offset by $2.3 million in Separation transaction costs.
Interest income from former parent, net increased $4.4 million primarily due to increased interest income from an approximate 110 basis point increase in the average interest rate in effect on our related party notes receivable balances, partially offset by increased interest expense due to an approximate 70 basis point increase in the average interest rate in effect on our related party notes payable balances in 2018 compared to 2017.

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
As a standalone public company, our ability to fund our operating needs is dependent upon our ability to continue to generate positive cash flow from operations and maintain our debt financing on acceptable terms. Based upon our history of generating positive cash flows from operations, we believe that we will be able to support our short-term liquidity needs as well as any future liquidity and capital requirements through the combination of cash flows from operations, available cash balances and borrowing capacity from our revolving credit facility. In the event that the aforementioned sources of liquidity need to be augmented, additional cash requirements would likely be financed through the additional issuance of debt or equity securities subject to any restrictions under the Tax Matters Agreement; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, if required, in future periods.

35 Kontoor Brands, Inc. 2019 Form 10-K

At December 2019, we had $106.8 million in cash and cash equivalents. We anticipate utilizing cash flows from operations to support continued investments in our brands, talent and capabilities, growth strategies, dividend payments to shareholders and repayment of our debt obligations over time. Management believes that our cash balances and funds provided by operating activities, along with existing borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt incurred in connection with the Separation, (ii) adequate liquidity to fund capital expenditures and planned dividend payouts and (iii) flexibility to meet investment opportunities that may arise.
On May 17, 2019, we incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation. This debt obligation could restrict our future business strategies and could adversely impact our future results of operations, financial condition or cash flows. Additionally, the Separation increased our overall interest expense and decreased the overall debt capacity and commercial credit available to the Company. Refer to Note 10 to the Company's financial statements for additional information regarding the Company's credit facilities, including financial covenants and interest rates thereunder, and borrowing limits and availability as of December 2019. During 2019, the Company made $127.0 million of principal payments related to this debt obligation, including optional repayments. As a result of these optional repayments, the Company is not required to make mandatory principal payments on long-term debt until June 2021.
At December 2019 and 2018, the Company had $47.8 million and $35.9 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either us or the banks. Total outstanding balances under these arrangements were $1.1 million and $3.2 million at December 2019 and 2018, respectively, all of which are letters of credit and non-interest bearing to the Company.
During 2019, the Company paid $63.6 million of dividends to its shareholders. On February 18, 2020, the Board of Directors declared a regular quarterly cash dividend of $0.56 per share of the Company's Common Stock, payable on March 20, 2020, to shareholders of record at the close of business on March 10, 2020. The Company intends to continue to pay cash dividends in future periods. The declaration and amount of any future dividends will be determined and subject to authorization by our Board of Directors and will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.
We currently expect capital expenditures to range from $55.0 million to $70.0 million in 2020, primarily to support our implementation of a global ERP system.
The following table presents our cash flows during the periods:

(In millions)	Year Ended December

Cash provided (used) by:	2019	2018	2017
Operating activities	$777.8	$(96.3)	$168.6
Investing activities	483.9	11.3	(57.6)
Financing activities	(1,252.1)	106.3	(119.8)
Operating Activities
Cash flow provided by operating activities is dependent on the level of our net income, adjustments to net income and changes in working capital. During 2019, cash provided by operating activities increased $874.1 million as compared to 2018, primarily due to the settlement of amounts due to and from former parent related to the Company's sale of trade accounts receivable arrangement with VF, partially offset by a decrease in net income attributable to operating results. During 2018, cash provided by operating activities decreased $264.9 million as compared to 2017, primarily due to $323.3 million lower cash proceeds from settlement of amounts due to and from former parent related to the Company's sale of trade accounts receivable with VF, partially offset by an increase in net income attributable to operating results and changes in other working capital.
Refer to Note 4 to the Company's financial statements for additional information on sales of trade accounts receivable to VF.
Investing Activities
During 2019, cash provided by investing activities increased $472.6 million, primarily due to the collection of notes receivable from former parent in connection with the Separation. During 2018, cash provided by investing activities increased $68.9 million, primarily due to receipt of $29.8 million from VF for repayment of amounts advanced to VF in 2017, resulting in a $59.6 million cash flow improvement.
Financing Activities
During 2019, cash provided by financing activities decreased $1.4 billion, primarily due to net transfers to former parent and the repayment of notes payable to former parent in connection with the Separation. The Company also made principal payments of $127.0 million on long-term debt obligations and paid $63.6 million of dividends to our shareholders in 2019. These cash disbursements were partially offset by $1.05 billion in proceeds from the issuance of long-term debt in 2019.

Kontoor Brands, Inc 2019 Form 10-K 36

During 2018, cash provided by financing activities increased $226.1 million, primarily due to a decrease in net transfers to VF.
Contractual Obligations
The following table presents our estimated material contractual obligations and other commercial commitments at December 2019, and the future periods in which such obligations are expected to be settled in cash:

		Payment Due or Forecasted by Year
	Total	2020	2021	2022	2023	2024	Thereafter
(In thousands)
Recorded liabilities:
Long-term debt (1)	$923,000	$—	$25,000	$37,500	$37,500	$600,000	$223,000
Other (2)	89,569	11,524	5,908	4,246	4,535	2,815	60,541
Operating leases (3)	91,685	36,711	22,261	11,979	8,938	5,222	6,574
Unrecorded commitments:
Interest payment obligations (4)	189,179	37,797	37,606	36,432	35,122	23,736	18,486
Minimum royalty payments (5)	2,200	950	950	100	100	100	—
Inventory obligations (6)	347,720	347,720	—	—	—	—	—
Other obligations (7)	118,674	56,041	28,055	7,722	6,107	3,289	17,460
	$1,762,027	$490,743	$119,780	$97,979	$92,302	$635,162	$326,061

(1)	Long-term debt consists of mandatory principal payments on long-term debt.

(2)
Other recorded liabilities represent payments due for other long-term liabilities in the balance sheet related to deferred compensation and other employee-related benefits and other liabilities. These amounts are based on historical and forecasted cash outflows. Amounts exclude liabilities for unrecognized income tax benefits and deferred income taxes.

(3)
Operating leases represent required minimum lease payments during the noncancelable lease term. Most real estate leases also require payments of related operating expenses such as taxes, insurance and utilities, which are not included above.

(4)
Interest payment obligations represent estimated future interest payments on floating rate long-term debt and are estimated based on interest rates in effect as of December 2019 and the remaining term of the debt. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the financial statements.

(5)
Minimum royalty payments represent obligations under license agreements to use trademarks owned by third parties and include required minimum advertising commitments. Actual payments could exceed related minimum royalty obligations.

(6)
Inventory obligations represent binding commitments to purchase raw materials, contract production and finished products that are payable upon delivery of the inventory. This obligation excludes the amount included in accounts payable at December 2019 related to inventory purchases.

(7)
Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending and (iii) advertising. The Company is party to a 10-year power purchase agreement to procure electricity generated from renewable energy sources to meet a portion of electricity needs for certain facilities in Mexico (including our manufacturing plants). Other obligations include total purchase commitments of $33.3 million over the contract term which is included in other obligations above.

We had other financial commitments at December 2019 that are not included in the above table but may require the use of funds under certain circumstances:

•
$32.6 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the above table because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if we were to fail to meet our other obligations.

•	Purchase orders for goods or services in the ordinary course of business are not included in the above table because they represent authorizations to purchase rather than binding commitments.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the Company's financial statements included elsewhere in this Annual Report on Form 10-K.

37 Kontoor Brands, Inc. 2019 Form 10-K

The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, we may retain outside specialists to assist in impairment testing of goodwill and intangible assets. Several of the estimates and assumptions we are required to make relate to future events and are therefore, inherently uncertain, especially as it relates to events outside of our control. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
We believe the following accounting policies involve the most significant management estimates, assumptions and judgments used in preparation of the financial statements or are the most sensitive to change from outside factors. The selection and application of the Company’s critical accounting policies and estimates are periodically discussed with the Audit Committee of the Board of Directors.
Long-Lived Assets, Including Intangible Assets and Goodwill
Testing of Property, Plant and Equipment for Impairment
Our policy is to review property, plant and equipment assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We test for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent, by comparing the carrying value to the estimated undiscounted cash flows expected to be generated by the asset. If the forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, a fair value analysis must be performed, and an impairment charge is recorded if there is an excess of the asset’s carrying value over its estimated fair value.
When testing property, plant and equipment for potential impairment, management uses the income-based discounted cash flow method using the estimated cash flows of the respective asset or asset group. The estimated undiscounted cash flows of the asset or asset group through the end of its useful life are compared to its carrying value. If the undiscounted cash flows of the asset or asset group exceed its carrying value, there is no impairment charge. If the undiscounted cash flows of the asset or asset group are less than its carrying value, the estimated fair value of the asset or asset group is calculated based on the discounted cash flows using the reporting unit’s weighted average cost of capital (“WACC”), and an impairment charge is recognized for the difference between the estimated fair value of the asset or asset group and its carrying value.
Testing of Indefinite-Lived Intangible Assets and Goodwill for Impairment
Our policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. As part of our annual impairment testing, we may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If management’s assessment of these qualitative factors indicates that it is not more likely than not that the fair value of the intangible asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the intangible asset or reporting unit must be quantitatively tested for impairment.
•Indefinite-Lived Intangible Assets — An indefinite-lived intangible asset is quantitatively tested for possible impairment by comparing the estimated fair value of the asset to its carrying value. Fair value of an indefinite-lived trademark is based on an income approach using the relief-from-royalty method. Under this method, forecasted net revenues for products sold with the trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership), and the estimated fair value is calculated as the present value of those forecasted royalties avoided by owning the trademark. The discount rate is based on the reporting unit’s WACC that considers market participant assumptions, plus a spread that factors in the risk of the intangible asset. The royalty rate is selected based on consideration of (i) royalty rates included in active license agreements, if applicable, (ii) royalty rates received by market participants in the apparel industry and (iii) the current performance of the reporting unit. If the estimated fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the estimated fair value of the trademark is less than its carrying value, an impairment charge would be recognized for the difference.
•Rock & Republic® Trademark Intangible Asset Impairment Analysis — The Rock & Republic® brand has an exclusive wholesale distribution and licensing arrangement that covers all branded apparel, accessories and other merchandise. As of June 30, 2018, management performed a quantitative impairment analysis of the Rock & Republic® trademark intangible asset to determine if the carrying value was recoverable. This testing was determined to be necessary due to management's expectation that certain customer contract terms would be modified as it related to exclusivity of specific product lines to continue under the contract, which was considered a triggering event. Based on the analysis performed, management concluded that the trademark intangible asset did not require further testing as the undiscounted cash flows exceeded the carrying value of $49.0 million.
During the third quarter of 2019, management determined that the exclusive domestic wholesale distribution and licensing agreement of the Rock & Republic® brand would not be extended as previously expected. This was considered a triggering event that required management to perform a quantitative impairment analysis of the Rock & Republic® trademark intangible asset as of August 2019. Based on this analysis, the Company recorded a $32.6 million non-cash impairment charge which was reflected within "non-cash impairment of intangible asset" in the Company's statement of income during the third quarter of 2019. The Company did not incur any

Kontoor Brands, Inc 2019 Form 10-K 38

impairment charges during 2018. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.
It is possible that management’s conclusion regarding the recoverability of the intangible asset could change in future periods as there can be no assurance that the estimates and assumptions used in the analysis as of August 2019 will prove to be accurate predictions of the future.
•Goodwill — Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a reporting unit to its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by segment management.
For goodwill impairment testing, we estimate the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit’s forecasted future cash flows that are discounted to present value using the reporting unit’s WACC as discussed above. For the market-based approach, management uses both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of net revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and net revenue / EBITDA data from target companies deemed similar to the reporting unit.
Based on the range of estimated fair values developed from the income and market-based methods, we determine the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, we calculate the impairment loss as the difference between the carrying value of the reporting unit and the estimated fair value.
The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which we operate and conditions in the capital markets, many of which are outside of management’s control. At the reporting unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit’s strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management’s estimates and assumptions regarding:

•	Annual cash flows, on a debt-free basis, arising from future net revenues and profitability, changes in working capital, capital spending and income taxes for at least a ten-year forecast period.

•
A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit and economic conditions.

•
A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from comparable companies and the cost of debt for investment grade issuers. In addition, the discount rate may consider any company-specific risk in achieving the prospective financial information.

Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of our reporting units.
Annual Impairment Testing
Management performs its annual goodwill and indefinite-lived intangible asset impairment testing as of the fourth quarter of each fiscal year. Management performed a qualitative impairment assessment for all reporting units and indefinite-lived trademark intangible assets, as discussed below in the “Qualitative Impairment Assessment” section. We did not record any impairment charges in 2019 or 2018 related to results of our annual impairment testing. Refer to the Rock & Republic® Impairment Analysis section above for additional information on results of testing performed by management in response to a triggering event identified in the third quarter of 2019.
Qualitative Impairment Assessment
For all reporting units, we elected to perform a qualitative impairment assessment to determine whether it is more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. We considered relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit and indefinite-lived trademark operates, (v) macroeconomic conditions, including discount rate changes and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on the results of the qualitative impairment assessment, we concluded that it was not more likely than not that the carrying values of the goodwill and indefinite-lived trademark intangible assets were greater than their fair values, and that further quantitative impairment testing was not necessary.

39 Kontoor Brands, Inc. 2019 Form 10-K

Management’s Use Of Estimates and Assumptions
Management made its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that our conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of net revenues and EBITDA.
A future impairment charge for goodwill or intangible assets could have a material effect on our financial position and results of operations.
Income Taxes
As a global company, Kontoor is subject to income taxes and files income tax returns in over 50 U.S. and foreign jurisdictions each year. The Company’s U.S. operations and certain of its non-U.S. operations historically have been included in the tax returns of VF or its subsidiaries that may not have been part of the spin-off transaction. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities. The Company makes an ongoing assessment to identify any significant exposure related to increases in tax rates in the jurisdictions in which the Company operates.
The calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and significant management judgment. The Company’s income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. The Company has reviewed all issues raised upon examination, as well as any exposure for issues that may be raised in future examinations. The Company has evaluated these potential issues under the “more-likely-than-not” standard of the accounting literature. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized. Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. Income tax expense could be materially affected to the extent Kontoor prevails in a tax position or when the statute of limitations expires for a tax position for which a liability for unrecognized tax benefits or valuation allowances have been established, or to the extent Kontoor is required to pay amounts greater than the established liability for unrecognized tax benefits. The Company does not currently anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.
Kontoor has $9.6 million of gross deferred income tax assets related to operating loss carryforwards, and $9.3 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that the Company will not be able to generate sufficient taxable income to offset losses during the carryforward periods, the Company records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, the Company would record an adjustment to income tax expense in that future period.
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment; however, in response to the complexities and ambiguity surrounding the Tax Act, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC has provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allows companies to recognize provisional amounts when reasonable estimates can be made for the impacts resulting from the Tax Act. The Company has finalized accounting for the Tax Act during the one-year measurement period, as detailed below.
During the fourth quarter of 2017, we recognized a provisional charge of $136.7 million primarily comprised of $110.6 million related to the transition tax and $19.4 million of tax expense related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. The transition tax was treated consistently with other taxes payable (i.e., deemed settled and reflected within former parent investment). Other provisional charges of $6.7 million were primarily related to establishing a deferred tax liability for foreign withholding and state taxes on unremitted earnings.
Kontoor finalized its accounting for the Tax Act during the one-year measurement period under SAB 118, and recognized additional net charges of $5.5 million in 2018, primarily comprised of $5.7 million of charges related to the transition tax, additional tax benefits of $1.5 million related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%, and other charges of $1.3 million related to establishing a deferred tax liability for foreign withholding taxes.
The Tax Act also created a new minimum tax called the base erosion and anti-abuse tax (“BEAT”), a provision that taxes U.S. allocated expenses (e.g., interest and general administrative expenses), a tax on global intangible low-tax income (“GILTI”) from foreign operations, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, a new limitation on deductible interest expense, and limitations on the deductibility of certain employee compensation. Under GAAP, companies may make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement

Kontoor Brands, Inc 2019 Form 10-K 40

of deferred taxes. The Company completed its analysis related to this accounting policy election and made the election to treat the taxes resulting from GILTI as a component of current income tax expense, consistent with the treatment prior to the accounting policy election. We presently do not expect to be subject to the minimum tax imposed by BEAT provisions.

Recently Issued and Adopted Accounting Standards
Refer to Note 1 to the Company's financial statements included elsewhere in this Annual Report on Form 10-K for discussion of recently issued and adopted accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to risks in the ordinary course of business. Management regularly assesses and manages exposures to these risks through operating and financing activities and, when appropriate, by taking advantage of natural hedges. Potential risks are discussed below.
Insured Risks
The Company is self-insured for a significant portion of its employee medical, workers’ compensation, property and general liability exposures, and purchases from highly-rated commercial carriers to cover other risks, including property and umbrella, and to establish stop-loss limits on self-insurance arrangements.
Cash and Equivalents Risks
We had $106.8 million of cash and equivalents at the end of 2019. Management continually monitors the credit ratings of the financial institutions with whom we conduct business. Similarly, management monitors the credit quality of cash equivalents.
Deferred Compensation and Related Investment Security Risks
Kontoor sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Certain of the Company’s employees participate in this plan. Kontoor has purchased publicly traded mutual funds and a separately managed fixed-income fund in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities. The increases and decreases in deferred compensation liabilities are offset by corresponding increases and decreases in the market value of Kontoor’s investments, resulting in an insignificant net exposure to operating results and financial position.
Interest Rate Risks
The Company's debt outstanding under the senior secured credit facility bears interest at variable interest rates plus applicable spreads. In addition, the funding fees charged by the financial institution for the trade accounts receivable sale program are also based on underlying variable interest rates. The Company uses derivative financial instruments to mitigate some of these exposures to the volatility in interest rates. However, changes in interest rates would also affect interest income earned on Kontoor’s cash equivalents. Additionally, any changes in regulatory standards or industry practices, such as the contemplated transition away from LIBOR, may result in higher reference interest rates for our variable-rate debt. Based on the year end 2019 balances of debt outstanding, sold trade accounts receivable and cash equivalents, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $4.4 million.
Foreign Currency Exchange Rate Risks
We are a global enterprise subject to the risk of foreign currency fluctuations. Approximately 25% of our net revenues in 2019 were generated in international markets. Most of our foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where we have operations, there is a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Management hedges certain of the Company's foreign currency transactions and may hedge investments in certain foreign operations.
The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. The Company monitors net foreign currency market exposures and enters into derivative contracts with external counterparties to hedge certain foreign currency accounts payable and accounts receivable transactions.
Kontoor's practice is to buy or sell foreign currency exchange contracts that cover up to 80% of foreign currency exposures for periods of up to 24 months. Currently, the Company uses only foreign exchange forward contracts but may use options or collars in the future. This use of financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on Kontoor’s cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the transactions being hedged.
For cash flow hedging contracts outstanding at December 2019, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of 2019, it would result in a change in fair value of those contracts of approximately $21.0 million.

41 Kontoor Brands, Inc. 2019 Form 10-K

However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
Counterparty Risks
We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative hedging instruments. To manage this risk, we have established counterparty credit guidelines and only enter into derivative transactions with financial institutions that have ‘A minus/A3’ investment grade credit ratings or better. Kontoor continually monitors the credit rating of, and limits the amount hedged with, each counterparty. Additionally, management utilizes a portfolio of financial institutions to minimize exposure to potential counterparty defaults and adjusts positions as necessary.
Commodity Price Risks
We are exposed to market risks for the pricing of cotton, wool and other materials, which we either purchase directly or in a converted form such as fabric, including denim. To manage risks of commodity price changes, management negotiates prices in advance when possible. We have not historically managed commodity price exposures by using derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for information required by this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), Kontoor's management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of Kontoor’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 28, 2019, Kontoor’s disclosure controls and procedures were effective to (1) ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports it files with the SEC within the required time periods and (2) accumulate and communicate this information to management, including its Chief Executive and Chief Financial Officers, to allow timely decisions regarding this disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the SEC for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In periods prior to the Separation, we relied on financial information and resources provided by VF to manage certain aspects of our business. Following the Separation, several areas of our internal control over financial reporting have changed. New corporate and oversight functions have been implemented in the areas of investor relations, communications, payroll and benefits, stock administration, financial reporting, tax, legal, human resources, and treasury, including insurance and risk management, to address corporate-level activities previously performed by VF and to meet all regulatory requirements for a standalone public company. Apart from the foregoing changes, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Not applicable.

Kontoor Brands, Inc 2019 Form 10-K 42

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 of this Part III is included under the captions “Proposal No. 1—Election of Directors,” “Information About Our Executive Officers,” “Corporate Governance—Code of Conduct,” “Corporate Governance—Board Committees—Audit Committee” and “Delinquent Section 16(a) Reports” (to the extent reported therein) in Kontoor’s 2020 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 28, 2019, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 of this Part III is included under the captions “Corporate Governance—Talent and Compensation Committee Interlocks and Insider Participation," "Director Compensation” and “Executive Compensation” in Kontoor’s 2020 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 28, 2019, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 of this Part III is included under the captions "Executive Compensation—2019 Equity Compensation Plan Information Table" and “Security Ownership of Certain Beneficial Owners and Management” in Kontoor’s 2020 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 28, 2019, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by Item 13 of this Part III is included under the captions “Proposal No. 1—Election of Directors,” "Corporate Governance—Related Person Transactions Policy" and "Corporate Governance—Director Independence" in Kontoor's 2020 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 28, 2019, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by Item 14 of this Part III is included under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in Kontoor’s 2020 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 28, 2019, which information is incorporated herein by reference.

43 Kontoor Brands, Inc. 2019 Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial statements:
2. Financial statement schedules:

PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	91
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
3. Exhibits:

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

4.1*	Description of Securities

10.1	Tax Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.2	Transition Services Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.3	VF Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.4	Kontoor Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.5	Employee Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on May 23, 2019)

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

Kontoor Brands, Inc 2019 Form 10-K 44

10.11
Change in Control Agreement by and between Laurel Krueger and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.12	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.13	Kontoor Brands, Inc. 2019 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.14	Kontoor Brands Executive Deferred Savings Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.15	Kontoor Brands Executive Deferred Savings Plan II (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.16	Kontoor Brands 401(k) Savings Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 20, 2019)

10.17	Form of Non-Qualified Stock Option Certificate (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.18
Form of Non-Qualified Stock Option Certificate for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.19	Form of Award Certificate for Performance-Based Restricted Stock Units (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.20
Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.21	Form of Award Certificate for Restricted Stock Units (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.22	Form of Award Certificate for Restricted Stock (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.23	Kontoor Brands, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

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

10.26
Kontoor Brands, Inc. Mid-Term Incentive Plan, a subplan under the Stock Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.27
Form of Award Certificate for Restricted Stock Units (2019 Launch Form) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.28
Form of Award Certificate for Performance-Based Restricted Stock Units (Converted Awards Form) (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.29
Form of Award Certificate for Performance-Based Restricted Stock Units (2019 Launch Form) (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

21*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

45 Kontoor Brands, Inc. 2019 Form 10-K

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.
None.

Kontoor Brands, Inc 2019 Form 10-K 46

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONTOOR BRANDS, INC.

March 10, 2020	By:	/s/ Scott H. Baxter
Scott H. Baxter President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Scott H. Baxter, Rustin Welton and Laurel Krueger, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 2020:

Signature	Capacity

/s/ Scott H. Baxter	President, Chief Executive Officer and Director
Scott H. Baxter	(Principal Executive Officer)

/s/ Rustin Welton	Executive Vice President and Chief Financial Officer
Rustin Welton	(Principal Financial Officer)

/s/ Denise Sumner	Vice President and Chief Accounting Officer
Denise Sumner	(Principal Accounting Officer)

/s/ Robert K. Shearer	Chairman of the Board
Robert K. Shearer

/s/ Kathleen S. Barclay	Director
Kathleen S. Barclay

/s/ Richard T. Carucci	Director
Richard T. Carucci

/s/ Juliana L. Chugg	Director
Juliana L. Chugg

/s/ Shelley Stewart, Jr.	Director
Shelley Stewart, Jr.

/s/ Rich Williams	Director
Rich Williams

47 Kontoor Brands, Inc. 2019 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kontoor Brands, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kontoor Brands, Inc. and its subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2019, including the related notes and the accompanying schedule of valuation and qualifying accounts for each of the three years in the period ended December 28, 2019 listed in the index appearing under Item 15(a)2. (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 10, 2020

We have served as the Company’s auditor since 2018.

Kontoor Brands, Inc. 2019 Form 10-K 48

KONTOOR BRANDS, INC.
Consolidated and Combined Balance Sheets

(In thousands, except share amounts)	December 2019	December 2018
ASSETS
Current assets
Cash and equivalents	$106,808	$96,776
Accounts receivable, net of allowance for doubtful accounts of $11,852 and $10,549 at December 2019 and December 2018, respectively	228,459	252,966
Due from former parent, current	—	547,690
Notes receivable from former parent	—	517,940
Inventories	458,101	473,812
Prepaid expenses and other current assets	84,235	52,014
Total current assets	877,603	1,941,198
Due from former parent, noncurrent	—	611
Property, plant and equipment, net	132,192	138,449
Operating lease assets	86,582	—
Intangible assets, net	17,293	53,059
Goodwill	212,836	214,516
Deferred income taxes	79,551	42,891
Other assets	111,099	67,741
TOTAL ASSETS	$1,517,156	$2,458,465
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$1,070	$3,215
Accounts payable	147,347	134,129
Due to former parent, current	—	16,140
Notes payable to former parent	—	269,112
Accrued liabilities	194,744	194,228
Operating lease liabilities, current	35,389	—
Total current liabilities	378,550	616,824
Operating lease liabilities, noncurrent	54,746	—
Deferred income taxes	2,459	2,679
Other liabilities	98,875	115,510
Long-term debt	913,269	—
Commitments and contingencies
Total liabilities	1,447,899	735,013
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at December 2019 and 2018	—	—
Common Stock, no par value; shares authorized, 600,000,000; 56,811,198 shares outstanding at December 2019 and no shares outstanding at December 2018	—	—
Additional paid-in capital	150,673	—
Former parent investment	—	1,868,634
Accumulated deficit	(1,718)	—
Accumulated other comprehensive loss	(79,698)	(145,182)
Total equity	69,257	1,723,452
TOTAL LIABILITIES AND EQUITY	$1,517,156	$2,458,465

See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2019 Form 10-K - 49

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Income

	Year Ended December

(In thousands, except per share amounts)	2019	2018	2017
Net revenues	$2,548,839	$2,763,998	$2,830,106
Costs and operating expenses
Cost of goods sold	1,544,465	1,649,435	1,658,144
Selling, general and administrative expenses	803,448	781,521	814,544
Non-cash impairment of intangible asset	32,636	—	—
Total costs and operating expenses	2,380,549	2,430,956	2,472,688
Operating income	168,290	333,042	357,418
Interest income from former parent, net	3,762	7,738	3,372
Interest expense	(35,787)	(1,173)	(1,263)
Interest income	3,931	5,740	2,984
Other expense, net	(5,002)	(5,269)	(3,358)
Income before income taxes	135,194	340,078	359,153
Income taxes	38,540	77,005	242,962
Net income	$96,654	$263,073	$116,191
Earnings per common share
Basic	$1.71	$4.64	$2.05
Diluted	$1.69	$4.64	$2.05
Weighted average shares outstanding
Basic	56,688	56,648	56,648
Diluted	57,209	56,648	56,648

See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2019 Form 10-K 50

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Comprehensive Income

	Year Ended December

(In thousands)	2019	2018	2017
Net income	$96,654	$263,073	$116,191
Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during the period	3,167	(22,700)	26,682
Income tax effect	—	—	(1,076)
Defined benefit pension plans
Current period deferred actuarial losses	(2,010)	—	—
Income tax effect	767	—	—
Derivative financial instruments
Gains arising during the period	1,729	—	—
Income tax effect	21	—	—
Reclassification to net income for gains realized	(7,380)	—	—
Income tax effect	706	—	—
Total other comprehensive income (loss), net of related taxes	(3,000)	(22,700)	25,606
Comprehensive income	$93,654	$240,373	$141,797

See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2019 Form 10-K - 51

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Cash Flows

	Year Ended December

(In thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$96,654	$263,073	$116,191
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	30,760	31,035	33,628
Stock-based compensation	23,844	14,894	13,021
Provision for doubtful accounts	5,988	6,484	4,571
Deferred income taxes	(4,174)	1,501	36,490
Non-cash impairment of intangible asset	32,636	—	—
Other	2,442	3,790	905
Changes in operating assets and liabilities:
Accounts receivable	24,971	(17,743)	(36,389)
Inventories	9,682	(45,757)	22,069
Due from former parent	548,301	(326,075)	(14,523)
Accounts payable	31,923	(37,598)	4,147
Income taxes	4,033	6,328	(3,308)
Accrued liabilities	23,273	53,071	5,612
Due to former parent	(16,065)	(22,524)	(20,296)
Other assets and liabilities	(36,480)	(26,782)	6,483
Cash provided (used) by operating activities	777,788	(96,303)	168,601
INVESTING ACTIVITIES
Capital expenditures	(22,679)	(21,038)	(25,584)
Software purchases	(14,807)	(1,663)	(879)
Amounts advanced for notes receivable from former parent	—	—	(29,800)
Collection of notes receivable from former parent	517,940	29,800	—
Other	3,493	4,230	(1,354)
Cash provided (used) by investing activities	483,947	11,329	(57,617)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,050,000	—	—
Payment of debt issuance costs	(12,993)	—	—
Principal payments of long-term debt	(127,000)	—	—
Repayment of notes payable to former parent	(269,112)	—	—
Net transfers (to) from former parent	(1,814,682)	107,246	(119,563)
Dividends paid	(63,555)	—	—
Proceeds from issuance of Common Stock, net of shares withheld for taxes	1,035	—	—
Net decrease in short-term borrowings	(4,911)	(915)	(256)
Other	(10,876)	—	—
Cash (used) provided by financing activities	(1,252,094)	106,331	(119,819)
Effect of foreign currency rate changes on cash and cash equivalents	391	(5,392)	2,798
Net change in cash and cash equivalents	10,032	15,965	(6,037)
Cash and cash equivalents - beginning of period	96,776	80,811	86,848
Cash and cash equivalents - end of period	$106,808	$96,776	$80,811

Supplemental cash flow information:
Interest paid	$29,407	$6,618	$6,455
Income taxes paid	28,886	180	1,723
Change in accrual for property, plant and equipment	4,854	580	797
Change in accrual for computer software	5,352	602	1,687

See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2019 Form 10-K 52

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Equity

	Common Stock		Additional Paid-in Capital	Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	Amounts
Balance, December 2016	—	$—	$—	$1,540,935	$—	$(148,088)	$1,392,847
Adoption of new accounting standard (ASU 2016-16)	—	—	—	(70,209)	—	—	(70,209)
Net income	—	—	—	116,191	—	—	116,191
Foreign currency translation	—	—	—	—	—	25,606	25,606
Net transfers to former parent	—	—	—	(106,542)	—	—	(106,542)
Balance, December 2017	—	$—	$—	$1,480,375	$—	$(122,482)	$1,357,893
Adoption of new accounting standard (ASU 2014-09)	—	—	—	3,047	—	—	3,047
Net income	—	—	—	263,073	—	—	263,073
Foreign currency translation	—	—	—	—	—	(22,700)	(22,700)
Net transfers from former parent	—	—	—	122,139	—	—	122,139
Balance, December 2018	—	$—	$—	$1,868,634	$—	$(145,182)	$1,723,452
Adoption of new accounting standard (ASU 2016-02)	—	—	—	(2,713)	—	—	(2,713)
Net income	—	—	—	32,164	64,490	—	96,654
Stock-based compensation, net	164	—	17,931	—	(2,653)	—	15,278
Foreign currency translation	—	—	—	—	—	3,167	3,167
Defined benefit pension plans	—	—	—	—	—	(1,243)	(1,243)
Derivative financial instruments	—	—	—	—	—	(4,924)	(4,924)
Net transfers to former parent	—	—	—	(1,765,343)	—	68,484	(1,696,859)
Transfer of former parent investment to additional paid-in capital	—	—	132,742	(132,742)	—	—	—
Issuance of Common Stock	56,648	—	—	—	—	—	—
Dividends on Common Stock ($1.12 per share)	—	—	—	—	(63,555)	—	(63,555)
Balance, December 2019	56,812	$—	$150,673	$—	$(1,718)	$(79,698)	$69,257

See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2019 Form 10-K 53

KONTOOR BRANDS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:

Kontoor Brands, Inc. 2019 Form 10-K 54

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, produces, procures, markets and distributes apparel primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in Europe and Asia, through department, specialty, company-operated, concession retail and independently operated partnership stores and online. VF Outlet™ stores carry Wrangler® and Lee® branded products, as well as merchandise that is specifically purchased for sale in these stores.
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
On May 17, 2019, the Company incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation.
The Company entered into several agreements with VF that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Kontoor Intellectual Property License Agreement, the VF Intellectual Property License Agreement and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, the Company and VF agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting-related services for periods up to 18 months, which may be extended subject to the mutual agreement of both parties. The Company also entered into certain commercial arrangements with VF. Revenues, expenses and operating expense reimbursements under these agreements are recorded within the reportable segments or within the "corporate and other expenses" line item in the reconciliation of segment profit in Note 3 to the Company's financial statements, based on the nature of the arrangements.
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2019, December 2018 and December 2017 correspond to the 52-week fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.
Basis of Presentation - Consolidated and Combined Financial Statements
The Company’s financial statements for periods through the Separation date of May 22, 2019 were combined financial statements prepared on a "carve-out" basis as discussed below. The Company’s financial statements for the period from May 23, 2019 through December 28, 2019 were consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. The consolidated and combined financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The Company’s consolidated and combined financial statements for all periods presented are referred to throughout this Annual Report on Form 10-K as “financial statements.”
Basis of Presentation - Prior to the Separation
Through the Separation date, the Company's combined financial statements were prepared on a carve-out basis under GAAP. These accompanying combined financial statements reflected the historical financial position, results of operations and cash flows of the Company for the periods presented, through the Separation date, as historically managed within VF. The combined financial statements were derived from the consolidated financial statements and accounting records of VF.
The combined statements of income included costs for certain centralized functions and programs provided and administered by VF that were charged directly to the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain and insurance.
In addition, for purposes of preparing these combined financial statements on a carve-out basis, a portion of VF's total corporate expenses were allocated to the Company. These expense allocations included the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources and related benefit costs associated with such functions, such as stock-based compensation and pension. Allocations also included the cost of operating VF's corporate headquarters located in Greensboro, North Carolina.
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

Kontoor Brands, Inc. 2019 Form 10-K - 55

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

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
All intracompany transactions were eliminated. All transactions between the Company and VF were included in these financial statements. For those transactions between the Company and VF that were historically settled in cash, the Company reflected such balances in the balance sheets within "due from former parent" or "due to former parent." The aggregate net effect of transactions between the Company and VF that were not historically settled in cash were reflected in the balance sheets within "former parent investment" and in the statements of cash flows within "net transfers to former parent." Subsequent to the Separation, the Company continued to service commercial arrangements with VF, which included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018, none of which will continue in 2020.
Income Taxes — Prior to the Separation, the Company's operations were included in VF’s U.S. federal consolidated and certain state income tax returns and certain foreign tax returns. For periods prior to the Separation, the income tax expense and deferred tax balances presented in the financial statements were calculated on a carve-out basis, which applied accounting guidance as if the Company filed its own tax returns in each jurisdiction and included tax losses and tax credits that may not reflect tax positions taken by VF. Certain tax attributes reported by the Company on a carve-out basis were not transferred to the Company as part of the Separation. These attributes primarily related to losses in certain Central America and South America ("CASA") jurisdictions.
Use of Estimates
In preparing the financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Foreign Currency Translation and Transactions
The financial statements of most foreign subsidiaries are measured using the foreign currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet dates, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss) (“OCI”). The Company accounted for Argentina as highly inflationary from July 1, 2018 through the Separation as the projected three-year cumulative inflation rate exceeded 100%. At the Separation, the Company transitioned the Argentina market to a licensed model, which transacts in U.S dollars.
Foreign currency transactions are denominated in a currency other than the functional currency of a particular subsidiary. These transactions typically result in receivables or payables that are denominated in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the settlement of the originally recorded transactions. As discussed in Note 14 to the Company's financial statements, the Company enters into contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the statements of income, net of the related hedging gains and losses, were a gain of $5.6 million in 2019 and losses of $3.4 million and $0.8 million in 2018 and 2017, respectively.
Cash and Equivalents
Cash and equivalents are demand deposits, receivables from third-party credit card processors, and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $30.5 million and $24.2 million at December 2019 and 2018, respectively, consist of money market funds and short-term time deposits.
Accounts Receivable, Net of Allowance for Doubtful Accounts
Trade accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs and discounts. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to contractual minimum royalties due from individual licensees.
The Company maintains an allowance for doubtful accounts for estimated losses that will result from the inability of customers and licensees to make required payments. The allowance is determined based on review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables considering the aging of balances, historical and anticipated trends, and current economic conditions. All accounts are subject to ongoing review of ultimate collectability. Receivables are written off against the allowance when it is probable the amounts will not be recovered.

Kontoor Brands, Inc. 2019 Form 10-K 56

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. Existence of physical inventory is verified through periodic physical inventory counts and ongoing cycle counts at most locations throughout the year.
Property, Plant and Equipment
Property, plant and equipment is initially recorded at cost. The Company capitalizes improvements to property, plant and equipment that substantially extend the useful life of an asset, and interest cost incurred during construction of major assets. Depreciation is computed using the straight-line method over each asset's estimated useful life, ranging from three to ten years for machinery and equipment and up to 40 years for buildings. Amortization expense for leasehold improvements is recognized over the shorter of the estimated useful life or lease term and is included in depreciation and amortization expense. Repair and maintenance costs are expensed as incurred.
Computer Software
Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis over a five to ten-year period. The Company's policy provides for the capitalization of external direct costs associated with developing or obtaining internal use computer software. Capitalized computer software costs are included in the balance sheet within "other assets." Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. During 2019, the Company capitalized $27.1 million related to our recently initiated implementation of a global enterprise resource planning (ERP) system, of which $23.6 million is reflected in "other assets" and $3.5 million is reflected in "property, plant and equipment, net" at December 2019.
Intangible Assets
Intangible assets include trademarks, trade names and customer relationships. Trademark intangible assets represent individual acquired trademarks, some of which are registered in multiple countries. Customer relationship intangible assets are based on the value of relationships with wholesale customers in place at the time of acquisition. Intangible assets determined to have indefinite lives, consisting of major trademarks and trade names, are not amortized. Other intangible assets include customer relationships and trademarks determined to have a finite life, and are amortized over their estimated useful lives ranging from 15 to 16 years. Amortization of other intangible assets is computed using straight-line or accelerated methods consistent with the timing of the expected benefits to be received.
Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is reflected in the Company's income statement within "cost of goods sold" and all other depreciation and amortization expense is reflected within "selling, general and administrative expenses."
Impairment of Long-lived Assets, Including Goodwill and Intangibles
Property, Plant and Equipment and Finite-lived Intangible Assets — The Company’s policy is to review property, plant and equipment and amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If forecasted undiscounted cash flows to be generated by an asset are not expected to recover the asset’s carrying value, the estimated fair value is calculated, and an impairment charge is recorded to the extent that an asset’s carrying value exceeds its estimated fair value.
Goodwill and Indefinite-lived Intangible Assets — The Company’s policy is to evaluate goodwill and indefinite-lived intangible assets for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying value. The Company may first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If the Company determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for possible impairment.
An indefinite-lived intangible asset is quantitatively tested for possible impairment by comparing the estimated fair value of the asset with its carrying value. An impairment charge is recorded to the extent that the carrying value of the asset exceeds its estimated fair value.
Goodwill is quantitatively tested for possible impairment by comparing the estimated fair value of a reporting unit with its carrying value, including the goodwill assigned to that reporting unit. An impairment charge is recorded to the extent that the carrying value of the reporting unit exceeds its estimated fair value.
Leases and Rent Expense
The Company enters into operating leases for offices, operational facilities, retail locations, vehicles and other assets that expire at various dates through 2031. Leases for real estate typically have initial terms ranging from 2 to 15 years, generally with renewal options. Leases for equipment typically have initial terms ranging from 3 to 7 years.

Kontoor Brands, Inc. 2019 Form 10-K - 57

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. Contingent rent is owed when sales at individual retail store locations exceed a stated base amount, and is recognized when the liability is probable. Rent expense for leases having rent abatements, landlord incentives or scheduled rent fluctuations is recorded on a straight-line basis over the lease term beginning on the lease commencement date, which is the date the underlying asset is made available to the Company.
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
Upon adoption of Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842),” the Company elected the package of practical expedients permitted under the new lease standard, which allowed the Company to carry forward its historical assessment of whether a contract contained a lease, how the lease was classified, and if initial direct costs could be capitalized. The Company elected to combine non-lease components with the related lease components for real estate, vehicles and other significant asset arrangements and aggregate the combined items as a single lease component for accounting purposes. For leases with a lease term of 12 months or less for all classes of underlying assets, the Company elected not to recognize a right-of-use asset and related lease liability.
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
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has i) an obligation to pay for, ii) physical possession of, iii) legal title to, iv) risks and rewards of ownership of and v) accepted the goods or services. The timing of revenue recognition within the wholesale channels occurs either on shipment or delivery of goods based on contractual terms with the customer. The timing of revenue recognition in the direct-to-consumer channels typically occurs at the point of sale within Company-operated or concession retail stores and either on shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers, the Company’s promise to the customer is a performance obligation to provide the specified goods and the Company has discretion in establishing pricing. Thus, the Company is the principal in the arrangement and revenue is recognized on a gross basis at the transaction price.
The duration of contractual arrangements with customers in our wholesale channels is typically less than one year. Payment terms with customers are typically between 30 and 60 days. The Company does not adjust the promised amount of consideration for the effects of a significant financing component as it is expected, at contract inception, that the period between the transfer of the promised good or service to the customer and the customer payment for the good or service will be one year or less.
The amount of revenue recognized reflects the expected consideration to be received for providing the goods or services to the customer, which includes estimates for variable consideration. Variable consideration includes allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. The Company utilizes the expected value method in determining its estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions.

Kontoor Brands, Inc. 2019 Form 10-K 58

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

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
The Company has elected to treat all shipping and handling activities as fulfillment costs and recognize the costs as selling, general and administrative expenses at the time the related revenue is recognized. Shipping and handling costs billed to customers are included in net revenues. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from the transaction price.
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guaranteed royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees’ sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees. As of December 2019, the Company expects to recognize $27.8 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2024. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption. Royalty income was included in net revenues in the statements of income and was $32.1 million, $32.7 million and $30.5 million in 2019, 2018 and 2017, respectively.
The Company has applied the practical expedient to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less.
Cost of Goods Sold
Cost of goods sold for Company-manufactured goods includes all materials, labor and overhead costs incurred in the production process. Cost of goods sold for purchased finished goods includes the purchase costs and related overhead. In both cases, overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, freight, duties, royalties paid to third parties and shrinkage. Cost of goods sold also includes restructuring charges.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, Company-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing and administration. Selling, general and administrative expenses also include restructuring charges and the service cost component of net periodic pension costs related to these functions, along with the non-service components of net periodic pension costs (including settlement and curtailment losses). Advertising costs are expensed as incurred and totaled $119.3 million in 2019, $127.8 million in 2018 and $137.3 million in 2017. Advertising costs include cooperative advertising payments made to the Company's customers as reimbursement for their costs of advertising the Company’s products, and totaled $5.9 million in 2019, $7.2 million in 2018 and $9.4 million in 2017. Shipping and handling costs for delivery of products to customers totaled $66.1 million in 2019, $59.7 million in 2018 and $56.4 million in 2017. Expenses related to royalty income were $1.8 million in 2019, $1.3 million in 2018 and $1.8 million in 2017.
Derivative Financial Instruments
Derivative financial instruments are measured at fair value in the Company's balance sheet. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of derivative instruments (i.e., gains and losses) depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
To qualify for hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedges and must be highly effective in offsetting changes in future cash flows of hedged transactions. Further, at the inception of a contract and on an ongoing basis, the Company assesses whether the hedging instruments are effective in offsetting the risk of the hedged transactions. Occasionally, a portion of a derivative instrument will be considered ineffective in hedging the originally identified exposure due to a decline in amount or a change in timing of the hedged exposure. In such cases, hedge accounting treatment is discontinued for the ineffective portion of that hedging instrument, and any change in fair value for the ineffective portion is recognized in net income. The Company does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Company's statements of cash flows in the same category as the items being hedged. Hedging contracts are further described in Note 14 to the Company's financial statements.

Kontoor Brands, Inc. 2019 Form 10-K - 59

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

Cash Flow Hedges — The Company uses foreign currency exchange contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, intercompany service fees and royalties. The Company uses interest rate swap agreements to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movements.
Derivative Contracts Not Designated as Hedges — The Company uses derivative contracts to manage foreign currency exchange risk on accounts receivable and accounts payable. These contracts are not designated as hedges and are recorded at fair value in the Company's balance sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction gains or losses on the related assets and liabilities.
The counterparties to our derivative contracts are financial institutions with investment grade credit ratings, but this does not eliminate the Company's exposure to credit risk with these institutions. To manage its credit risk, the Company continually monitors the credit risks of its counterparties, limits its exposure in the aggregate and to any single counterparty, and adjusts its hedging positions as appropriate. The impact of the Company's credit risk and the credit risk of its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the derivative contracts. Credit risk has not had a significant effect on the fair value of our derivative contracts. The counterparties to our derivative contracts are also lenders under our credit facility. These derivative contracts are secured by the same collateral that secures our credit facility.
Self-insurance
The Company is self-insured for a significant portion of its employee medical, workers’ compensation, property and general liability exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current and noncurrent liabilities based on the expected periods of payment. Excess liability insurance has been purchased to limit the amount of self-insured risk on claims.
Income Taxes
Income taxes are provided on pre-tax income for financial reporting purposes. Deferred income tax assets and liabilities, as presented in the Company's balance sheets, reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and net operating losses are recorded utilizing tax rates currently enacted for the years in which the differences are expected to be settled or realized. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits and changes in estimates and judgments used. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. Accrued income taxes as presented in the Company's balance sheets include unrecognized income tax benefits along with related interest and penalties, appropriately classified as current or noncurrent. All deferred tax assets and liabilities are classified as noncurrent in the Company's balance sheets. The provision for income taxes as presented in the Company's statements of income also includes estimated interest and penalties related to uncertain tax positions.
Former Parent Investment
"Former parent investment" in the balance sheet represented VF’s historical investment in the Company, the accumulated net earnings after taxes and the net effect of the transactions with and allocations from VF. See the Basis of Presentation — Prior to the Separation section above and Note 22 to the Company's financial statements for additional information.
Concentration of Risks
The Company markets products to a broad customer base throughout the world. Products are sold at a range of price points through our wholesale and direct-to-consumer channels. The Company’s largest customer, a U.S.-based retailer, accounted for 34% of 2019 net revenues, and the top ten customers accounted for 53% of 2019 net revenues. Sales are typically made on an unsecured basis under customary terms that vary by product, channel of distribution or geographic region. The Company continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The Company is not aware of any issues with respect to relationships with any of its top customers.
Legal and Other Contingencies
Management periodically assesses liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, an estimate of the loss is recorded in the financial statements. Estimates of losses are adjusted when additional information becomes available or circumstances change. A contingent liability is disclosed when there is at least a reasonable possibility that a material loss may have been incurred. Management believes that the outcome of any outstanding or pending matters, individually and in the aggregate, will not have a material adverse effect on the financial statements.

Kontoor Brands, Inc. 2019 Form 10-K 60

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes conversion of potentially dilutive securities such as stock options, restricted stock and restricted stock units.
Reclassifications
Certain prior year amounts in the Company's financial statements and related disclosures have been reclassified to conform with the current year presentation.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued "Leases (Topic 842),” which requires entities to record most leased assets and liabilities on the balance sheet, and also retains a dual model approach for assessing lease classification and recognizing expense. The FASB subsequently issued updates to provide clarification on specific topics, including adoption guidance, practical expedients and interim transition disclosure requirements. This guidance was adopted by the Company during the first quarter of 2019 utilizing the optional transition method, which resulted in the recognition of operating lease right-of-use assets, operating lease liabilities and a $2.7 million cumulative effect adjustment to the 2019 beginning former parent investment in the Company's balance sheet. The adoption of these standards did not have a significant impact on the Company's statement of income and statement of cash flows. Refer to Note 19 to the Company's financial statements for additional information.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends and simplifies certain aspects of hedge accounting rules to better portray the economic results of risk management activities in the financial statements. The FASB has subsequently issued updates to the standard to provide additional guidance on specific topics. This guidance was adopted by the Company during the first quarter of 2019 and did not have a significant impact on the Company's financial statements.
In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which addresses the effect of the change in the U.S. federal corporate income tax rate due to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") on items within accumulated other comprehensive loss ("AOCL"). This guidance was adopted by the Company during the first quarter of 2019 and did not have a significant impact on the Company's financial statements.
In July 2018, the FASB issued ASU 2018-09, "Codification Improvements," which provides technical corrections, clarifications and other improvements across a variety of accounting topics. The transition and effective date guidance is based on the facts and circumstances of each update, many of which became effective for the Company during the first quarter of 2019. The adoption of this guidance did not have a significant impact on the Company's financial statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. This guidance is effective for the Company beginning in the first quarter of 2020. The Company has determined that the new guidance applies to our trade receivables. The Company has evaluated all applicable requirements and determined that the adoption of this guidance will not have a significant impact on our financial statements; however, we are implementing the appropriate enhancements within our procedures and controls environment, as applicable.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," which modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This guidance is effective for the Company beginning in the first quarter of 2020. The Company has evaluated all applicable requirements and determined that the adoption of this guidance will not have a significant impact on our financial statement disclosures.
In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans," which modifies the disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. This guidance is effective for the Company beginning in the first quarter of 2020. The Company has evaluated all applicable requirements and determined that the adoption of this guidance will not have a significant impact on our financial statement disclosures.
In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for the Company beginning in the first quarter of 2020. The Company has evaluated all applicable requirements and determined that the adoption of this

Kontoor Brands, Inc. 2019 Form 10-K - 61

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

guidance will not have a significant impact on our financial statements as the new guidance is generally consistent with the Company's historical accounting policies.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which amends and simplifies the accounting for income taxes by removing certain exceptions in existing guidance and providing new guidance to reduce complexity in certain areas. This guidance is effective for the Company beginning in the first quarter of 2021 with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements, which is not expected to be significant.
NOTE 2 — REVENUES
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
As of December 2019, there were no arrangements with transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients discussed above and (ii) fixed consideration related to future minimum guarantees.
For the year ended December 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not material.
Contract Balances
Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less estimated allowances.
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
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	December 2019	December 2018
Accounts receivable, net	$228,459	$252,966
Contract assets (a)	10,679	2,841
Contract liabilities (b)	1,775	2,311

(a)	Included within "prepaid expenses and other current assets" in the Company's balance sheets.

(b)	Included within "accrued liabilities" in the Company's balance sheets.
The Company recognized revenue of $1.9 million in 2019 that was included in contract liabilities as of December 2018, and $1.7 million in 2018 that was included in contract liabilities as of December 2017. The changes in the contract asset and contract liability balances primarily result from timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region covered by the agreement. Branded Direct-to-Consumer revenues include the distribution of our products via concession retail locations internationally, Wrangler® and Lee® branded full-price

Kontoor Brands, Inc. 2019 Form 10-K 62

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

stores globally and Company-owned outlet stores globally. The Branded Direct-to-Consumer channel also includes sales of our branded products in U.S.-based VF Outlet™ stores and digital sales via www.wrangler.com and www.lee.com.
The Other channel includes sales of third-party branded merchandise at VF Outlet™ stores and sales of products manufactured for third-parties. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the Branded Direct-to-Consumer channel discussed above. The Other channel also includes transactions with VF for pre-Separation activities, none of which will continue going forward. These transactions include sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.

	Year Ended December 2019

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,198,303	$391,887	$22,137	$1,612,327
Non-U.S. Wholesale	213,905	314,882	1,585	530,372
Branded Direct-To-Consumer	105,904	175,507	27	281,438
Other	—	—	124,702	124,702
Total	$1,518,112	$882,276	$148,451	$2,548,839

Geographic revenues
U.S.	$1,282,428	$481,050	$146,469	$1,909,947
International	235,684	401,226	1,982	638,892
Total	$1,518,112	$882,276	$148,451	$2,548,839

	Year Ended December 2018

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,224,218	$420,244	$30,100	$1,674,562
Non-U.S. Wholesale	263,675	357,471	—	621,146
Branded Direct-To-Consumer	114,313	182,528	—	296,841
Other	—	—	171,449	171,449
Total	$1,602,206	$960,243	$201,549	$2,763,998

Geographic revenues
U.S.	$1,303,948	$509,160	$201,549	$2,014,657
International	298,258	451,083	—	749,341
Total	$1,602,206	$960,243	$201,549	$2,763,998

NOTE 3 — BUSINESS SEGMENT INFORMATION
The chief operating decision maker allocates resources and assesses performance based on a global brand view which determines the Company's operating segments. Operating segments are the basis for the Company's reportable segments, as described below:

•	Wrangler — Wrangler® branded denim, apparel and accessories.

•	Lee — Lee® branded denim, apparel and accessories.

Kontoor Brands, Inc. 2019 Form 10-K - 63

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other includes sales of third-party branded merchandise at VF Outlet™ stores, sales and licensing of Rock & Republic® branded apparel, and sales of products manufactured for third-parties. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments discussed above. The Other category also includes transactions with VF for pre-Separation activities, none of which will continue going forward. These transactions include sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those included in Note 1 to the Company's financial statements, except as noted below.
Through the Separation date, the Company's statements of income included costs for certain centralized functions and programs provided and administered by VF that were charged directly to VF's businesses, including the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain, insurance and the related benefits. These historical allocations were included in the measurement of segment profit below. In addition, for purposes of preparing these financial statements on a carve-out basis, a portion of VF's total corporate expenses were allocated to the Company. These expense allocations included the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources and related benefit costs associated with such functions. Allocations also included the cost of operating VF's corporate headquarters located in Greensboro, North Carolina. These additional allocations were reported as "corporate and other expenses" in the table below.
After the Separation, as a standalone public company, the Company has allocated costs for certain centralized functions and programs to the Lee® and Wrangler® segments based on appropriate metrics such as usage or production of net revenues. These centralized functions and programs include, but are not limited to, information technology, human resources, supply chain, insurance and related benefit costs associated with such functions.
Corporate and other expenses, impairment charges, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Year Ended December

(In thousands)	2019	2018	2017
Segment revenues:
Wrangler	$1,518,112	$1,602,206	$1,619,252
Lee	882,276	960,243	1,005,774
Total reportable segment revenues	2,400,388	2,562,449	2,625,026
Other revenues	148,451	201,549	205,080
Total net revenues	$2,548,839	$2,763,998	$2,830,106
Segment profit:
Wrangler	$215,008	$265,981	$280,257
Lee	68,214	92,756	107,246
Total reportable segment profit	$283,222	$358,737	$387,503
Non-cash impairment of intangible asset (1)	(32,636)	—	—
Corporate and other expenses	(90,117)	(30,916)	(32,676)
Interest income from former parent, net	3,762	7,738	3,372
Interest expense	(35,787)	(1,173)	(1,263)
Interest income	3,931	5,740	2,984
Profit (loss) related to other revenues	2,819	(48)	(767)
Income before income taxes	$135,194	$340,078	$359,153

(1) Represents an impairment charge in the third quarter of 2019 related to the Rock & Republic® trademark. See Note 7 to the Company's financial statements.
Segment assets, for internal management purposes, are those used directly in or resulting from the operations of each business, which are accounts receivable and inventories. Segment assets included in the "Other" category represent balances related to the VF Outlet™

Kontoor Brands, Inc. 2019 Form 10-K 64

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

business and other corporate activities, and are provided for purposes of reconciliation as the "Other" category is not considered a reportable segment. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the chief operating decision maker at the segment level.
The following table presents assets (i.e. accounts receivable and inventories) for the Company's reportable segments and a reconciliation to total asset balances:

(In thousands)	December 2019	December 2018
Segment assets:
Wrangler	$378,041	$383,122
Lee	238,763	271,518
Total reportable segment assets	616,804	654,640
Other accounts receivable and inventories	69,756	72,138
Total segment assets	$686,560	$726,778
Cash and equivalents	106,808	96,776
Due from former parent, current	—	547,690
Notes receivable from former parent	—	517,940
Prepaid expenses and other current assets	84,235	52,014
Due from former parent, noncurrent	—	611
Property, plant, and equipment, net	132,192	138,449
Operating lease assets	86,582	—
Goodwill and intangible assets	230,129	267,575
Deferred income taxes	79,551	42,891
Other assets	111,099	67,741
Total assets	$1,517,156	$2,458,465

The following table presents supplemental information of net revenues by geographic area based on the location of the customer:

	Year Ended December

(In thousands)	2019	2018	2017
Revenues:
U.S.	$1,909,947	$2,014,657	$2,046,359
International	638,892	749,341	783,747
Total	$2,548,839	$2,763,998	$2,830,106

One customer accounted for 34%, 32% and 33% of the Company's total net revenues in 2019, 2018 and 2017, respectively. Sales to this customer are included in both the Wrangler and Lee reportable segments.
The following table presents property, plant, and equipment by geographic location:

(In thousands)	December 2019	December 2018
Property, plant and equipment, net:
U.S.	$74,084	$80,551
International	58,108	57,898
Total	$132,192	$138,449

Kontoor Brands, Inc. 2019 Form 10-K - 65

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTE 4 — ACCOUNTS RECEIVABLE

(In thousands)	December 2019	December 2018
Trade	$230,588	$253,047
Royalty and other	9,723	10,468
Total accounts receivable	240,311	263,515
Less: allowance for doubtful accounts	(11,852)	(10,549)
Accounts receivable, net	$228,459	$252,966

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
Prior to April 1, 2019, the Company had a separate agreement with VF, pursuant to which the Company’s trade accounts receivable were sold as part of VF’s agreement with a financial institution. Under this agreement, the Company did not retain any interests in the sold accounts receivable but continued to service and collect outstanding accounts receivable on behalf of VF. Prior to the Separation, the amount due from VF for these sales was separately reflected in the Company's balance sheet within "due from former parent." Refer to Note 22 to the Company's financial statements for additional information.
During 2019, 2018 and 2017, the Company sold total trade accounts receivable of $1,035.4 million, $1,057.0 million and $1,101.1 million, respectively. As of December 2019, $188.1 million of the sold trade accounts receivable had been removed from the Company's balance sheet but remained outstanding with the financial institution. As of December 2018, $544.9 million of the sold trade accounts receivable had been removed from "accounts receivable" and reflected in the Company's balance sheet within "due from former parent."
The funding fees charged by the financial institution for these programs are reflected in the Company's statements of income within "other expense, net" and were $5.3 million, $5.1 million and $3.6 million in 2019, 2018 and 2017, respectively. Net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.
NOTE 5 — INVENTORIES

(In thousands)	December 2019	December 2018
Finished products	$383,643	$396,345
Work-in-process	34,783	37,466
Raw materials	39,675	40,001
Total inventories	$458,101	$473,812

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

(In thousands)	December 2019	December 2018
Land and improvements	$12,452	$13,279
Buildings and improvements	178,303	187,235
Machinery and equipment	402,417	415,682
Property, plant and equipment, at cost	593,172	616,196
Less: accumulated depreciation and amortization	(460,980)	(477,747)
Property, plant and equipment, net	$132,192	$138,449

Depreciation expense was $22.3 million, $23.8 million and $26.1 million in 2019, 2018 and 2017, respectively.

Kontoor Brands, Inc. 2019 Form 10-K 66

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTE 7 — INTANGIBLE ASSETS

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2019
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$46,058	$12,074
Customer relationships	15 years	Accelerated	10,627	9,919	708
Finite-lived intangible assets, net					12,782
Indefinite-lived intangible assets:
Trademarks and trade names					4,511
Intangible assets, net					$17,293

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2018
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$10,900	$47,232
Customer relationships	15 years	Accelerated	10,743	9,530	1,213
Finite-lived intangible assets, net					48,445
Indefinite-lived intangible assets:
Trademarks and trade names					4,614
Intangible assets, net					$53,059

During the third quarter of 2019, the Company determined that the exclusive domestic wholesale distribution and licensing agreement of the Rock & Republic® brand would not be extended. This was considered a triggering event that required management to perform a quantitative impairment analysis of the Rock & Republic® trademark intangible asset. Based on this analysis, the Company recorded a $32.6 million non-cash impairment charge in August 2019, which was reflected within "non-cash impairment of intangible asset" in the Company's statement of income during 2019 and is included in the accumulated amortization balance at December 2019. The Company did not incur any impairment charges during 2018 or 2017. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.
Amortization expense (excluding impairment charges) was $3.0 million, $4.2 million and $4.2 million for 2019, 2018 and 2017, respectively.
Estimated amortization expense for the next five years beginning in 2020 is $1.4 million, $1.2 million, $1.1 million, $1.0 million and $1.0 million, respectively.
NOTE 8 — GOODWILL
The following table presents changes in goodwill summarized by reportable segment:

(In thousands)	Wrangler	Lee	Total
Balance, December 2017	$135,288	$84,000	$219,288
Currency translation	(2,944)	(1,828)	(4,772)
Balance, December 2018	132,344	82,172	214,516
Currency translation	(1,037)	(643)	(1,680)
Balance, December 2019	$131,307	$81,529	$212,836

The Company did not record any impairment charges in 2019, 2018 or 2017 based on the results of its annual goodwill impairment testing. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.

Kontoor Brands, Inc. 2019 Form 10-K - 67

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTE 9 — OTHER ASSETS
The following table presents components of "other assets" as reflected in the Company's balance sheet:

(In thousands)	December 2019	December 2018
Investments held for deferred compensation plans (Note 12)	$53,394	$34,957
Computer software, net of accumulated amortization of $3,592 in 2019 and $4,269 in 2018	29,532	3,308
Deposits	8,925	6,492
Partnership stores and shop-in-shop costs, net of accumulated amortization of $22,055 in 2019 and $23,344 in 2018	5,210	5,368
Other	14,038	17,616
Total other assets	$111,099	$67,741

NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Credit Facilities
On May 17, 2019, the Company entered into a $1.55 billion senior secured credit facility under which it incurred $1.05 billion of indebtedness, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation. At inception, this facility consisted of a five-year $750.0 million term loan A facility (“Term Loan A”), a seven-year $300.0 million term loan B facility (“Term Loan B”) and a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto.
The Credit Facilities contain certain affirmative and negative covenants customary for financings of this type, including maintenance of ratios for consolidated earnings before interest, taxes, depreciation and amortization to both consolidated debt and interest expense. If the Company fails to comply with any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. As of December 2019, the Company was in compliance with all covenants.
Short-term Borrowings
The following table presents the components of short-term borrowings as recorded in the Company's balance sheet:

(In thousands)	December 2019	December 2018
Revolving Credit Facility	$—	$—
International borrowing arrangements	1,070	3,215
Short-term borrowings	$1,070	$3,215

The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. The Revolving Credit Facility had $1.3 million of outstanding standby letters of credit issued on behalf of the Company as of December 2019, leaving $498.7 million available for borrowing against this facility. The Company expects to utilize the borrowing capacity under the Revolving Credit Facility from time to time to provide working capital and funds for general corporate purposes.
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
At December 2019 and 2018, the Company had $47.8 million and $35.9 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Total outstanding balances under these arrangements were $1.1 million and $3.2 million at December 2019 and 2018, respectively, all of which were letters of credit and non-interest bearing to the Company.

Kontoor Brands, Inc. 2019 Form 10-K 68

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheet:

(In thousands)	December 2019
Term Loan A	$695,111
Term Loan B	218,158
Total long-term debt	913,269
Less: current portion	—
Long-term debt, due beyond one year	$913,269

The interest rate per annum applicable to Term Loan A is either 75 basis points over the base rate or 175 basis points over the applicable LIBOR benchmark, at the Company's election.
Additionally, the interest rate per annum applicable to Term Loan B is either a base rate plus a margin of 3.25% or LIBOR plus a margin of 4.25%, at the Company's election. The LIBOR rate for both loans is subject to a "floor" of 0%. Interest payments are due quarterly on both Term Loan A and Term Loan B.
Term Loan A had an outstanding principal amount of $700.0 million at December 2019 and is recorded net of unamortized debt issuance costs. During 2019, interest expense on this facility was recorded at an effective annual interest rate of 3.7%, including the amortization of debt issuance costs and the impact of the Company’s interest rate swap agreements.
Term Loan B had an outstanding principal amount of $223.0 million at December 2019 and is recorded net of unamortized original issue discount and debt issuance costs. During 2019, interest expense on this facility was recorded at an effective annual interest rate of 6.4%, including the amortization of original issue discount, debt issuance costs and the impact of the Company’s interest rate swap agreements.
During 2019, the Company made $50.0 million and $77.0 million of principal payments related to Term Loan A and Term Loan B, respectively, including optional repayments. As a result of optional repayments during 2019, the Company is not required to make mandatory principal payments on long-term debt until June 2021.
The following table presents scheduled payments of long-term debt as of December 2019 for the next five years and thereafter:

(In thousands)	Future Principal Payments

2020	$—
2021	25,000
2022	37,500
2023	37,500
2024	600,000
Thereafter	223,000
923,000
Less: unamortized debt discount	(2,050)
Less: unamortized debt issuance costs	(7,681)
Total long-term debt	913,269
Less: current portion	—
Long-term debt, due beyond one year	$913,269

Kontoor Brands, Inc. 2019 Form 10-K - 69

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTE 11 — ACCRUED LIABILITIES AND OTHER LIABILITIES
The following table presents components of "accrued liabilities" as reflected in the Company's balance sheet:

(In thousands)	December 2019	December 2018
Customer discounts, allowances, and incentives	$60,060	$45,220
Compensation	36,315	44,427
Other taxes	22,995	21,651
Professional services	14,005	5,069
Advertising	10,285	7,740
Customer deposits	9,273	10,106
Current income taxes payable	7,513	168
Deferred compensation (Note 12)	6,528	11,709
Insurance	2,789	4,192
Restructuring (Note 21)	2,172	21,169
Contract liabilities (Note 2)	1,775	2,311
Interest payable to former parent	—	4,280
Other	21,034	16,186
Accrued liabilities	$194,744	$194,228

The following table presents components of "other liabilities" as reflected in the Company's balance sheet:

(In thousands)	December 2019	December 2018
Deferred compensation (Note 12)	$53,601	$34,957
Noncurrent income taxes payable	17,678	58,854
Pension liabilities (Note 12)	13,224	—
Insurance	875	4,751
Restructuring (Note 21)	—	2,080
Other	13,497	14,868
Other liabilities	$98,875	$115,510

NOTE 12 — RETIREMENT AND SAVINGS BENEFIT PLANS
Pension Plans — Pre-Separation
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
Prior to 2018, VF used a December 31 measurement date for the Shared Plans. Due to the change in VF’s fiscal year-end, VF changed the measurement date for all plans to March 31. Additionally, VF obtained interim remeasurements due to the curtailment and settlement transactions described further below.

Kontoor Brands, Inc. 2019 Form 10-K 70

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

The following table presents net pension costs recognized by the Company related to the Shared Plans through the Separation date:

	Year Ended December

(In thousands)	2019	2018	2017
Service cost	$726	$6,629	$6,929
Non-service components	(3,166)	(5,059)	(181)
Curtailment losses	—	3,502	—
Settlement losses	—	1,188	—
Net pension (benefit) costs	$(2,440)	$6,260	$6,748

All components of net pension (benefit) costs were recorded in the Company's statements of income within "selling, general and administrative expenses" for all periods presented.
During 2018, VF approved a freeze of all future benefit accruals under the U.S. Shared Plans, effective December 31, 2018. Accordingly, the Company recognized a $3.5 million pension curtailment loss during 2018. Additionally, the Company recorded $1.2 million in settlement charges during 2018 related to the recognition of deferred actuarial losses resulting from lump sum payments of retirement benefits under the U.S. Shared Plans.
Pension Plans — Post-Separation
At the Separation, $11.0 million of net pension obligations related to international employees were transferred to the Company, which consisted of $17.4 million of projected benefit obligations and $6.4 million of plan assets, along with $1.1 million of related accumulated other comprehensive losses.
Kontoor uses a December 31 measurement date for these plans. Kontoor's net pension costs and obligations are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates, and other factors. The Company's selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.
The following table presents key components of pension costs, amounts recorded in the balance sheet and related key assumptions:

(In thousands)	Year Ended December 2019
Amount included in the statement of income:
Net pension costs - service costs	$680
Actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	1.28%
Rate of inflation	1.80%
Expected long-term return on plan assets	3.00%
Rate of compensation increase	3.00%

(In thousands)	December 2019
Amount included in the balance sheet:
Projected benefit obligations	$20,651
Fair value of plan assets	7,427
Funded status - recorded in other liabilities (Note 11)	$13,224
Accumulated other comprehensive loss, pretax - net deferred actuarial losses	(3,068)
Actuarial assumptions used to determine pension obligation:
Discount rate	0.68%
Rate of compensation increase	3.00%
Accumulated benefit obligations	$11,636

Kontoor Brands, Inc. 2019 Form 10-K - 71

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

Net pension costs are reflected in the Company's statements of income within "selling, general and administrative expenses." Plan assets are invested in group insurance contracts, the fair value of which are provided by the insurance companies (Level 2). Refer to Note 13 to the Company's financial statements for a description of the three levels of the fair value hierarchy.
Other Retirement and Savings Plans
Kontoor sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Certain of the Company’s employees participate in this plan. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds and a separately managed fixed-income fund. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. At December 2019, the liability to the Company’s participants was $59.9 million, of which $6.5 million was recorded in "accrued liabilities" (Note 11) and $53.4 million was recorded in "other liabilities" (Note 11). At December 2018, the liability to the Company’s participants was $46.7 million, of which $11.7 million was recorded in "accrued liabilities" (Note 11) and $35.0 million was recorded in "other liabilities" (Note 11). Beginning in 2019, the Company also sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. At December 2019, the Company's liability for this plan was $0.2 million and was recorded in "other liabilities" (Note 11).
Kontoor has purchased publicly traded mutual funds and a separately managed fixed-income fund in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of Kontoor’s insolvency. Accordingly, at December 2019, the fair value of investments attributable to the Company’s participants was $59.9 million, of which $6.5 million was recorded in "other current assets" and $53.4 million was recorded in "other assets" (Note 9). At December 2018, the fair value of investments attributable to the Company’s participants was $46.7 million, of which $11.7 million was recorded in "other current assets" and $35.0 million was recorded in "other assets" (Note 9).
Kontoor sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. The Company’s expense under these plans was $7.9 million in 2019, $11.0 million in 2018 and $10.2 million in 2017.
NOTE 13 — FAIR VALUE MEASUREMENTS
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

Kontoor Brands, Inc. 2019 Form 10-K 72

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

Recurring Fair Value Measurements
The following table presents financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2019
Financial assets:
Cash equivalents:
Money market funds	$25,706	$25,706	$—	$—
Time deposits	4,788	4,788	—	—
Foreign currency exchange contracts	5,563	—	5,563	—
Investment securities	59,922	56,437	3,485	—
Financial liabilities:
Foreign currency exchange contracts	2,795	—	2,795	—
Interest rate swap agreements	3,089	—	3,089	—
Deferred compensation	60,129	—	60,129	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2018
Financial assets:
Cash equivalents:
Money market funds	$21,687	$21,687	$—	$—
Time deposits	2,518	2,518	—	—
Investment securities	46,666	46,666	—	—
Financial liabilities:
Deferred compensation	46,666	—	46,666	—

The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign currency exchange forward contracts and interest rate swap agreements, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and observable interest rate yield curves for interest rate swap agreements. Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities. These investments are primarily comprised of mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed-income fund (Level 2) with underlying investments that are valued based on quoted prices for similar assets in active markets or quoted prices in inactive markets for identical assets. Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments (Level 2).
Additionally, at December 2019, the carrying value of the Company's long-term debt was $913.3 million compared to a fair value of $906.1 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, due from former parent, notes receivable from former parent, short-term borrowings, accounts payable, due to former parent, notes payable to former parent and accrued liabilities. At December 2019 and December 2018, their carrying values approximated fair value due to the short-term nature of these instruments. The Company did not transfer any assets or liabilities among the levels of the fair value hierarchy during the years ended December 2019 or December 2018.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, operating lease assets, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be

Kontoor Brands, Inc. 2019 Form 10-K - 73

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

assessed for impairment when events or circumstances indicate that carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using market-based assumptions.
Rock & Republic® Trademark Intangible Asset Impairment Analysis — The Rock & Republic® brand has a domestic exclusive wholesale distribution and licensing arrangement that covers all branded apparel, accessories and other merchandise. During the quarter ended June 30, 2018, management identified a triggering event based on expected modifications to the arrangement, and performed a quantitative impairment analysis of the Rock & Republic® trademark intangible asset to determine if the carrying value was recoverable. Based on the analysis performed, the undiscounted cash flows exceeded the carrying value of $49.0 million and management concluded that the trademark intangible asset did not require further testing.
During the third quarter of 2019, management determined that the exclusive domestic wholesale distribution and licensing agreement of the Rock & Republic® brand would not be extended. This was considered a triggering event that required management to perform a quantitative impairment analysis of the Rock & Republic® trademark intangible asset as of August 2019. Based on this analysis, the Company recorded a $32.6 million non-cash impairment charge which was reflected within "non-cash impairment of intangible asset" in the Company's statement of income during the third quarter of 2019. The Company did not incur any impairment charges during 2018.
Management used the income-based relief-from-royalty method to calculate the pre-tax undiscounted future cash flows in estimating the fair value of the Rock & Republic® trademark intangible asset, as described in Note 1 to the Company's financial statements. Key assumptions utilized within the quantitative impairment analysis included (1) long-term growth in revenues resulting from projected expansion across multiple distribution channels, including licensing arrangements within international markets, (2) royalty rates based on historical arrangements as well as known royalty rates of comparable owned and third-party brands and (3) market-based discount rates. It is possible that the Company's conclusions regarding fair value of the Rock & Republic® trademark intangible asset could change in future periods. There can be no assurance that the estimates and assumptions used in the Company's intangible asset impairment testing will prove to be accurate predictions of the future. For example, variations in the Company's assumptions related to discount rates, comparable company market approach inputs, business performance and execution of planned growth strategies could impact future conclusions.
Annual Goodwill and Indefinite-lived Intangible Assets Impairment Analysis — Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of 2019 for all reporting units and indefinite-lived intangible assets. Based on results of the qualitative impairment assessment, further testing was not necessary and no impairment charges of goodwill or indefinite-lived intangible assets were recorded in 2019. Refer to Part II, Item 7 - Critical Accounting Policies and Estimates for additional discussion regarding non-recurring fair value measurements.
NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
On April 24, 2019, the Company began entering into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $341.6 million at December 2019, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
On July 24, 2019, the Company entered into "floating to fixed" derivative agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $475.0 million at December 2019. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship, although a limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.

Kontoor Brands, Inc. 2019 Form 10-K 74

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

The following table presents the fair value of outstanding derivatives on an individual contract basis:

	December 2019

(In thousands)	Fair Value of Derivatives with Unrealized Gains	Fair Value of Derivatives with Unrealized Losses
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$5,199	$(2,690)
Interest rate swap agreements	—	(3,089)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	364	(105)
Total derivatives	$5,563	$(5,884)

The Company records and presents the fair value of all derivative assets and liabilities in the Company's balance sheets on a gross basis, even though certain of the derivative contracts are subject to master netting agreements. If the Company were to offset and record the asset and liability balances of its derivative contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Company's balance sheets would be adjusted from the current gross presentation to the net amounts.
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	December 2019
(In thousands)	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$5,563	$(5,884)
Gross amounts not offset in the balance sheet	(1,133)	1,133
Net amounts	$4,430	$(4,751)

The following table presents the location of derivatives in the Company's balance sheet, with current or noncurrent classification based on maturity dates:

(In thousands)	December 2019
Other current assets	$4,303
Accrued liabilities	(2,058)
Other assets	1,260
Other liabilities	(3,826)

Cash Flow Hedges
The following tables present the effects of cash flow hedges included in the Company's statements of income and statements of comprehensive income:

(In thousands)	Gain (Loss) on Derivatives Recognized in OCI

Cash Flow Hedging Relationships	Year Ended December 2019
Foreign currency exchange contracts	$3,683
Interest rate swap agreements	(1,954)
Total	$1,729

Kontoor Brands, Inc. 2019 Form 10-K - 75

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

(In thousands)	Gain (Loss) Reclassified from AOCL into Income

Location of Gain (Loss)	Year Ended December 2019
Net revenues	$(844)
Cost of goods sold	6,745
Other expense, net	343
Interest expense	1,136
Total	$7,380

Derivative Contracts Not Designated as Hedges
The Company uses derivative contracts to manage foreign currency exchange risk on certain accounts receivable and accounts payable. These contracts are not designated as hedges and are recorded at fair value in the Company's balance sheets. Changes in the fair values of these instruments are recognized directly in earnings. Gains or losses on these contracts largely offset the net transaction gains or losses on the related assets and liabilities.
The following table presents a summary of these derivatives included in the Company's statement of income:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income

Derivatives Not Designated as Hedges		Year Ended December 2019
Foreign currency exchange contracts	Cost of goods sold	$829
		$829

Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during 2019.
In connection with the Separation, VF transferred to the Company $11.6 million of unrecognized gains on foreign currency exchange contracts related to the Jeanswear business. These gains were deferred in AOCL and are being reclassified to earnings as the Company recognizes the underlying transactions in net revenue.
At December 2019, AOCL included $7.4 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.
NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company's comprehensive income consists of net income and specified components of OCI, which relate to changes in assets and liabilities that are not included in net income but are instead deferred and accumulated within a separate component of equity in the Company's balance sheets. The Company's comprehensive income is presented in the Company's statements of comprehensive income.
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	December 2019	December 2018	December 2017
Foreign currency translation	$(84,118)	$(145,182)	$(122,482)
Defined benefit pension plans	(2,301)	—	—
Derivative financial instruments	6,721	—	—
Accumulated other comprehensive loss	$(79,698)	$(145,182)	$(122,482)

Kontoor Brands, Inc. 2019 Form 10-K 76

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

The following table presents changes in AOCL and related tax impact:

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2016	$(148,088)	$—	$—	$(148,088)
Other comprehensive income (loss)	26,682	—	—	26,682
Tax benefit (expense)	(1,076)	—	—	(1,076)
Net other comprehensive income (loss)	25,606	—	—	25,606
Balance, December 2017	$(122,482)	$—	$—	$(122,482)
Other comprehensive income (loss)	(22,700)	—	—	(22,700)
Net other comprehensive income (loss)	(22,700)	—	—	(22,700)
Balance, December 2018	(145,182)	—	—	(145,182)
Other comprehensive income (loss) before reclassifications	3,167	(2,010)	1,729	2,886
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(7,380)	(7,380)
Net other comprehensive income (loss)	3,167	(2,010)	(5,651)	(4,494)
Amounts transferred from former parent	57,897	(1,058)	11,645	68,484
Tax benefit (expense)	—	767	727	1,494
Balance, December 2019	$(84,118)	$(2,301)	$6,721	$(79,698)

The following table presents reclassifications out of AOCL:

(In thousands)		Year Ended December

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements	2019	2018	2017
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(844)	$—	$—
Foreign currency exchange contracts	Cost of goods sold	6,745	—	—
Foreign currency exchange contracts	Other expense, net	343	—	—
Interest rate swap agreements	Interest expense	1,136	—	—
Total before tax		7,380	—	—
Tax benefit (expense)	Income taxes	(706)	—	—
Total reclassifications for the period, net of tax		$6,674	$—	$—

Kontoor Brands, Inc. 2019 Form 10-K - 77

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTE 16 — STOCK-BASED COMPENSATION
Description of Plans
Prior to the Separation, certain Company employees participated in the VF amended and restated 1996 Stock Compensation Plan (the "VF Plan"), pursuant to which VF granted shares of options, restricted stock units (“RSUs”), performance-based restricted stock units ("PRSUs") and restricted stock awards ("RSAs").
Effective as of May 20, 2019, the Company's Board of Directors authorized the Kontoor Brands, Inc. 2019 Stock Compensation Plan (the "2019 Plan"). Pursuant to the 2019 Plan, the Company is authorized to grant equity-based awards to officers, key employees and nonemployee members of the Company’s Board of Directors in the form of options, RSUs, PRSUs and RSAs. The 2019 Plan also allows for the issuance of replacement grants related to the conversion of VF awards for employees that transferred from VF to the Company (defined below as “Converted Awards”). A maximum of 7.5 million shares of Common Stock, plus shares subject to Converted Awards, may be issued under the 2019 Plan. As of December 2019, 6.6 million shares remained available for future grants. Shares delivered under the 2019 Plan are issued from Kontoor's authorized but unissued Common Stock.
Substantially all of the Company’s outstanding awards are classified as equity awards, which are accounted for within stockholders’ equity in the Company's balance sheet. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period. Awards that do not vest are forfeited.
Conversion at Separation
In accordance with the terms of the Separation, share-based awards granted to Company employees under the VF Plan ("VF Awards") were converted at the time of Separation to options, RSUs, PRSUs and RSAs totaling approximately 2.4 million shares of Kontoor Common Stock (the "Converted Awards"). Certain stock option and PRSU awards were retained by VF to be settled in accordance with their original terms under the VF Plan.
The VF Awards were converted using a ratio of 2.425563, which was designed to preserve the intrinsic economic value of the VF Awards after taking into consideration the spin-off. The Company performed a comparison of the fair value immediately before the conversion to the fair value immediately after the conversion, and recorded compensation expense of $0.5 million at the time of Separation to reflect the incremental fair value of the Converted Awards.
Stock-based Compensation Expense
For the period from 2017 through the Separation date, stock-based compensation expense was presented on a carve-out basis, and included expense for VF grants related directly to employees that were historically dedicated to the Jeanswear business ("direct employees") as well as an allocation of VF’s corporate and shared employee stock-based compensation expenses. Of the total stock-based compensation cost recognized by the Company in 2019 (through the Separation date), 2018 and 2017, $7.3 million, $10.9 million and $9.2 million, respectively, related to direct employees and $2.2 million, $4.0 million and $3.8 million, respectively, related to allocations of VF’s corporate and shared employee stock-based compensation expenses.
For the period from the Separation date through December 2019, stock-based compensation includes expense related to the Converted Awards and new grants under the 2019 Plan, as well as the expense related to grants remaining under the VF Plan, all of which is being amortized over the remaining vesting periods of the awards.
The following table presents total stock-based compensation cost and the associated income tax benefits recognized in the statements of income for all awards:

	Year Ended December

(In thousands)	2019	2018	2017
Stock-based compensation cost	$23,844	$14,894	$13,021
Income tax benefits	5,011	3,692	4,844

There were no material amounts of stock-based compensation costs included in inventory at December 2019, December 2018 or December 2017.
At December 2019, there was $23.1 million of total unrecognized compensation cost related to all stock-based compensation arrangements for Company employees that will be recognized over a weighted average period of approximately 1.5 years.

Kontoor Brands, Inc. 2019 Form 10-K 78

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

Stock Options
Converted Awards — The following information relates to the historical valuation of stock option awards granted by VF prior to the Separation. The exercise price of each option was equal to the fair market value of VF's common stock on the grant date.
The grant date fair value of each option award is calculated using a lattice option-pricing valuation model, which incorporates a range of assumptions for inputs as follows:

	2019	2018	2017
Expected volatility	25% to 27%	22% to 29	23% to 30
Weighted average expected volatility	26%	25%	24%
Expected term (in years)	6.1 to 7.5	6.1 to 7.6	6.3 to 7.7
Weighted average dividend yield	2.5%	2.9%	2.8%
Risk-free interest rate	2.5% to 2.8%	1.9% to 3.2	0.7% to 2.4
Weighted average fair value at date of grant	$18.13	$15.40	$9.90

Employee stock options vest in equal annual installments over three years, and compensation cost is recognized ratably over the shorter of the requisite service period or the vesting period. All options granted have ten-year terms.
Stock options granted to employees that transferred from VF to the Company with the Separation were included in the Converted Awards as discussed above except for retirement eligible employees, whose options remained with VF. The adjusted exercise price and outstanding quantities of the Converted Awards are included in the table below. No stock options have been granted by the Company subsequent to the Separation.
The following table presents stock option activity from the Separation date to December 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Converted Awards at May 23, 2019	1,835,236	25.77	6.4	$30,682
Exercised	(113,548)	19.66
Forfeited/cancelled	(5,666)	29.56
Outstanding at December 2019	1,716,022	26.16	6.6	$28,016
Exercisable at December 2019	1,085,556	25.71	6.0	$18,218

The total fair value of stock options that vested since the Separation was $0.3 million. The total intrinsic value of stock options exercised since the Separation was $2.0 million.
Restricted Stock Units
Converted Awards — Prior to the Separation, VF granted PRSUs that enabled employees to receive shares of VF Common Stock in the year following the conclusion of a three-year performance period. Each PRSU had a potential final payout ranging from zero to two shares of VF Common Stock. For PRSUs granted in 2016 and 2017, the number of shares earned by participants, if any, was based on achievement of a three-year baseline profitability goal and annually established performance goals set by the Talent and Compensation Committee of VF’s Board of Directors. For PRSUs granted in 2018, the number of shares earned by participants, if any, was based on achievement of three-year financial targets set by the Talent and Compensation Committee of VF’s Board of Directors.
The actual number of shares earned may also be adjusted upward or downward by 25% of the target award based on how VF’s total shareholder return (“TSR”) over the three-year period compares to the TSR for companies included in the Standard & Poor’s 500 Consumer Discretionary Index for 2018 grants, and the Standard & Poor’s 500 Index for 2017 grants. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs and was $4.61 and $2.67 per share for the 2018 and 2017 PRSU grants, respectively.
The 2016 PRSUs were retained by VF and paid out in June 2019 under the original terms of the awards. A portion of the 2017 and 2018 PRSUs was retained by VF to be paid out under the original terms of the awards. The remaining 2017 PRSUs were converted to 43,786 shares of Kontoor non-performance based RSU awards, and the remaining 2018 PRSUs were converted to 82,542 shares of Kontoor PRSU awards, all of which are included in the table below.

Kontoor Brands, Inc. 2019 Form 10-K - 79

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

In addition, VF granted time-based RSUs to employees as part of its annual stock compensation program during 2018. Each time-based RSU entitles the holder to one share of VF Common Stock. These awards typically vest 50% over a two-year period and 50% over a four-year period from the date of grant. All of these awards were converted to 196,325 shares of Kontoor time-based RSUs and are included in the table below.
New Awards — Kontoor grants PRSUs that enable employees to receive shares of Kontoor Common Stock at the end of a three-year performance period. Each PRSU has a potential final payout ranging from zero to two shares of Kontoor Common Stock. The number of shares earned by participants, if any, is based on achievement of annually established performance goals set by the Talent and Compensation Committee of the Kontoor Board of Directors. Shares earned will be issued to participants following the conclusion of the three-year performance period.
Kontoor also grants nonperformance-based RSUs to certain key employees and nonemployee members of the Board of Directors. Each time-based employee RSU entitles the holder to one share of Kontoor Common Stock and typically vests over a three-year period. Each RSU granted to a nonemployee member of the Board of Directors vests upon grant and will be settled in one share of Kontoor Common Stock one year from the date of grant.
Dividend equivalents on the RSUs accumulate during the vesting period and are payable in additional shares of Kontoor Common Stock when the RSUs vest. Dividend equivalents are subject to the same risk of forfeiture as the RSUs.
During 2019, the Company granted new awards under the 2019 Plan, including PRSUs for 422,359 shares granted to employees, time-based RSUs for 348,906 shares granted to employees and time-based RSUs for 29,739 shares granted to nonemployee members of the Board of Directors. The grant date fair value of the awards was equal to the per share fair market value of the underlying Kontoor Common Stock on each grant date.
The following table presents RSU and PRSU activity from the Separation date to December 2019:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value

Converted Awards at May 23, 2019	82,542	31.00	240,111	30.26
Granted	422,359	32.27	378,645	32.52
Dividend equivalents	—	—	17,407	31.48
Issued as Common Stock	—	—	(4,691)	25.00
Forfeited/canceled	(604)	31.00	(4,596)	29.04
Outstanding at December 2019	504,297	32.06	626,876	31.71
Vested at December 2019	—	—	45,034	34.11

At December 2019, the fair value of PRSU and RSU awards outstanding was $21.4 million and $26.6 million, respectively.
Restricted Stock Awards
Converted Awards — Prior to the Separation, VF granted RSAs of VF Common Stock to certain members of management with vesting periods of up to five years from the grant date. The fair value of the RSAs was equal to the fair market value of VF Common Stock at the grant date. Dividends accumulate in the form of additional RSAs and are subject to the same risk of forfeiture as the RSAs. These awards were converted to Kontoor RSAs at the Separation and are included in the table below. They generally have the same terms and conditions as the original awards and are being amortized ratably over the remaining vesting periods.
The following table presents RSA activity from the Separation date to December 2019:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value

Converted Awards at May 23, 2019	273,531	25.11
Dividend equivalents	5,702	25.15
Vested	(85,082)	25.02
Nonvested shares at December 2019	194,151	25.15

The fair value of nonvested RSAs was $8.2 million at December 2019. The fair value of the shares that vested since the Separation was $2.6 million.

Kontoor Brands, Inc. 2019 Form 10-K 80

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

During 2019, approximately 39,700 shares were withheld to settle employee tax withholding related to vesting of awards.
NOTE 17 — INCOME TAXES
As discussed in Note 1 to the Company's financial statements, income taxes for periods prior to the Separation were prepared on a carve-out basis of accounting.
The following table presents income before income taxes for which the provision for income taxes was computed:

	Year Ended December

(In thousands)	2019	2018	2017
Domestic	$61,691	$159,716	$169,160
Foreign	73,503	180,362	189,993
Income before income taxes	$135,194	$340,078	$359,153

The following table presents components of the provision for income taxes:

	Year Ended December

(In thousands)	2019	2018	2017
Current:
Federal	$14,831	$29,670	$161,482
Foreign	23,017	32,501	31,444
State	4,866	12,303	13,546
Total current income taxes	42,714	74,474	206,472
Deferred:
Federal and state	(5,912)	4,067	36,009
Foreign	1,738	(1,536)	481
Total deferred income taxes	(4,174)	2,531	36,490
Total provision for income taxes	$38,540	$77,005	$242,962

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. Generally, accounting for the impacts of newly enacted tax legislation is required to be recorded in the period of enactment; however, in response to the complexities and ambiguity surrounding the Tax Act, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB 118") to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC provided a one-year measurement period for companies to analyze and finalize the accounting for the Tax Act. During the one-year measurement period, SAB 118 allowed companies to recognize provisional amounts when reasonable estimates could be made for the impacts resulting from the Tax Act. The Company finalized the accounting for the Tax Act as detailed below.
During 2017, the Company recognized a provisional charge of $136.7 million, primarily comprised of $110.6 million related to the transition tax and $19.4 million of tax expense related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%. The transition tax payable was not transferred from the former parent to the Company with the Separation. This treatment is consistent with other taxes payable for which the Company is not liable under relevant tax laws and the Tax Matters Agreement. Other provisional charges of $6.7 million were recorded in 2017, primarily related to establishing a deferred tax liability for foreign withholding and state taxes related to unremitted foreign earnings.
The Company finalized its accounting for the Tax Act during the one-year measurement period provided by SAB 118, and recognized additional net charges of $5.5 million in 2018, primarily comprised of $5.7 million of charges related to the transition tax, additional tax benefits of $1.5 million related to revaluing U.S. deferred tax assets and liabilities using the new U.S. corporate tax rate of 21%, and other charges of $1.3 million related to establishing a deferred tax liability for foreign withholding taxes.
In accordance with GAAP, companies may make an accounting policy election to either treat taxes resulting from global intangible low-tax income ("GILTI") as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company completed its analysis related to this accounting policy election and decided to treat the taxes resulting from GILTI as a component of current income tax expense, consistent with the treatment prior to the accounting policy election.

Kontoor Brands, Inc. 2019 Form 10-K - 81

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

The following table presents a reconciliation of the differences between income taxes computed by applying the statutory federal income tax rate and income tax expense reported in the financial statements:

	Year Ended December

(In thousands)	2019	2018	2017
Tax at federal statutory rate	$28,391	$71,416	$125,703
State income taxes, net of federal tax benefit	2,476	10,532	5,788
Foreign rate differences	(8,983)	(5,125)	(28,077)
Tax reform	258	5,526	136,722
Stock-based compensation - federal	(3,169)	(2,692)	(2,929)
Adjustments to opening balances	1,928	—	—
Change in valuation allowance	17,025	(2,707)	5,120
GILTI	2,437	—	—
Change in indefinite reinvestment assertions	(3,914)	—	—
Other	2,091	55	635
Income taxes	$38,540	$77,005	$242,962

Income tax expense includes tax benefits of $0.6 million, $5.8 million and $4.7 million in 2019, 2018 and 2017, respectively, from favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.
The following table presents the components of deferred income tax assets and liabilities:

(In thousands)	December 2019	December 2018
Deferred income tax assets:
Inventories	$7,811	$7,676
Deferred compensation	13,816	11,701
Other employee benefits	10,125	3,297
Stock-based compensation	8,076	6,243
Other accrued expenses	27,369	19,266
Intangible assets	21,356	7,541
Leases	20,219	—
Operating loss carryforwards	9,779	23,702
Gross deferred income tax assets	118,551	79,426
Less: valuation allowance	(16,699)	(24,175)
Net deferred income tax assets	101,852	55,251
Deferred income tax liabilities:
Leases	19,417	—
Depreciation	2,959	4,142
Taxes on unremitted earnings	2,163	9,702
Other deferred tax liabilities	221	1,195
Deferred income tax liabilities	24,760	15,039
Total net deferred income tax assets	$77,092	$40,212
Amounts included in the balance sheets:
Deferred income taxes - assets	$79,551	$42,891
Deferred income taxes - liabilities	(2,459)	(2,679)
	$77,092	$40,212

Kontoor Brands, Inc. 2019 Form 10-K 82

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

At the end of 2019, the Company is not asserting indefinite reinvestment with regards to foreign short-term liquid assets, except for certain jurisdictions with foreign earnings totaling $19.7 million that are considered indefinitely reinvested. The Company has determined the unrecorded deferred tax liability associated with the $19.7 million basis difference is approximately $1.1 million, primarily related to withholding taxes.
The Company has $2.2 million of potential tax benefits for foreign operating loss carryforwards, none of which have an unlimited carryforward life. In addition, there are $7.6 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2020 and 2039.
A valuation allowance has been provided where it is more likely than not that deferred tax assets related to operating loss carryforwards will not be realized. Valuation allowances totaled $1.8 million for available foreign operating loss carryforwards, $7.6 million for available state operating loss and credit carryforwards, $6.7 million for other foreign deferred income tax assets, and $0.6 million for other state deferred income tax assets. During 2019, the Company recorded tax expense for a net increase in valuation allowances of $0.6 million related to state operating loss and credit carryforwards as well as other state deferred income tax assets, a net increase in valuation allowances of $6.0 million related to a change in judgement about the realizability of certain foreign deferred tax balances transferred from former parent with the Separation, and $10.4 million related to current year foreign operating losses and other deferred tax assets, inclusive of foreign currency effects. As a result of the Separation, a $24.5 million decrease in valuation allowances was recorded within "former parent investment" in the financial statements, since the corresponding tax attributes reported by the Company on a carve-out basis were not transferred to the Company, as discussed in Note 1 to the Company's financial statements.
The following table presents a reconciliation of the change in the accrual for unrecognized income tax benefits:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, December 2016	$48,842	$1,411	$50,253
Additions for current year tax positions	7,419	—	7,419
Additions for prior year tax positions	75	1,458	1,533
Reductions for prior year tax positions	(418)	(1)	(419)
Reductions due to statute expirations	(4,655)	(380)	(5,035)
Balance, December 2017	51,263	2,488	53,751
Additions for current year tax positions	2,458	8	2,466
Additions for prior year tax positions	6,286	2,870	9,156
Reductions for prior year tax positions	(191)	—	(191)
Reductions due to statute expirations	(5,735)	(427)	(6,162)
Balance, December 2018	54,081	4,939	59,020
Additions for current year tax positions	1,260	—	1,260
Additions for prior year tax positions	4,881	2,632	7,513
Reductions for prior year tax positions	(3,680)	(318)	(3,998)
Reductions due to statute expirations	(674)	(127)	(801)
Payments in settlement	(205)	(183)	(388)
Amounts transferred to former parent	(41,986)	(2,728)	(44,714)
Balance, December 2019	$13,677	$4,215	$17,892

(In thousands)	December 2019	December 2018
Amounts included in the balance sheets:
Unrecognized income tax benefits, including interest and penalties	$17,892	$59,020
Less: deferred tax benefits	(3,626)	(7,724)
Total unrecognized tax benefits	$14,266	$51,296

The unrecognized tax benefits of $14.3 million at the end of 2019, if recognized, would reduce the annual effective tax rate.

Kontoor Brands, Inc. 2019 Form 10-K - 83

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

The Company will file a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company has not filed its initial consolidated U.S. federal income tax return; therefore, there are no open IRS examinations. However, the Company is currently subject to examination by various U.S. state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.9 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $0.7 million of which would reduce income tax expense.
NOTE 18 — EARNINGS PER SHARE
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
The following table presents the computation of basic and diluted EPS:

	Year Ended December

(In thousands, except per share amounts)	2019	2018	2017
Net income	$96,654	$263,073	$116,191
Basic weighted average shares outstanding	56,688	56,648	56,648
Dilutive effect of stock-based awards	521	—	—
Diluted weighted average shares outstanding	57,209	56,648	56,648
Earnings per share:
Basic earnings per share	$1.71	$4.64	$2.05
Diluted earnings per share	$1.69	$4.64	$2.05

A total of 0.1 million shares related to stock-based awards were excluded from the calculation of diluted earnings per share in 2019 because the effect of their inclusion would have been anti-dilutive. A total of 0.3 million shares related to performance-based RSUs were excluded from the calculations of diluted earnings per share in 2019 because these units were not considered to be contingent outstanding shares.

Kontoor Brands, Inc. 2019 Form 10-K 84

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTE 19 — LEASES
The following table presents lease-related assets and liabilities recorded in the Company's balance sheet:

(In thousands)	December 2019
Assets
Operating lease assets, noncurrent	$86,582
Total lease assets	$86,582

Liabilities
Operating lease liabilities, current	$35,389
Operating lease liabilities, noncurrent	54,746
Total lease liabilities	$90,135

Weighted-average remaining lease term (in years)
Operating leases	3.85
Weighted-average discount rate
Operating leases	3.15%

Lease costs
The following table presents certain information related to lease costs for operating leases:

(In thousands)	Year Ended December 2019
Operating lease costs	$37,743
Short-term lease costs (excluding leases of one month or less)	3,043
Variable lease costs	5,300
Total lease costs	$46,086

Rent expense associated with operating leases for the year ended December 2018 totaled approximately $40.8 million.
Other information
The following table presents supplemental cash flow and non-cash information related to leases:

(In thousands)	Year Ended December 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$46,239
Right-of-use assets obtained in exchange for new operating leases - non-cash activity	$39,874

Kontoor Brands, Inc. 2019 Form 10-K - 85

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

The following table presents future maturities of operating lease liabilities as of December 2019:

(In thousands)	Lease Obligations
2020	$36,711
2021	22,261
2022	11,979
2023	8,938
2024	5,222
Thereafter	6,574
Total future minimum lease payments	91,685
Less: amounts related to imputed interest	(1,550)
Present value of future minimum lease payments	90,135
Less: operating lease liabilities, current	(35,389)
Operating lease liabilities, noncurrent	$54,746

As of December 2019, the Company had entered into approximately $0.6 million of operating lease arrangements, on an undiscounted basis, that had not yet commenced. The Company continuously monitors and may negotiate contract amendments that include extensions or modifications to existing leases.
The following table presents the future minimum lease payments during the noncancelable lease terms as of December 2018, prior to the adoption of ASU 2016-02:

(In thousands)	December 2018
2019	$33,562
2020	29,246
2021	17,810
2022	7,932
2023	4,353
Thereafter	4,582
Total future minimum lease payments	$97,485

NOTE 20 — COMMITMENTS
The Company is obligated under noncancelable operating leases. Refer to Note 19 to the Company's financial statements for additional information related to future lease payments.
The Company has entered into licensing agreements that provide the Company rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized within "cost of goods sold" in the statements of income. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $1.0 million, $1.0 million, $0.1 million, $0.1 million and $0.1 million for 2020 through 2024, respectively. There are currently no payments due beyond 2024.
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, contract production and finished products. These agreements typically range from one to five months in duration and require total payments of $347.7 million in 2020.
The Company has entered into commitments for (i) service and maintenance agreements related to management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $56.0 million, $28.1 million, $7.7 million, $6.1 million, $3.3 million and $17.5 million for 2020 through 2024 and thereafter, respectively.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $32.6 million as of December 2019. These commitments would only be drawn upon if the Company were to fail to meet related claims or other obligations.

Kontoor Brands, Inc. 2019 Form 10-K 86

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTE 21 — RESTRUCTURING
The Company incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits. Of the $24.6 million of restructuring charges recognized during 2019, $13.8 million was reflected within "selling, general and administrative expenses" and $10.8 million within "costs of goods sold" in the statements of income. Of the $20.4 million of restructuring charges recognized during 2018, $9.1 million was reflected within "selling, general and administrative expenses" and $11.3 million within "cost of goods sold." Of the $9.5 million of restructuring charges recognized during 2017, $6.5 million was reflected within "selling, general and administrative expenses" and $3.0 million within "cost of goods sold."
All of the $2.2 million total restructuring accrual reported in the Company's balance sheet at December 2019 is expected to be paid out within the next 12 months and is classified within "accrued liabilities." Of the $23.2 million total restructuring accrual at December 2018, $21.2 million was classified within "accrued liabilities" and the remaining $2.0 million to be paid out beyond the next 12 months was classified within "other liabilities."
The following table presents the components of restructuring charges:

	Year Ended December

(In thousands)	2019	2018	2017
Severance and employee-related benefits	$14,903	$20,385	$9,541
Asset impairments	1,596	—	—
Inventory write-downs	4,403	—	—
Other	3,660	—	—
Total restructuring charges	$24,562	$20,385	$9,541
The following table presents the restructuring charges by business segment:

	Year Ended December

(In thousands)	2019	2018	2017
Wrangler	$17,613	$13,358	$3,367
Lee	6,685	6,592	6,174
Other	264	435	—
Total	$24,562	$20,385	$9,541

The following table presents activity in the restructuring accrual for the periods ending December 2019 and December 2018:

(In thousands)	Severance	Other	Total
Accrual at December 2017	$11,007	$—	$11,007
Charges	20,385	—	20,385
Cash payments	(6,586)	—	(6,586)
Adjustments to accruals	(1,540)	—	(1,540)
Currency translation	(17)	—	(17)
Accrual at December 2018	$23,249	$—	$23,249
Charges	14,903	3,660	18,563
Cash payments	(31,201)	(839)	(32,040)
Adjustments to accruals	1,663	—	1,663
Currency translation	(58)	(197)	(255)
Adjustment at Separation	(6,384)	(2,624)	(9,008)
Accrual at December 2019	$2,172	$—	$2,172

Kontoor Brands, Inc. 2019 Form 10-K - 87

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTE 22 — TRANSACTIONS WITH FORMER PARENT
Prior to the Separation, the Company's financial statements were prepared on a carve-out basis and were derived from the consolidated financial statements and accounting records of VF. The following discussion summarizes activity between the Company and VF.
Allocation of General Corporate Expenses
Prior to the Separation, the Company's statements of income included expenses for certain centralized functions and other programs provided and administered by VF that were charged directly to the Company. In addition, for purposes of preparing these financial statements on a carve-out basis, the Company was allocated a portion of VF's total corporate expenses. Refer to Note 1 to the Company's financial statements for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.
Sales and Purchases To and From Former Parent
The Company's sales to VF were $14.1 million through the Separation date in 2019, and $51.0 million and $45.5 million in 2018 and 2017, respectively, which are included within "net revenues" in the Company's statements of income. The Company's cost of goods sold includes items purchased from VF totaling $0.5 million through the Separation date in 2019, and $2.1 million and $6.8 million in 2018 and 2017, respectively. At December 2019 and 2018, the aggregate amount of inventories purchased from VF that remained on the Company’s balance sheets was approximately $0.4 million and $0.8 million, respectively.
Notes To and From Former Parent
All notes to and from former parent were settled in connection with the Separation. At December 2018, the Company had notes receivable from former parent of $517.9 million with VF as the counterparty. The weighted-average interest rate for these notes was approximately 3.4% at December 2018.
At December 2018, the Company had notes payable to former parent of $269.1 million with VF as the counterparty. The weighted-average interest rate for these notes was approximately 3.4% at December 2018.
The Company recorded net interest income related to these notes of $3.8 million through the Separation date in 2019, and $7.7 million and $3.4 million in 2018 and 2017, respectively, which is reflected within "interest income from former parent, net" in the Company's statements of income.
Due To and From Former Parent
All amounts due to and from former parent were settled in connection with the Separation. Balances that were due to and from former parent were generated by (i) the sale of trade accounts receivable to VF, (ii) hedging agreements with VF, and (iii) sourcing payable to VF.
As discussed in Note 4 to the Company's financial statements, the Company sold certain of its trade accounts receivable to VF, who then sold them to a financial institution and periodically remitted cash back to the Company.
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
The following table presents components of due from former parent, current:

(In thousands)	December 2019	December 2018
Sale of trade accounts receivable	$—	$544,858
Hedging agreements with VF	—	2,832
	$—	$547,690

Kontoor Brands, Inc. 2019 Form 10-K 88

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

The following table presents components of due from former parent, noncurrent:

(In thousands)	December 2019	December 2018
Hedging agreements with VF	$—	$611

The following table presents components of due to former parent, current:

(In thousands)	December 2019	December 2018
Sourcing payable	$—	$16,140

Net Transfers To and From VF
Net transfers to and from VF are included within "former parent investment" in the statements of equity.
The following table presents components of the transfers to and from VF:

(In thousands)	December 2019 (a)	December 2018	December 2017
General financing activities	$(723,155)	$(32,498)	$(436,910)
Corporate allocations	47,903	113,581	146,042
Stock-based compensation expense	9,582	14,894	13,021
Pension (benefit) costs	(2,246)	6,260	6,748
Purchases from parent	3,193	998	2,357
Sales to parent	(13,988)	(50,962)	(45,483)
Other income tax	10,863	64,150	97,121
Transition tax related to the Tax Act	3,937	5,716	110,562
Cash dividend to former parent	(1,032,948)	—	—
Total net transfers to former parent	$(1,696,859)	$122,139	$(106,542)

(a) Activity reflected through the Separation date.

NOTE 23 — SUBSEQUENT EVENTS
Dividend
On February 18, 2020, the Board of Directors declared a quarterly dividend of $0.56 per share of the Company's common stock. The cash dividend will be payable on March 20, 2020, to shareholders of record at the close of business on March 10, 2020.
Income Taxes
On January 17, 2020, the Swiss canton of Ticino formally adopted The Federal Act on Tax and AVS Financing (“Swiss Tax Act”) and the Company is currently evaluating the expected impact. The associated tax effects will be reflected in the first quarter of 2020, which is the period that the Swiss Tax Act adoption was enacted. The adoption of the Swiss Tax Act is expected to have a favorable one-time impact to tax expense, which could range from $5.5 million to $7.5 million.

Kontoor Brands, Inc. 2019 Form 10-K - 89

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTE 24 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	Full Year (5)
Year Ended December 2019
Net revenues	$648,344	$609,746	$638,138	$652,611	$2,548,839
Operating income	25,195	53,520	31,028	58,547	168,290
Net income	$15,413	$37,986	$14,502	$28,753	$96,654
Earnings per common share (5)
Basic	$0.27	$0.67	$0.26	$0.51	$1.71
Diluted	0.27	0.67	0.25	0.50	1.69
Dividends per common share	$—	$—	$0.56	$0.56	$1.12

(In thousands, except per share amounts)	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)	Full Year (5)
Year Ended December 2018
Net revenues	$669,663	$663,856	$704,246	$726,233	$2,763,998
Operating income	92,408	75,734	95,284	69,616	333,042
Net income	$79,696	$60,458	$71,018	$51,902	$263,073
Earnings per common share (5)
Basic	$1.41	$1.07	$1.25	$0.92	$4.64
Diluted	1.41	1.07	1.25	0.92	4.64
Dividends per common share	$—	$—	$—	$—	$—

(1) During the first quarter of 2019, the Company recorded costs of $36.6 million ($33.4 million after-tax) related to cost optimization of business activities under restructuring programs (consisting primarily of severance and employee-related benefits) and the Separation and establishment of Kontoor as a standalone public company ("Separation costs"). During the first quarter of 2018, the Company recorded restructuring and Separation costs of $1.9 million ($1.5 million after-tax).
(2) During the second quarter of 2019, the Company recorded restructuring and Separation costs of $12.8 million ($10.1 million after-tax). During the second quarter of 2018, the Company recorded restructuring and Separation costs of $2.0 million ($1.7 million after-tax).
(3) During the third quarter of 2019, the Company recorded restructuring and Separation costs of $19.4 million ($14.9 million after-tax) and a non-cash impairment of intangible asset of $32.6 million ($25.2 million after-tax) related to the Rock & Republic® trademark intangible asset. During the third quarter of 2018, the Company recorded restructuring and Separation costs of $1.2 million ($0.1 million after-tax).
(4) During the fourth quarter of 2019, the Company recorded restructuring and Separation costs of $14.4 million ($11.0 million after-tax) and additional expenses related to actions taken to exit certain points of distribution in India of $12.3 million ($10.2 million after-tax). During the fourth quarter of 2018, the Company recorded restructuring and Separation costs of $23.4 million ($18.4 million after-tax).
(5) Per share and full year amounts are computed independently for each quarter presented using unrounded numbers. The sum of the quarterly amounts may not equal the full year amount due to the changes in average quarterly shares outstanding and rounding.

Kontoor Brands, Inc. 2019 Form 10-K 90

Schedule II — Valuation and Qualifying Accounts

		ADDITIONS
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(In thousands)
Year ended December 2017
Allowance for doubtful accounts (a)	$5,176	4,571	—	517	$9,230
Valuation allowance for deferred income tax assets (b)	$21,762	5,120	—	—	$26,882
Year ended December 2018
Allowance for doubtful accounts (a)	$9,230	7,025	—	5,706	$10,549
Valuation allowance for deferred income tax assets (b)	$26,882	—	—	2,707	$24,175
Year ended December 2019
Allowance for doubtful accounts (a)	$10,549	5,988	—	4,685	$11,852
Valuation allowance for deferred income tax assets (b)	$24,175	17,025	—	24,501	$16,699

(a)	Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.

(b)
Additions relate to circumstances where it is more likely than not that deferred income tax assets will not be realized and the effects of foreign currency translation. As a result of the Separation in 2019, a $24.5 million decrease in valuation allowances was recorded within "former parent investment" in the financial statements, since the corresponding tax attributes reported by the Company on a carve-out basis were not transferred to the Company, as discussed in Note 1 to the Company's financial statements.

Kontoor Brands, Inc. 2019 Form 10-K - 91