Form 10-Q
period 2020-03-28
Kontoor Brands, Inc.
filed 2020-05-08
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of April 24, 2020 was 57,104,887.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated and Combined Balance Sheets
(Unaudited)

(In thousands)	March 2020	December 2019	March 2019
ASSETS
Current assets
Cash and equivalents	$479,366	$106,808	$102,945
Accounts receivable, net	213,080	228,459	299,328
Due from former parent, current	—	—	291,127
Notes receivable from former parent	—	—	517,940
Inventories	488,750	458,101	519,006
Prepaid expenses and other current assets	78,597	84,235	50,671
Total current assets	1,259,793	877,603	1,781,017
Due from former parent, noncurrent	—	—	370
Property, plant and equipment, net	129,884	132,192	138,972
Operating lease assets	83,022	86,582	77,305
Intangible assets, net	16,914	17,293	51,913
Goodwill	211,739	212,836	213,623
Other assets	200,443	190,650	122,210
TOTAL ASSETS	$1,901,795	$1,517,156	$2,385,410
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$3,487	$1,070	$8,368
Accounts payable	149,922	147,347	147,403
Due to former parent, current	—	—	3,865
Notes payable to former parent	—	—	241,867
Accrued liabilities	180,538	194,744	206,517
Operating lease liabilities, current	32,781	35,389	29,156
Total current liabilities	366,728	378,550	637,176
Operating lease liabilities, noncurrent	54,150	54,746	51,533
Other liabilities	110,666	101,334	117,719
Long-term debt	1,388,736	913,269	—
Commitments and contingencies
Total liabilities	1,920,280	1,447,899	806,428
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at March 2020, December 2019 and March 2019	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 56,930,737 at March 2020; 56,811,198 at December 2019 and no shares outstanding at March 2019	—	—	—
Additional paid-in capital	153,966	150,673	—
Former parent investment	—	—	1,723,406
Accumulated deficit	(38,989)	(1,718)	—
Accumulated other comprehensive loss	(133,462)	(79,698)	(144,424)
Total (deficit) equity	(18,485)	69,257	1,578,982
TOTAL LIABILITIES AND EQUITY	$1,901,795	$1,517,156	$2,385,410
See accompanying notes to unaudited consolidated and combined financial statements.

3 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Operations
(Unaudited)

	Three Months Ended March

(In thousands, except per share amounts)	2020	2019
Net revenues	$504,498	$648,344
Costs and operating expenses
Cost of goods sold	313,734	401,025
Selling, general and administrative expenses	190,928	222,124
Total costs and operating expenses	504,662	623,149
Operating (loss) income	(164)	25,195
Interest income from former parent, net	—	2,339
Interest expense	(10,939)	(98)
Interest income	416	1,423
Other expense, net	(450)	(971)
(Loss) income before income taxes	(11,137)	27,888
Income taxes	(8,425)	12,475
Net (loss) income	$(2,712)	$15,413
(Loss) earnings per common share
Basic	$(0.05)	$0.27
Diluted	$(0.05)	$0.27
Weighted average shares outstanding
Basic	56,875	56,648
Diluted	57,947	56,648

See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March

(In thousands)	2020	2019
Net (loss) income	$(2,712)	$15,413
Other comprehensive (loss) income
Foreign currency translation
(Losses) gains arising during the period	(27,210)	758
Defined benefit pension plans
Amortization of net deferred actuarial losses	29	—
Derivative financial instruments
Losses arising during the period	(23,655)	—
Reclassification to net (loss) income for gains realized	(2,928)	—
Total other comprehensive (loss) income, net of related taxes	(53,764)	758
Comprehensive (loss) income	$(56,476)	$16,171

See accompanying notes to unaudited consolidated and combined financial statements.

5 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Three Months Ended March

(In thousands)	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(2,712)	$15,413
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Depreciation and amortization	7,385	7,703
Stock-based compensation	2,466	7,685
Provision for doubtful accounts	9,339	2,730
Other	(12,600)	(512)
Changes in operating assets and liabilities:
Accounts receivable	(1,765)	(48,473)
Inventories	(36,566)	(44,926)
Due from former parent	—	256,803
Accounts payable	3,664	12,935
Income taxes	(3,676)	1,311
Accrued liabilities	(15,049)	9,426
Due to former parent	—	(12,268)
Other assets and liabilities	4,097	(1,340)
Cash (used) provided by operating activities	(45,417)	206,487
INVESTING ACTIVITIES
Capital expenditures	(10,423)	(5,300)
Software purchases	(8,781)	—
Other	(3,104)	(20)
Cash used by investing activities	(22,308)	(5,320)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	512,500	—
Repayments under revolving credit facility	(37,500)	—
Repayment of notes payable to former parent	—	(27,245)
Net transfers to former parent	—	(173,485)
Dividends paid	(31,877)	—
Proceeds from issuance of Common Stock, net of shares withheld for taxes	(1,855)	—
Other	2,566	5,081
Cash provided (used) by financing activities	443,834	(195,649)
Effect of foreign currency rate changes on cash and cash equivalents	(3,551)	651
Net change in cash and cash equivalents	372,558	6,169
Cash and cash equivalents – beginning of period	106,808	96,776
Cash and cash equivalents – end of period	$479,366	$102,945

See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of (Deficit) Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total (Deficit) Equity

(In thousands)	Shares	Amounts

Balance, December 2019	56,812	$—	$150,673	$(1,718)	$(79,698)	$69,257
Net loss	—	—	—	(2,712)	—	(2,712)
Stock-based compensation, net	119	—	3,293	(2,682)	—	611
Foreign currency translation	—	—	—	—	(27,210)	(27,210)
Defined benefit pension plans	—	—	—	—	29	29
Derivative financial instruments	—	—	—	—	(26,583)	(26,583)
Dividends on Common Stock ($0.56 per share)	—	—	—	(31,877)	—	(31,877)
Balance, March 2020	56,931	$—	$153,966	$(38,989)	$(133,462)	$(18,485)

	Former Parent Investment	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)
Balance, December 2018	$1,868,634	$(145,182)	$1,723,452
Adoption of new accounting standard (ASU 2016-02)	(2,713)	—	(2,713)
Net income	15,413	—	15,413
Foreign currency translation	—	758	758
Net transfers to former parent	(157,928)	—	(157,928)
Balance, March 2019	$1,723,406	$(144,424)	$1,578,982

See accompanying notes to unaudited consolidated and combined financial statements.

7 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending January 2, 2021 ("fiscal 2020"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended March 2020, December 2019 and March 2019 correspond to the fiscal periods ended March 28, 2020, December 28, 2019 and March 30, 2019, respectively.
Spin-Off Transaction
On May 22, 2019, VF Corporation ("VF" or "former parent") completed the spin-off of its Jeanswear business (the "Separation"), which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business. Kontoor began to trade as a standalone public company (NYSE: KTB) on May 23, 2019. Accordingly, the Company’s financial statements for periods through the Separation date of May 22, 2019 were combined financial statements prepared on a "carve-out" basis as discussed below, and the Company’s financial statements for periods from May 23, 2019 were consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. The Company’s unaudited consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”
Impact of COVID-19
During the first quarter of 2020, the novel coronavirus (“COVID-19”) pandemic has significantly impacted global economic conditions, as well as the Company's operations. Given the uncertainties of COVID-19 and the associated potential impact on future results of operations and liquidity, the Company implemented strategic actions to reduce expenses and enhance liquidity, including a $475.0 million draw on the Revolving Credit Facility (as defined in Note 6 to the Company's financial statements), temporary suspension of the payment of a dividend, targeted reductions in operating expenses and capital expenditures, temporary reduction of fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, reduced production in owned manufacturing facilities, and focused management of working capital.
Additionally, on May 5, 2020, the Company entered into an amendment to the Credit Agreement (as defined in Note 6 to the Company's financial statements) to provide relief for potential financial covenant compliance issues during future reporting periods. As of March 2020, the Company was in compliance with all covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements for the period ended March 2020. See Note 6 to the Company's financial statements for additional information.
The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for credit losses, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements, asset impairment charges, the effectiveness of the Company’s hedging instruments, and expected compliance with financial covenants in our Credit Agreement. These assumptions and estimates may change as new events occur and additional information is obtained. If economic conditions caused by COVID-19 do not recover as currently estimated by management, such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. The financial statements may not be indicative of the Company's future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had it operated as a standalone company for all periods presented. Additionally, operating results for the three months ended March 2020 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2020. The unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements for the fiscal year ended December 28, 2019 included in the Company's 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") on March 11, 2020 ("2019 Annual Report on Form 10-K").

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Basis of Presentation - Carve Out Accounting
Through the Separation date in 2019, the Company's combined financial statements were prepared on a carve-out basis under GAAP, which reflected the historical financial position, results of operations and cash flows of the Company as historically managed within VF. The unaudited combined financial statements were derived from the consolidated financial statements and accounting records of VF.
The combined statement of operations included costs for certain centralized functions and programs provided and administered by VF that were charged directly to the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain and insurance.
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
Costs were allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional revenues, cost of goods sold or square footage, as applicable. Management considered the basis on which the expenses were allocated to reasonably reflect the utilization of services provided to, or benefit received by, the Company during the period presented. However, the allocations may not reflect the expenses that would have been incurred if the Company had been a standalone company for the period presented.
The combined balance sheet included certain assets and liabilities that were historically held at the VF corporate level but were specifically identifiable or otherwise attributable to the Company. VF's third-party long-term debt and the related interest expense were not allocated to the Company as the Company was not the legal obligor of such debt.
All intracompany transactions were eliminated. All transactions between the Company and VF were included in the combined financial statements. For those transactions between the Company and VF that were historically settled in cash, the Company reflected such balances in the balance sheet within "due from former parent" or "due to former parent." The aggregate net effect of transactions between the Company and VF that were not historically settled in cash were reflected in the balance sheet within "former parent investment" and in the statement of cash flows within "net transfers to former parent." Subsequent to the Separation, the Company continued to service commercial arrangements with VF, which included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018. None of these arrangements with VF have continued in 2020.
Income Taxes — Prior to the Separation, the Company's operations were included in VF’s U.S. federal consolidated and certain state income tax returns and certain foreign tax returns. For periods prior to the Separation, the income tax expense and deferred tax balances presented in the financial statements were calculated on a carve-out basis, which applied accounting guidance as if the Company filed its own tax returns in each jurisdiction and included tax losses and tax credits that may not reflect tax positions taken by VF. Certain tax attributes reported by the Company on a carve-out basis were not transferred to the Company as part of the Separation. These attributes primarily related to losses in certain Central America and South America jurisdictions.
Reclassifications
Certain prior year amounts in the Company's financial statements and related disclosures have been reclassified to conform with the current year presentation.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and has since issued additional updates to provide further clarification. This guidance requires use of the current expected credit loss ("CECL") model, thus replacing the existing incurred credit loss model. The CECL model requires an entity to recognize an allowance for credit losses at each reporting period that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company determined this guidance primarily applied to trade accounts receivable from customers and licensees, and adopted it on the first day of fiscal 2020 using the modified retrospective approach. There was no cumulative-effect adjustment to retained (deficit) earnings required upon adoption. See Note 4 to the Company's financial statements for additional disclosures on credit losses.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," which modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This guidance was adopted by the Company during the first quarter of 2020 using a prospective approach and did not have a significant impact on the Company's financial statement disclosures.

9 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans," which modifies the disclosure requirements for employers who sponsor defined benefit pension or other postretirement plans. This guidance was adopted by the Company during the first quarter of 2020 using a prospective approach and did not have a significant impact on the Company's financial statement disclosures.
In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance was adopted by the Company during the first quarter of 2020 using a prospective approach and did not have a significant impact on the Company's financial statements as the new guidance is generally consistent with the Company's historical accounting policies.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which amends and simplifies the accounting for income taxes by removing certain exceptions in existing guidance and providing new guidance to reduce complexity in certain areas. This guidance is effective for the Company beginning in the first quarter of 2021 with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and related disclosures, which is not expected to be significant.
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which is intended to provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The impact of this guidance on the Company's financial statements and related disclosures is not expected to be significant.

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
As of March 2020, there were no arrangements with transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients discussed above and (ii) fixed consideration related to future minimum guarantees.
For the three months ended March 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.
Contract Balances
Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less estimated allowances.
The Company's primary contract assets relate to sales-based royalty arrangements and the Company's primary contract liabilities relate to gift cards, loyalty programs and sales-based royalty arrangements.
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	March 2020	December 2019	March 2019
Accounts receivable, net	$213,080	$228,459	$299,328
Contract assets (a)	5,715	10,679	1,930
Contract liabilities (b)	1,690	1,775	1,995
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three months ended March 2020 and March 2019, the Company recognized revenue of $1.1 million and $1.3 million that was included in contract liabilities as of December 2019 and December 2018, respectively. The changes in the contract asset and contract liability balances primarily result from timing differences between the Company's satisfaction of performance obligations and the customer's payment.
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guaranteed royalties. As of March 2020, the Company expects to recognize $24.6 million of fixed consideration related to the future minimum guarantees in effect under its licensing agreements and expects such amounts to be recognized over time through December 2024. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
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
The Other channel includes sales of third-party branded merchandise at VF Outlet™ stores and sales of products manufactured for third-parties. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the Branded Direct-to-Consumer channel discussed above. Prior to 2020, the Other channel also included transactions with VF for pre-Separation activities, none of which continued in 2020. These transactions included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.

	Three Months Ended March 2020

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$236,282	$92,578	$4,061	$332,921
Non-U.S. Wholesale	46,937	59,853	304	107,094
Branded Direct-To-Consumer	20,167	30,325	2	50,494
Other	—	—	13,989	13,989
Total	$303,386	$182,756	$18,356	$504,498

Geographic revenues
U.S.	$252,584	$107,968	$18,052	$378,604
International	50,802	74,788	304	125,894
Total	$303,386	$182,756	$18,356	$504,498

11 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

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

NOTE 3 — BUSINESS SEGMENT INFORMATION
The Company has two reportable segments:

•	Wrangler — Wrangler® branded denim, apparel and accessories.

•	Lee — Lee® branded denim, apparel and accessories.
The chief operating decision maker allocates resources and assesses performance based on a global brand view which determines the Company's operating segments. Operating segments are the basis for the Company's reportable segments.
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other includes sales of third-party branded merchandise at VF Outlet™ stores, sales and licensing of Rock & Republic® branded apparel, and sales of products manufactured for third parties. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments discussed above. Prior to 2020, the Other category also included transactions with VF for pre-Separation activities, none of which continued in 2020. These transactions included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those included in Note 1 to the Company's financial statements included in the Company's 2019 Annual Report on Form 10-K, except as noted below.
After the Separation, as a standalone public company, the Company has allocated costs for certain centralized functions and programs to the Lee® and Wrangler® segments based on appropriate metrics such as usage or production of net revenues. These centralized functions and programs include, but are not limited to, information technology, human resources, supply chain, insurance and related benefit costs associated with those functions.
Through the Separation date, the Company's statements of operations included costs for certain centralized functions and programs provided and administered by VF that were charged directly to VF's businesses, including the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain, insurance and the related benefits. These historical allocations were included in the measurement of segment profit below. In addition, for purposes of preparing these financial statements on a carve-out basis, a portion of VF's total corporate expenses were allocated to the Company. These expense allocations included the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources and related benefit costs associated with such functions. Allocations also included the cost of operating VF's corporate headquarters located in Greensboro, North Carolina. These additional allocations were reported as "corporate and other expenses" in the table below.
Corporate and other expenses and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents financial information for the Company's reportable segments and (loss) income before income taxes:

	Three Months Ended March

(In thousands)	2020	2019
Segment revenues:
Wrangler	$303,386	$369,935
Lee	182,756	241,531
Total reportable segment revenues	486,142	611,466
Other revenues	18,356	36,878
Total net revenues	$504,498	$648,344
Segment profit:
Wrangler	$33,863	$23,665
Lee	973	17,633
Total reportable segment profit	$34,836	$41,298
Corporate and other expenses	(33,222)	(13,989)
Interest income from former parent, net	—	2,339
Interest expense	(10,939)	(98)
Interest income	416	1,423
Loss related to other revenues	(2,228)	(3,085)
(Loss) income before income taxes	$(11,137)	$27,888

NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The Company is exposed to credit losses primarily through trade accounts receivable from customers and licensees which are generally short-term in nature. The Company maintains an allowance for doubtful accounts that will result from the inability of customers to make required payments of outstanding balances. In estimating this allowance, accounts receivable are evaluated on a pooled basis at each reporting date and aggregated on the basis of similar risk characteristics, including current and forecasted industry trends and economic conditions, aging status of accounts, and the financial strength and credit standing of customers, including payment and default history. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.
Upon adoption of the CECL accounting standard in fiscal 2020, the Company reviewed the estimates used to calculate the allowance for doubtful accounts as of December 28, 2019. Based on the current and expected conditions at that time, the Company determined that the allowance was sufficient and no transition adjustment was required. At March 2020, given the current and expected impact of COVID-19, the Company updated the assumptions used and recorded an increase in the allowance for doubtful accounts.
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	Three Months Ended March 2020

Balance, December 2019	$11,852
Provision for expected credit losses	9,339
Other (1)	(1,058)
Balance, March 2020	$20,133
(1) Other includes impact of foreign currency translation, accounts receivable balances written-off against the allowance and recoveries of amounts previously written-off, none of which were individually significant.
Sale of Trade Accounts Receivable
On April 1, 2019, the Company entered into an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under this agreement, up to $377.5 million of the Company’s trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold balances from "accounts receivable" in its balance sheet at the time of sale. The Company does not retain any interests in the sold trade accounts receivable but continues to service and collect outstanding trade accounts receivable on behalf of the financial institution.

13 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Prior to April 1, 2019, the Company had a separate agreement with VF, pursuant to which the Company’s trade accounts receivable were sold as part of VF’s agreement with a financial institution. Under this agreement, the Company did not retain any interests in the sold trade accounts receivable but continued to service and collect outstanding trade accounts receivable on behalf of VF. Prior to the Separation, the amount due from VF for these sales was separately reflected in the Company's balance sheets within "due from former parent." Refer to Note 14 to the Company's financial statements for additional information.
During the three months ended March 2020 and March 2019, the Company sold total trade accounts receivable of $220.5 million and $245.0 million, respectively. As of March 2020 and December 2019, $164.4 million and $188.1 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution. As of March 2019, $286.8 million of the sold trade accounts receivable had been removed from "accounts receivable" and reflected in the Company's balance sheet within "due from former parent."
The funding fees charged by the financial institution for these programs are reflected in the Company's statements of operations within "other expense, net" and were $0.8 million and $1.4 million for the three months ended March 2020 and March 2019, respectively. Net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of inventories recorded in the Company's balance sheets:

(In thousands)	March 2020	December 2019	March 2019
Finished products	$430,719	$383,643	$454,763
Work-in-process	24,176	34,783	37,872
Raw materials	33,855	39,675	26,371
Total inventories	$488,750	$458,101	$519,006

NOTE 6 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Credit Facilities
On May 17, 2019, the Company entered into a $1.55 billion senior secured credit facility (the "Credit Agreement") under which it incurred $1.05 billion of indebtedness, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation. At inception, this facility consisted of a five-year $750.0 million term loan A facility (“Term Loan A”), a seven-year $300.0 million term loan B facility (“Term Loan B”) and a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto.
The Credit Agreement contained certain affirmative and negative covenants customary for financings of this type, including maintenance of ratios as defined in the Credit Agreement for consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated debt (the "Total Leverage Ratio") of 4.00 to 1.00 and EBITDA to consolidated interest expense (the "Consolidated Interest Coverage Ratio") of 3.00 to 1.00, both as measured over the most recent four consecutive fiscal quarters. As of March 2020, the Company was in compliance with all covenants.
On May 5, 2020, given the uncertainties of COVID-19 and the associated impact on future results of operations, the Company entered into an amendment to the Credit Agreement (the “Amendment”) to address potential covenant compliance issues during future reporting periods. The Amendment establishes a temporary relief period for the Company (the "Relief Period") for certain provisions regarding financial covenants including (i) increase of the maximum Total Leverage Ratio, (ii) addition of a minimum liquidity floor of $200.0 million, (iii) addition of a $250.0 million limit on available cash, and (iv) imposition of stricter limitations on investments, acquisitions, restricted payments (including dividends) and the incurrence of indebtedness. The Relief Period is effective until the earlier of (i) the date on which a compliance certificate is delivered for the Company's quarter ended June 2021 or (ii) the date on which a compliance certificate is delivered in respect of any previous fiscal quarter demonstrating that the Company is in full compliance with all financial covenants that were in effect prior to the Amendment and upon the Company's written notification to the administrative agent that the Relief Period should end on such date. For quarterly measurement periods subsequent to the Amendment, the Company is required to maintain a Total Leverage Ratio not to exceed 5.50 to 1.00, 5.50 to 1.00, 5.00 to 1.00 and 4.50 to 1.00 for the periods ended June 2020, September 2020, December 2020 and March 2021, respectively.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The Company expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of our financial statements for the period ended March 2020. If economic conditions caused by COVID-19 do not recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the applicable financial covenants and require the Company to seek additional amendments to the Credit Agreement. If the Company is not able to enter into such amendments, this would lead to an event of default which, if not cured timely, could require the Company to repay its outstanding debt. In that situation, the Company may not be able to generate sufficient liquidity, through new or refinanced debt, equity financing or asset sales, to repay its outstanding debt.
Short-term Borrowings
At March 2020, December 2019 and March 2019, the Company had $46.4 million, $47.8 million and $36.1 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Total outstanding balances under these arrangements were $3.5 million, $1.1 million and $8.4 million at March 2020, December 2019 and March 2019, respectively, and primarily consist of letters of credit that are non-interest bearing to the Company.
Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheet:

(In thousands)	March 2020	December 2019
Revolving Credit Facility	$475,000	$—
Term Loan A	695,389	695,111
Term Loan B	218,347	218,158
Total long-term debt	1,388,736	913,269
Less: current portion	—	—
Long-term debt, due beyond one year	$1,388,736	$913,269

The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of March 2020, the Company had $475.0 million of outstanding borrowings under the Revolving Credit Facility and $1.3 million of outstanding standby letters of credit issued on behalf of the Company, leaving $23.7 million available for borrowing against this facility. The outstanding borrowings under the Revolving Credit Facility as of March 2020 were the result of drawdowns taken by the Company as a precautionary measure to provide increased financial flexibility, strengthen the Company’s near-term cash position and provide additional funding for working capital in response to COVID-19, and were repaid at the closing of the Amendment in May 2020 to the extent required to comply with the available cash limitation.
The interest rate per annum applicable to the Revolving Credit Facility and Term Loan A is either a base rate plus a margin of 75 basis points or 175 basis points over the applicable LIBOR benchmark, at the Company's election. During the Relief Period, these rates will either be 225 basis points over the base rate or 325 basis points over the applicable LIBOR benchmark, at the Company’s election. The Company is also required to pay a facility fee to the lenders, currently equal to 30 basis points of the undrawn amount of the facility. During the Relief Period, this facility fee will be equal to 50 basis points of the undrawn amount of the facility. Outside of the Relief Period, these credit spreads and facility fees are subject to adjustments based on the Company's credit ratings.
Additionally, the interest rate per annum applicable to Term Loan B is either a base rate plus a margin of 325 basis points or 425 basis points over the applicable LIBOR benchmark, at the Company's election. The LIBOR rate for both loans is subject to a "floor" of 0%. Interest payments are due quarterly on both Term Loan A and Term Loan B.
Term Loan A had an outstanding principal amount of $700.0 million at March 2020 and December 2019, which is recorded net of unamortized debt issuance costs. As of March 2020, interest expense on this facility was being recorded at an effective annual interest rate of 3.2%, including the amortization of debt issuance costs and the impact of the Company’s interest rate swap agreements.
Term Loan B had an outstanding principal amount of $223.0 million at March 2020 and December 2019, which is recorded net of unamortized original issue discount and debt issuance costs. As of March 2020, interest expense on this facility was being recorded at an effective annual interest rate of 5.9%, including the amortization of original issue discount, debt issuance costs and the impact of the Company’s interest rate swap agreements.

15 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 7 — FAIR VALUE MEASUREMENTS
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

Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

March 2020
Financial assets:
Cash equivalents:
Money market funds	$445,467	$445,467	$—	$—
Time deposits	2,352	2,352	—	—
Foreign currency exchange contracts	6,988	—	6,988	—
Investment securities	51,133	46,185	4,948	—
Financial liabilities:
Foreign currency exchange contracts	15,080	—	15,080	—
Interest rate swap agreements	17,528	—	17,528	—
Deferred compensation	51,350	—	51,350	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2019
Financial assets:
Cash equivalents:
Money market funds	$25,706	$25,706	$—	$—
Time deposits	4,788	4,788	—	—
Foreign currency exchange contracts	5,563	—	5,563	—
Investment securities	59,922	56,437	3,485	—
Financial liabilities:
Foreign currency exchange contracts	2,795	—	2,795	—
Interest rate swap agreements	3,089	—	3,089	—
Deferred compensation	60,129	—	60,129	—

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign currency exchange contracts and interest rate swap agreements, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and observable interest rate yield curves for interest rate swap agreements. Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities. These investments are primarily comprised of mutual funds (Level 1) that are valued based on quoted prices in active markets and a separately managed fixed-income fund (Level 2) with underlying investments that are valued based on quoted prices for similar assets in active markets or quoted prices in inactive markets for identical assets. Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments (Level 2).
Additionally, at March 2020, the carrying value of the Company's long-term debt was $1,388.7 million compared to a fair value of $1,141.0 million. At December 2019, the carrying value of the Company's long-term debt was $913.3 million compared to a fair value of $906.1 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At March 2020 and December 2019, their carrying values approximated fair value due to the short-term nature of these instruments.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, operating lease assets, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using market-based assumptions. As a result of temporary retail store closures due to COVID-19, the Company assessed certain related assets for impairment as of March 2020. No significant impairment charges were recorded during the three months ended March 2020 or March 2019.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
On April 24, 2019, the Company began entering into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $318.0 million at March 2020 and $341.6 million at December 2019, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
On July 24, 2019, the Company entered into "floating to fixed" derivative agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $400.0 million at March 2020 and $475.0 million at December 2019. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship, although a limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If it was determined that the hedging relationship ceased to be highly effective, the Company would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of March 2020.

17 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2020	December 2019	March 2020	December 2019

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$5,717	$5,199	$(14,603)	$(2,690)
Interest rate swap agreements	—	—	(17,528)	(3,089)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	1,271	364	(477)	(105)
Total derivatives	$6,988	$5,563	$(32,608)	$(5,884)

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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	March 2020		December 2019

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$6,988	$(32,608)	$5,563	$(5,884)
Gross amounts not offset in the balance sheet	(2,970)	2,970	(1,133)	1,133
Net amounts	$4,018	$(29,638)	$4,430	$(4,751)
The following table presents the location of derivatives in the Company's balance sheet, with current or noncurrent classification based on maturity dates:

(In thousands)	March 2020	December 2019
Other current assets	$5,217	$4,303
Accrued liabilities	(10,256)	(2,058)
Other assets	1,771	1,260
Other liabilities	(22,352)	(3,826)

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Cash Flow Hedges
The following tables present the effects of cash flow hedges included in the Company's statement of operations and statement of comprehensive (loss) income:

(In thousands)	Gain (Loss) on Derivatives Recognized in AOCL

Cash Flow Hedging Relationships	Three Months Ended March 2020
Foreign currency exchange contracts	$(10,906)
Interest rate swap agreements	(14,670)
Total	$(25,576)

(In thousands)	Gain (Loss) Reclassified from AOCL into Income

Location of Gain (Loss)	Three Months Ended March 2020
Net revenues	$(358)
Cost of goods sold	3,741
Other expense, net	(4)
Interest expense	(231)
Total	$3,148

During the three months ended March 2020, the Company determined that, due to a reduction in forecasted sales, it was probable that forecasted transactions of certain foreign currency cash flow hedges would no longer occur as originally expected. Accordingly, $0.4 million of gains related to the ineffective portion of these contracts were reclassified from AOCL into earnings. To minimize the future earnings impact of these over-hedged items, the Company executed offsetting non-designated trades through the same maturity dates.
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
The following table presents a summary of these derivatives included in the Company's statement of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income

Derivatives Not Designated as Hedges		Three Months Ended March 2020
Foreign currency exchange contracts	Net revenues	$4
	Cost of goods sold	(3,672)
	Other expense, net	23
Total		$(3,645)

Other Derivative Information
At March 2020, AOCL included $5.7 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company's comprehensive (loss) income consists of net (loss) income and specified components of other comprehensive (loss) income (“OCL”), which relate to changes in assets and liabilities that are not included in net (loss) income but are instead deferred and accumulated within a separate component of equity in the Company's balance sheets. The Company's comprehensive (loss) income is presented in the Company's statements of comprehensive (loss) income.

19 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	March 2020	December 2019	March 2019
Foreign currency translation	$(111,328)	$(84,118)	$(144,424)
Defined benefit pension plans	(2,272)	(2,301)	—
Derivative financial instruments	(19,862)	6,721	—
Accumulated other comprehensive loss	$(133,462)	$(79,698)	$(144,424)

The following tables present changes in AOCL, net of related tax impact:

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, December 2019	$(84,118)	$(2,301)	$6,721	$(79,698)
Other comprehensive loss before reclassifications	(27,210)	—	(23,655)	(50,865)
Amounts reclassified from accumulated other comprehensive loss	—	29	(2,928)	(2,899)
Net other comprehensive (loss) income	(27,210)	29	(26,583)	(53,764)
Balance, March 2020	$(111,328)	$(2,272)	$(19,862)	$(133,462)

	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, December 2018	$(145,182)	$—	$—	$(145,182)
Other comprehensive income before reclassifications	758	—	—	758
Net other comprehensive income	758	—	—	758
Balance, March 2019	$(144,424)	$—	$—	$(144,424)

The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended March

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements
		2020	2019
Amortization of defined benefit pension plans:
Net deferred actuarial losses	Selling, general and administrative expenses	$(38)	$—
Total before tax		(38)	—
Tax benefit	Income taxes	9	—
Net of tax		(29)	—
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(358)	$—
Foreign currency exchange contracts	Cost of goods sold	3,741	—
Foreign currency exchange contracts	Other expense, net	(4)	—
Interest rate swap agreements	Interest expense	(231)	—
Total before tax		3,148	—
Tax expense	Income taxes	(220)	—
Net of tax		2,928	—
Total reclassifications for the period, net of tax		$2,899	$—

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 10 — INCOME TAXES
The effective income tax rate for the three months ended March 2020 was 75.6% compared to 44.7% in the 2019 period. The three months ended March 2020 included a net discrete tax benefit of $7.7 million, primarily comprised of $6.3 million of tax benefit recognized due to the enactment of Swiss tax reform in the canton of Ticino and $0.9 million of tax benefit related to state tax return filings. The $7.7 million net discrete tax benefit in the three months ended March 2020 increased the effective income tax rate by 69.3%.
The effective tax rate for the three months ended March 2019 included a net discrete tax expense of $1.2 million, primarily comprised of $2.8 million of net tax expense related to unrecognized tax benefits and interest, $2.2 million of tax benefit related to stock compensation, and $0.2 million of tax expense related to adjustments of previously recorded amounts based on final regulations for the transition tax. The $1.2 million net discrete tax expense in the three months ended March 2019 increased the effective income tax rate by 4.4%.
The effective income tax rate without discrete items for the three months ended March 2020 was 6.3% compared to 40.3% in the 2019 period. The reduction was primarily due to a higher percentage of income in lower tax rate jurisdictions and a reduction in losses incurred in certain foreign jurisdictions for which no related tax benefit was recognized.
The Company will file a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company has not filed its initial consolidated U.S. federal income tax return; therefore, there are no open IRS examinations. However, the Company is currently subject to examination by various U.S. state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company's provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s financial statements. Management believes that some of these audits and negotiations will conclude in the next 12 months.
During the three months ended March 2020, the amount of net unrecognized tax benefits and associated interest increased by $0.2 million to $18.1 million. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.9 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $0.7 million of which would reduce income tax expense.

NOTE 11 — (LOSS) EARNINGS PER SHARE
The computation of basic and diluted (loss) earnings per share ("EPS") is based on net (loss) income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. On May 22, 2019, the Separation from VF was effected through a pro-rata distribution of one share of the Company's common stock for every seven shares of VF common stock held at the close of business on the record date of May 10, 2019. As a result, on May 23, 2019, the Company had 56,647,561 shares of common stock outstanding. This share amount was utilized for the calculation of basic and diluted earnings per share for all periods presented through the Separation date. After the Separation date, actual outstanding shares were used to calculate both basic and diluted weighted average number of common shares outstanding.
The following table presents the computation of basic and diluted EPS:

	Three Months Ended March

(In thousands, except per share amounts)	2020	2019
Net (loss) income	$(2,712)	$15,413
Basic weighted average shares outstanding	56,875	56,648
Dilutive effect of stock-based awards	1,072	—
Diluted weighted average shares outstanding	57,947	56,648
(Loss) earnings per share:
Basic (loss) earnings per common share	$(0.05)	$0.27
Diluted (loss) earnings per common share	$(0.05)	$0.27

A total of 0.1 million shares related to stock-based awards were excluded from the calculation of diluted loss per share for the three months ended March 2020 because the effect of their inclusion would have been anti-dilutive. A total of 0.3 million shares of performance-based restricted stock units were excluded from the calculation of diluted loss per share for the three months ended March 2020 as the units were not considered to be contingent outstanding shares.

21 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 12 — LEASES
The Company enters into operating leases for offices, operational facilities, retail locations, vehicles and other assets that expire at various dates through 2031. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to leases:

(In thousands)	Three Months Ended March 2020	Three Months Ended March 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$11,556	$10,641
Right-of-use assets obtained in exchange for new operating leases - non-cash activity	$253	$7,837

NOTE 13 — RESTRUCTURING
The Company incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits. Of the $5.8 million of restructuring charges recognized during the three months ended March 2020, $5.3 million was reflected within "selling, general and administrative expenses" and $0.5 million within "cost of goods sold." Of the $22.8 million of restructuring charges recognized during the three months ended March 2019, $12.0 million was reflected within "selling, general and administrative expenses" and $10.8 million within "cost of goods sold."
All of the $6.5 million total restructuring accrual reported in the Company's balance sheet at March 2020 is expected to be paid out within the next 12 months and is classified within "accrued liabilities." All of the $2.2 million total restructuring accrual reported in the Company's balance sheet at December 2019 was classified within "accrued liabilities."
The following table presents the components of restructuring charges:

(In thousands)	Three Months Ended March 2020	Three Months Ended March 2019
Severance and employee-related benefits	$5,795	$13,157
Asset impairments	—	1,596
Inventory write-downs	—	4,403
Other	—	3,660
Total restructuring charges	$5,795	$22,816
The following table presents the restructuring costs by business segment:

(In thousands)	Three Months Ended March 2020	Three Months Ended March 2019
Wrangler	$3,178	$16,422
Lee	2,617	6,224
Other	—	170
Total	$5,795	$22,816

The following table presents activity in the restructuring accrual for the three-month period ended March 2020:

(In thousands)	Total

Accrual at December 2019	$2,172
Charges	5,795
Cash payments	(1,371)
Adjustments to accruals	(110)
Accrual at March 2020	$6,486

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 22

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

NOTE 14 — TRANSACTIONS WITH FORMER PARENT
Prior to the Separation, the Company's financial statements were prepared on a carve-out basis and were derived from the consolidated financial statements and accounting records of VF. Refer to Note 1 to the Company's financial statements for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis. The following discussion summarizes activity between the Company and VF.
Sales and Purchases To and From Former Parent
The Company's sales to VF were $10.6 million for the three months ended March 2019, which were included within "net revenues" in the Company's statements of operations. The Company's cost of goods sold included items purchased from VF totaling $0.3 million for the three months ended March 2019. At March 2020, December 2019 and March 2019, the aggregate amount of inventories purchased from VF that remained on the Company's balance sheets was approximately $0.3 million, $0.4 million and $1.2 million, respectively.
Notes To and From Former Parent
All notes to and from former parent were settled in connection with the Separation. At March 2019, the Company had notes receivable from former parent of $517.9 million, with VF as the counterparty. The weighted-average interest rate for these notes was approximately 3.7% at March 2019.
At March 2019, the Company had notes payable to former parent of $241.9 million, with VF as the counterparty. The weighted-average interest rate for these notes was approximately 3.7% at March 2019.
The Company recorded net interest income related to these notes of $2.3 million for the three months ended March 2019, which is reflected within "interest income from former parent, net" in the Company's statement of operations.
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
The following table presents components of due from former parent, current:

(In thousands)	March 2019
Sale of trade accounts receivable	$286,816
Hedging agreements with VF	4,266
Other	45
$291,127

The following table presents components of due from former parent, noncurrent:

(In thousands)	March 2019
Hedging agreements with VF	$370
The following table presents components of due to former parent, current:

(In thousands)	March 2019
Sourcing payable	$3,865

23 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

Net Transfers To and From VF
Net transfers to and from VF are included within "former parent investment" in the statements of (deficit) equity.
The following table presents components of the transfers to and from VF:

(In thousands)	March 2019
General financing activities	$(198,411)
Corporate allocations	31,153
Stock-based compensation expense	7,685
Pension benefit	(629)
Purchases from parent	700
Sales to parent	(10,611)
Other income tax	8,248
Transition tax related to the Tax Act	3,937
Total net transfers to former parent	$(157,928)

NOTE 15 — SUBSEQUENT EVENTS
Stock-based Compensation
On April 1, 2020, the Company granted equity awards under the Kontoor Brands, Inc. 2019 Stock Compensation Plan. Performance-based restricted stock units for approximately 530,000 shares were granted to employees and time-based restricted stock units for approximately 30,000 shares were granted to nonemployee members of the Board of Directors. At the grant date, total unrecognized compensation related to these equity awards was approximately $8.7 million that will be recognized as earned.
Credit Agreement Amendment
As discussed in Note 6 to the Company's financial statements, the Company entered into the Amendment (with respect to the Credit Agreement) on May 5, 2020.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending January 2, 2021 ("fiscal 2020"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended March 2020, December 2019 and March 2019 correspond to the fiscal periods ended March 28, 2020, December 28, 2019 and March 30, 2019, respectively.
Spin-Off Transaction
On May 22, 2019, VF Corporation ("VF" or "former parent") completed the spin-off of its Jeanswear business (the "Separation"), which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business. Kontoor began to trade as a standalone public company (NYSE: KTB) on May 23, 2019.
Impact of COVID-19 Global Outbreak
In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to spread across the world. Governments have taken various actions to slow and otherwise control the spread of COVID-19, including the issuance of stay-at-home orders and social distancing guidelines. COVID-19 has resulted in a global economic slowdown which had a meaningful negative impact on our financial condition, cash flows and results of operations in the first quarter of 2020. Temporary customer and owned retail store closures and evolving government-imposed restrictions have resulted in reduced traffic and consumer spending within the retail industry, and increased unemployment and economic uncertainty have resulted in further reductions in consumer spending, all of which has negatively impacted both our wholesale and direct-to-consumer channels.
The Company’s first priority is to support the safety of its employees and consumers. Actions taken include enacting global travel restrictions for all employees, enabling remote-work flexibility, implementing enhanced cleaning and sanitation protocols in all facilities, and closing of owned retail stores globally.
Outside of Asia, the Company’s offices are essentially closed, with most associates successfully working remotely. The Company’s distribution centers around the world continue to operate and fulfill wholesale and direct-to-consumer orders. All owned and partnership brick and mortar retail stores in China have re-opened, while owned retail stores in North America and Europe remain closed.
Additionally, the Company has not experienced significant service disruptions to customers given its global, diversified supply chain network. As order volumes decelerated late in the first quarter, production in the Company’s owned manufacturing facilities was adjusted to align with demand and tightly manage inventory. As governmental conditions permit, the Company's owned manufacturing allows for flexing of production across diversified facilities and positions the Company to respond, with scale and speed, as demand warrants. In addition, a significant portion of the Company’s sourced finished products originate from various countries that are currently under governmental stay-at-home orders. Given long standing relationships with vendors, the Company continues to diligently monitor developments and work with partners to prioritize production to best align with demand.
The Company has taken actions to strengthen our financial flexibility and preserve adequate liquidity during this uncertain economic situation. These actions included a $475.0 million draw on the Revolving Credit Facility (as defined in Note 6 to the Company's financial statements), temporary suspension of the payment of a dividend, targeted reductions in operating expenses and capital expenditures, temporary reduction of fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, reduced production in owned manufacturing facilities, and focused management of working capital.
Additionally, on May 5, 2020, the Company entered into an amendment to the Credit Agreement (as defined in Note 6 to the Company's financial statements) to provide relief for potential financial covenant compliance issues during future reporting periods. As of March 2020, the Company was in compliance with all covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements for the period ended March 2020. Refer to "Analysis of Financial Condition - Liquidity and Capital Resources" section below for further discussion.

25 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

Early during the Company's first quarter ended March 2020, the Company was experiencing net revenues and profit trends consistent with management's financial plans prior to the extensive spread of COVID-19. However, in March 2020, net revenues and profits across all our segments and geographies decreased significantly, particularly in the U.S. and Europe, as customer retail and owned door closures and governmental stay-at-home orders increased. The negative impacts on operating results are anticipated to be most pronounced in the second quarter of 2020. Although the ultimate health and economic impact of COVID-19 remains uncertain, we expect that our business will continue to be impacted for the remainder of 2020.
Basis of Presentation
The Company’s financial statements for the period from May 23, 2019 were consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. The Company’s financial statements for periods through the Separation date of May 22, 2019 were combined financial statements prepared on a "carve-out" basis of accounting, which reflected the business as historically managed within VF. The balance sheet and cash flows included only those assets and liabilities directly related to the Jeanswear and VF OutletTM businesses, and the statement of operations included the historically reported results of those businesses along with allocations of a portion of VF’s total corporate expenses. Refer to Note 1 to the Company's financial statements for additional information on the carve-out basis of accounting.
The basis of accounting differences before and after the Separation from VF results in a lack of comparability between periods in the statement of operations, primarily in selling, general and administrative expenses. Effective with the Separation, the Company also implemented business model changes, which included the exit of unprofitable markets in Europe, the transition of our former Central and South America ("CASA") region to a licensed model and the discontinuation of certain transactions with VF. Accordingly, certain revenues and costs presented in the carve-out statement of operations did not continue after the Separation. Additionally, the Company's balance sheet at March 2020 and December 2019 included only the assets and liabilities associated with the entities that transferred at the Separation, some of which were different from those that were reported on a carve-out basis at March 2019.
References to fiscal 2020 foreign currency amounts herein reflect the changes in foreign exchange rates from fiscal 2019 and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in peso and euro-based countries. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.

FIRST QUARTER OF FISCAL 2020 SUMMARY

•	Net revenues decreased 22% to $504.5 million compared to the three months ended March 2019, driven by decreases in all channels as discussed below.

•
U.S. Wholesale revenues decreased 13% compared to the three months ended March 2019, primarily due to the impact of COVID-19. The decrease was also impacted by planned revenue losses in the current year associated with certain lower margin lines of business, and proactive quality-of-sales programs initiated in 2019. These declines were partially offset by growth in our U.S. digital wholesale business. U.S. Wholesale revenues represented 66% of total revenues in the current period.

•
International revenues decreased 37% compared to the three months ended March 2019, primarily due to declines in the Non-U.S. Wholesale channel driven by the impact of COVID-19. The decrease was also impacted by planned revenue losses in the current year associated with proactive strategic quality-of-sales programs initiated during 2019, which included (i) the exit of unprofitable points of distribution in India, (ii) strategic actions to exit an underperforming country in Europe, and (iii) business model changes actioned by the Company. In addition, international revenues included a 2% unfavorable impact from foreign currency. International wholesale revenues represented 21% of total revenues in the current period.

•
Branded Direct-to-Consumer revenues decreased 21% on a global basis compared to the three months ended March 2019, primarily due to temporary closures of the Company's brick and mortar retail stores due to the impact of COVID-19. The global Branded Direct-to-Consumer channel represented 10% of total revenues in the current period.

•
Gross margin decreased 30 basis points to 37.8% compared to the three months ended March 2019, primarily due to increased inventory provisions and unfavorable geographic mix driven by the impact of COVID-19, offset by higher restructuring and Separation costs during the prior year period.

•
Selling, general & administrative expenses as a percentage of net revenues increased 350 basis points, primarily due to deleverage of fixed costs on lower revenues and increased allowances for doubtful accounts driven by the impact of COVID-19.

•
Net (loss) income decreased to $(2.7) million compared to $15.4 million for the three months ended March 2019, primarily due to the business results discussed above and the discrete benefit resulting from the enactment of the Swiss Tax Act.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 26

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated and Combined Statements of Operations
The following table presents a summary of the changes in net revenues for the period ended March 2020 as compared to March 2019:

(In millions)	Three Months Ended March
Net revenues — 2019	$648.3
Operations	(140.8)
Impact of foreign currency	(3.0)
Net revenues — 2020	$504.5
Three Months Ended March 2020 Compared to the Three Months Ended March 2019
Net revenues decreased 22% due to declines in the Wrangler and Lee segments, as well as declines in the Other category. These declines were primarily due to the impact of COVID-19. The decrease was also impacted by planned exits or reduced sales of certain lower margin lines of business, and planned proactive quality-of-sales programs initiated in 2019. These declines were partially offset by growth in the digital wholesale business.
Additional details on revenues are provided in the section titled “information by business segment.”
The following table presents components of the Company's statements of operations as a percentage of total net revenues:

	Three Months Ended March

(Dollars in thousands)	2020	2019
Net revenues	$504,498	$648,344
Gross margin (net revenues less cost of goods sold)	$190,764	$247,319
As a percentage of total net revenues	37.8%	38.1%
Selling, general and administrative expenses	$190,928	$222,124
As a percentage of total net revenues	37.8%	34.3%
Operating (loss) income	$(164)	$25,195
As a percentage of total net revenues	—%	3.9%
Three Months Ended March 2020 Compared to the Three Months Ended March 2019
Gross margin decreased 30 basis points. The decline in gross margin during the current period was primarily due to increased inventory provisions and unfavorable geographic mix driven by lower international sales resulting from the impact of COVID-19. The decrease was partially offset by favorable channel mix and higher restructuring and Separation costs during the prior year period.
Selling, general and administrative expenses as a percentage of net revenues increased 350 basis points, primarily due to deleverage of fixed costs on lower revenues and increased allowances for doubtful accounts driven by the impact of COVID-19. Selling, general & administrative expenses were also negatively impacted by 420 and 380 basis points during the three months ended March 2020 and March 2019, respectively, due to restructuring, Separation costs and business model changes, which for the 2020 period were primarily costs associated with the Company's global ERP implementation and information technology infrastructure build-out.
The effective income tax rate was 75.6% for the three months ended March 2020 compared to 44.7% in the 2019 period.
The three months ended March 2020 included a net discrete tax benefit of $7.7 million, primarily comprised of $6.3 million of tax benefit recognized due to the enactment of the Swiss tax reform in the canton of Ticino and $0.9 million of tax benefit related to state tax return filings. The $7.7 million net discrete tax benefit in the three months ended March 2020 increased the effective income tax rate by 69.3%.
As a result of COVID-19, tax authorities across multiple jurisdictions are offering various relief mechanisms to taxpayers to assist with the business disruption. These measures vary by jurisdiction, but often include the ability to delay certain income tax payments. The Company intends to use these provisions where prudent. The COVID-19 relief measures did not have a significant impact on the Company's effective tax rate for the three months ended March 2020.
The effective tax rate for the three months ended March 2019 included a net discrete tax expense of $1.2 million, primarily comprised of $2.8 million of net tax expense related to unrecognized tax benefits and interest, $2.2 million of tax benefit related to stock compensation, and $0.2 million of tax expense related to adjustments of previously recorded amounts based on final regulations for the transition tax. The $1.2 million net discrete tax expense in the three months ended March 2019 increased the effective income tax rate by 4.4%.

27 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

The effective income tax rate without discrete items for the three months ended March 2020 was 6.3% compared to 40.3% in the 2019 period. The reduction was primarily due to a higher percentage of income in lower tax rate jurisdictions and a reduction in losses incurred in certain foreign jurisdictions for which no related tax benefit was recognized.

Information by Business Segment
Management at each of the brands has direct control over and responsibility for the corresponding net revenues and operating income, hereinafter termed "segment revenues" and "segment profit," respectively. Our management evaluates operating performance and makes investment and other decisions based on segment revenues and segment profit. Common costs for certain centralized functions are allocated to the segments as discussed in Note 3 to the Company's financial statements.
The following tables present a summary of the changes in segment revenues and segment profit for the three months ended March 2020 as compared to the three months ended March 2019:
Segment Revenues:

	Three Months Ended March

(In millions)	Wrangler	Lee	Total
Segment revenues — 2019	$369.9	$241.5	$611.4
Operations	(65.3)	(56.9)	(122.2)
Impact of foreign currency	(1.2)	(1.8)	(3.0)
Segment revenues — 2020	$303.4	$182.8	$486.1

Segment Profit:

	Three Months Ended March

(In millions)	Wrangler	Lee	Total
Segment profit — 2019	$23.7	$17.6	$41.3
Operations	10.3	(16.8)	(6.5)
Impact of foreign currency	(0.1)	0.2	0.1
Segment profit — 2020	$33.9	$1.0	$34.8

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended March

(Dollars in millions)	2020	2019	Percent Change
Segment revenues	$303.4	$369.9	(18.0)%
Segment profit	$33.9	$23.7	43.0%
Operating margin	11.2%	6.4%
Three Months Ended March 2020 Compared to the Three Months Ended March 2019
Global revenues for the Wrangler® brand decreased 18%, driven by declines in all channels.

•
Revenues in the Americas region decreased 16%, primarily due to a 15% decrease in U.S. wholesale revenues resulting from the impact of COVID-19. Additionally, Non-U.S. Americas wholesale revenues decreased 33%, primarily due to business model changes initiated in 2019 within the CASA region. The declines were partially offset by growth in the U.S. digital wholesale business.

•
Revenues in the Asia-Pacific ("APAC") region decreased 58%, primarily due to the impact of COVID-19. The decrease was also impacted by our exit of unprofitable points of distribution in India initiated in 2019 and a 1% unfavorable impact from foreign currency.

•	Revenues in the Europe, Middle East and Africa ("EMEA") region decreased 25%, primarily due to the impact of COVID-19 and a 3% unfavorable impact from foreign currency.
Operating margin increased to 11.2% compared to 6.4% for the 2019 period primarily due to favorable channel mix, partially offset by deleverage of fixed costs on lower revenues and increased inventory provisions and allowances for doubtful accounts driven by the impact of COVID-19. Operating margin was negatively impacted by 150 and 770 basis points during the three months ended March 2020 and March 2019, respectively, due to restructuring, Separation costs and business model changes.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 28

Lee

	Three Months Ended March

(Dollars in millions)	2020	2019	Percent Change
Segment revenues	$182.8	$241.5	(24.3)%
Segment profit	$1.0	$17.6	(94.5)%
Operating margin	0.5%	7.3%
Three Months Ended March 2020 Compared to the Three Months Ended March 2019
Global revenues for the Lee® brand decreased 24%, driven by declines in all channels.

•
Revenues in the Americas region decreased 13%, primarily due to an 8% decrease in U.S. wholesale revenues resulting from the impact of COVID-19. The decrease was also impacted by planned exits or reduced sales of certain lower margin lines of business, and planned proactive quality-of-sales programs initiated in 2019. Non-U.S. Americas wholesale revenues decreased 41%, primarily due to the unfavorable impact of a shift in timing of shipments in Mexico out of the current period and a 2% unfavorable impact from foreign currency.

•	Revenues in the APAC region decreased 49%, primarily due to the impact of COVID-19. The decrease was also impacted by our exit of unprofitable points of distribution in India initiated in 2019.

•
Revenues in the EMEA region decreased 26%, primarily due to the impact of COVID-19. The decrease was also impacted by the ongoing impact of planned proactive quality-of-sales programs initiated in 2019, including the exit of an underperforming country in Europe and business model changes, and a 2% unfavorable impact from foreign currency.

Operating margin decreased to 0.5% compared to 7.3% for the 2019 period, primarily due to the impact of COVID-19, which resulted in unfavorable geographic mix driven by lower international sales. The decrease was also impacted by deleverage of fixed costs on lower revenues, increased inventory provisions and allowances for doubtful accounts driven by the impact of COVID-19. Operating margin was negatively impacted by 220 and 560 basis points during the three months ended March 2020 and March 2019, respectively, due to restructuring, Separation costs and business model changes.
Other
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other includes sales of third-party branded merchandise at VF Outlet™ stores, sales and licensing of Rock & Republic® branded apparel, and sales of products manufactured for third parties. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments discussed above. Prior to 2020, the Other category also included transactions with VF for pre-Separation activities, none of which continued in 2020. These transactions included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.

	Three Months Ended March

(Dollars in millions)	2020	2019	Percent Change
Revenues	$18.4	$36.9	(50.2)%
Loss	$(2.2)	$(3.1)	27.8%
Operating margin	(12.1)%	(8.4)%
Three Months Ended March 2020 Compared to the Three Months Ended March 2019
Other revenues decreased 50% as transactions with VF for pre-Separation activities did not continue in 2020. In addition, VF Outlet™ store revenues declined 28% compared to 2019, primarily due to temporary retail store closures due to the impact of COVID-19.

29 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

Reconciliation of Segment Profit to (Loss) Income Before Income Taxes
The Company has incurred corporate and other expenses as a standalone public company since May 23, 2019. For purposes of preparing financial statements on a carve-out basis for periods through the Separation date of May 22, 2019, corporate and other expenses included the Company's allocation of a portion of VF's total corporate expenses. Refer to Note 3 to the Company's financial statements for additional information on the Company's methodology for allocating these costs.
The costs below are necessary to reconcile total reportable segment profit to (loss) income before taxes. These costs are excluded from segment profit as they are managed centrally and are not under control of brand management.

	Three Months Ended March

(Dollars in millions)	2020	2019	Percent Change
Total reportable segment profit	$34.8	$41.3	(15.6)%
Corporate and other expenses	(33.2)	(14.0)	137.5%
Interest income from former parent, net	—	2.3	(100.0)%
Interest expense	(10.9)	(0.1)	*
Interest income	0.4	1.4	(70.8)%
Loss related to other revenues	(2.2)	(3.1)	27.8%
(Loss) income before income taxes	$(11.1)	$27.9	(139.9)%
* Calculation not meaningful.
Three Months Ended March 2020 Compared to the Three Months Ended March 2019
Corporate and other expenses increased $19.2 million, primarily due to an increase in general corporate costs required to operate as a standalone public company and expenses associated with the ongoing implementation of a global ERP system.
Interest income from former parent, net decreased $2.3 million as all notes to and from former parent were settled in connection with the Separation from VF.
Interest expense increased $10.8 million, primarily due to borrowings on the Company's credit facilities established with the Separation.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 30

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's ability to fund our operating needs is dependent upon our ability to continue to generate positive cash flow from operations and maintain our debt financing on acceptable terms. Given the complexity and rapid evolution of the COVID-19 pandemic, we have taken actions to increase our financial flexibility and strengthen liquidity. Such actions included temporary suspension of the payment of a dividend, targeted reductions in operating expenses and capital expenditures, temporary reduction of fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, reduced production in owned manufacturing facilities, and focused management of working capital. Additionally, as of March 2020, the Company had drawn down $475.0 million from its Revolving Credit Facility as a precautionary measure to provide additional liquidity.
Management's analyses identified potential compliance issues with our Credit Facility covenants during future reporting periods. Accordingly, on May 5, 2020, the Company entered into an amendment to the Credit Agreement (the “Amendment”) to provide a temporary relief period for the Company (the "Relief Period") for certain provisions regarding financial covenants including (i) increase of the maximum Total Leverage Ratio, (ii) addition of a minimum liquidity floor of $200.0 million, (iii) addition of a $250.0 million limit on available cash (pursuant to which any excess cash was repaid at the closing of the Amendment), and (iv) imposition of stricter limitations on investments, acquisitions, restricted payments (including dividends) and the incurrence of indebtedness. An increase in the credit spread over the appropriate LIBOR benchmark and increased facility fees per annum will be applicable during the relief period under the Amendment, which is effective until the earlier of (i) the date on which a compliance certificate is delivered for the Company's quarter ended June 2021 or (ii) the date on which a compliance certificate is delivered in respect of any previous fiscal quarter demonstrating that the Company is in full compliance with all financial covenants that were in effect prior to the Amendment and upon the Company's written notification to the administrative agent that the Relief Period should end on such date. For quarterly measurement periods subsequent to the Amendment, the Company is required to maintain a Total Leverage Ratio not to exceed 5.50 to 1.00, 5.50 to 1.00, 5.00 to 1.00 and 4.50 to 1.00 for the periods ended June 2020, September 2020, December 2020 and March 2021, respectively.
The Company expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of our financial statements for the period ended March 2020. If economic conditions caused by COVID-19 do not recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the applicable financial covenants and require the Company to seek additional amendments to the Credit Agreement. If the Company is not able to enter into such amendments, this would lead to an event of default which, if not cured timely, could require the Company to repay its outstanding debt. In the event the Company needs incremental liquidity, the additional cash requirements would likely be generated through refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, the disruption of the capital markets caused by COVID-19 could make additional sources of financing more challenging. Additionally, under the terms of the Tax Matters Agreement with VF, there are restrictions on issuing equity securities until May 23, 2021. Accordingly, there can be no assurance that the Company will be able to obtain such additional financing on commercially reasonable terms or at all.
At March 2020, we had $479.4 million in cash and cash equivalents. Our expectation of continued compliance with the amended covenants in our Credit Facility provides us flexibility on repayment of borrowings under the Revolving Credit Facility through May 2024. Additionally, as a result of the Company's optional repayments during 2019, the Company is not required to make mandatory principal payments on its term debt until June 2021.
Refer to Note 6 to the Company's financial statements for additional information regarding the Company's Credit Facilities, including financial covenants and interest rates thereunder, and borrowing limits and availability as of March 2020.
At March 2020, the Company had $46.4 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either us or the banks. The total outstanding balance under these arrangements was $3.5 million at March 2020, related to letters of credit that are non-interest bearing to the Company.
During the three months ended March 2020, the Company paid $31.9 million of dividends to its shareholders. Under the terms of the Amendment, dividend payments have been suspended for the second and third quarters of 2020, with the opportunity to reevaluate after the third quarter of 2020 if we have achieved certain levels of covenant compliance. The Board of Directors is committed to reestablishing a dividend as soon as appropriate, and the declaration and amount of any future dividends will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.
We currently expect capital expenditures to range from $55.0 million to $65.0 million in 2020, primarily to support the ongoing implementation of a global ERP system.

31 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

Our cash flow projections for 2020 may be subject to significant volatility and uncertainty when assessing the overall COVID-19 global economic impact on our results of operations. We may continue to experience business challenges including decreased sales and reduced profitability, excess inventories, collection issues with receivables, and other changes that impact working capital. We believe that we have taken appropriate and reasonable steps to manage through the uncertainty related to the potential impact of COVID-19 and are continuously reevaluating all aspects of our spending and cash flow generation as the situation evolves. Despite the challenges that remain, we believe our efficient business model, history of generating positive cash flows from operations and the recent actions taken to strengthen our balance sheet and liquidity will allow us to manage our business through this global economic crisis.
The following table presents our cash flows during the periods:

	Three Months Ended March

(In millions)	2020	2019
Cash (used) provided by:
Operating activities	$(45.4)	$206.5
Investing activities	(22.3)	(5.3)
Financing activities	443.8	(195.6)
Operating Activities
Cash flow provided by operating activities is dependent on the level of our net (loss) income, adjustments to net (loss) income and changes in working capital. During 2020, cash used by operating activities increased $251.9 million, primarily due the settlement of amounts due to and from former parent related to the Company's sale of accounts receivable arrangement with VF in connection with the Separation in 2019, changes in other working capital and a decrease in the net (loss) income attributable to operating results in 2020.
Investing Activities
During 2020, cash used by investing activities increased $17.0 million, primarily due to capital investments to support the ongoing implementation of the Company's global ERP system.
Financing Activities
During 2020, cash provided by financing activities increased $639.5 million, primarily due to a $475.0 million net increase in revolving credit borrowings and a $200.7 million increase resulting from the settlement of all due to and from former parent activity in connection with the Separation in 2019. The increases were partially offset by $31.9 million of cash dividends paid to our shareholders in 2020.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2019 Annual Report on Form 10-K provided a table summarizing our contractual obligations and commercial commitments at the end of 2019 that would require the use of funds. As of March 2020, there have been no material changes in the amounts disclosed in the 2019 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated and combined financial statements included in the 2019 Annual Report on Form 10-K.
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known. See Note 1 to the Company's financial statements for additional COVID-19 considerations.
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the consolidated and combined financial statements, or are the most sensitive to change from outside factors, are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report on Form 10-K. Except as disclosed in Note 1 to the Company's financial statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 32

Recently Issued and Adopted Accounting Standards
Refer to Note 1 to the Company's financial statements for additional information regarding recently issued and adopted accounting standards.

Cautionary Statement on Forward-looking Statements
From time to time, the Company may make oral or written statements, including statements in this quarterly report that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to the Company’s operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements. In addition, the forward-looking statements in this report are made as of the date of this filing, and the Company does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this quarterly report include, but are not limited to: risks associated with the Company's spin-off from VF Corporation, including the risk of disruption to our business in connection with the spin-off and that the Company could lose revenue as a result of such disruption; the risk that the Company does not realize all of the expected benefits of the spin-off; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of the Company; the risk of significant costs to the Company to perform certain functions (currently being performed by VF Corporation for the Company on a transitional basis) following the transition period; and the risk associated with significant restrictions on the Company’s actions in order to avoid triggering tax-related liabilities. Other risks for the Company include foreign currency fluctuations; the level of consumer demand for apparel; financial difficulty experienced by the retail industry; disruption to distribution systems; reliance on a small number of large customers; the financial strength of customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets and its impact on the Company’s ability to obtain short-term or long-term financing on favorable terms; restrictions on the Company’s business relating to its debt obligations; diseases, epidemics and public health-related concerns, such as the recent impact of the COVID-19 pandemic, which could continue to result in closed factories, reduced workforces, supply chain interruption, and reduced consumer traffic and purchasing; response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior, intense industry competition, including from online retailers, and manufacturing and product innovation; changes to trade policy, including tariff and import/export regulations; increasing pressure on margins; ability to implement its business strategy; ability to grow its international and direct-to-consumer businesses; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; stability of manufacturing facilities and foreign suppliers; continued use by suppliers of ethical business practices; ability to accurately forecast demand for products; continuity of members of management; ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; operational difficulties and additional expenses related to the Company’s design and implementation of an enterprise resource planning software system; maintenance by licensees and distributors of the value of the Company’s brands; ability to execute and integrate acquisitions; changes in tax laws and liabilities; volatility in the price and trading volume of the Company’s common stock; failure to declare future cash dividends; the impact of climate change and related legislative and regulatory responses; legal, regulatory, political and economic risks; the risk of economic uncertainty associated with the recent exit of the United Kingdom from the European Union ("Brexit") or any other similar referendums that may be held; and unseasonal or severe weather conditions. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.
More information on potential factors that could affect the Company's financial results are described in detail in the Company’s most recent Annual Report on Form 10-K and in other reports and statements that the Company files with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures set forth under Item 7A in our 2019 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
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

33 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

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
(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 28, 2020, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K, as supplemented below, should be made.
Except as set forth below, there has been no material changes to our risk factors from those disclosed in Part I, Item 1A of our 2019 Annual Report on Form 10-K:
The current COVID-19 pandemic has had, and we expect will continue to have, negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows.
The United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus (COVID-19), and related, severe disruptions to retail operations and supply chains and to general economic activities, as the affected regions take increasingly dramatic action in an effort to slow down the spread of the disease. As the COVID-19 pandemic continues, many of our employees, suppliers and customers are impacted by recommendations and/or mandates from federal, state, and local authorities to avoid non-essential social contact and gatherings of people, and to self-quarantine. Governmental authorities in affected regions are taking increasingly dramatic actions in an effort to slow down the spread of the disease.
The impact of COVID-19 on our business includes, but is not limited to, the following:

•	Retail store closures or reduced operating hours and/or decreased retail traffic;

•
Disruption to our distribution centers and our third-party manufacturing partners and other vendors, including through the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures;

•
Impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs. These supply chain effects may have an adverse effect on our ability to meet consumer demand, including digital demand, and could result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses; and

•	Significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.
We have taken several measures to respond to operational and financial impacts of the COVID-19 pandemic. We temporarily closed to the general public all owned and operated retail locations across North America and Europe, and implemented global travel restrictions, remote work flexibility, and enhanced cleaning and sanitation protocols at our facilities, including offices, manufacturing locations and distribution centers. As a precautionary measure, we drew down $475.0 million from our revolving credit facility to strengthen our near-term cash position and provide additional funding for working capital, and we have also reduced select operating and capital expenditures and adjusted supply chain capacity to better align with demand. Given the complex and rapidly evolving nature of the pandemic, we may need to take additional actions to respond to the operational and financial impact.
A prolonged, widespread pandemic will adversely impact global economies and financial markets, which will result in an economic downturn that will reduce demand for our products. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks set forth under Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K, such as those relating to our reputation, brands, product sales, results of operations or financial condition. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and depends on events beyond our knowledge or control. We might not be able to anticipate or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a

Kontoor Brands, Inc. Q1 FY20 Form 10-Q 34

result, the impact of the COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

35 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

ITEM 5. OTHER INFORMATION
Due to delays resulting from the COVID-19 pandemic, the Company now expects to issue its first sustainability report later in 2020.

ITEM 6. EXHIBITS

10.30	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 1

10.31	Kontoor Brands 401K Savings Plan Amendment No. 1

10.32	Kontoor Brands 401K Savings Plan Amendment No. 2

10.33	Kontoor Brands 401K Savings Plan Amendment No. 3

31.1	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

36 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: May 8, 2020	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

37 Kontoor Brands, Inc. Q1 FY20 Form 10-Q