Form 10-Q
period 2020-06-27
Kontoor Brands, Inc.
filed 2020-08-07
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of July 24, 2020 was 57,107,495.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 2020	December 2019	June 2019
ASSETS
Current assets
Cash and equivalents	$256,276	$106,808	$76,687
Accounts receivable, net	153,302	228,459	254,049
Inventories	432,925	458,101	538,168
Prepaid expenses and other current assets	77,374	84,235	79,397
Total current assets	919,877	877,603	948,301
Property, plant and equipment, net	124,939	132,192	131,727
Operating lease assets	76,780	86,582	90,416
Intangible assets, net	16,629	17,293	50,953
Goodwill	211,781	212,836	213,761
Other assets	222,762	190,650	153,044
TOTAL ASSETS	$1,572,768	$1,517,156	$1,588,202
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$310	$1,070	$2,829
Current portion of long-term debt	6,250	—	7,500
Accounts payable	108,745	147,347	159,214
Accrued liabilities	180,324	194,744	177,582
Operating lease liabilities, current	35,144	35,389	34,439
Total current liabilities	330,773	378,550	381,564
Operating lease liabilities, noncurrent	46,526	54,746	58,594
Other liabilities	109,895	101,334	86,189
Long-term debt	1,130,463	913,269	979,687
Commitments and contingencies
Total liabilities	1,617,657	1,447,899	1,506,034
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at June 2020, December 2019 and June 2019	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 56,930,737 at June 2020; 56,811,198 at December 2019 and 56,647,561 outstanding at June 2019	—	—	—
Additional paid-in capital	158,660	150,673	134,621
(Accumulated deficit) retained earnings	(72,251)	(1,718)	21,235
Accumulated other comprehensive loss	(131,298)	(79,698)	(73,688)
Total (deficit) equity	(44,889)	69,257	82,168
TOTAL LIABILITIES AND EQUITY	$1,572,768	$1,517,156	$1,588,202

See accompanying notes to unaudited consolidated and combined financial statements.

3 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Operations
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2020	2019	2020	2019
Net revenues	$349,254	$609,746	$853,752	$1,258,090
Costs and operating expenses
Cost of goods sold	214,888	374,177	528,622	775,202
Selling, general and administrative expenses	156,161	182,049	347,089	404,173
Total costs and operating expenses	371,049	556,226	875,711	1,179,375
Operating (loss) income	(21,795)	53,520	(21,959)	78,715
Interest income from former parent, net	—	1,423	—	3,762
Interest expense	(13,120)	(7,638)	(24,059)	(7,736)
Interest income	556	1,408	972	2,831
Other expense, net	(509)	(1,370)	(959)	(2,341)
(Loss) income before income taxes	(34,868)	47,343	(46,005)	75,231
Income taxes	(1,606)	9,357	(10,031)	21,832
Net (loss) income	$(33,262)	$37,986	$(35,974)	$53,399
(Loss) earnings per common share
Basic	$(0.58)	$0.67	$(0.63)	$0.94
Diluted	$(0.58)	$0.67	$(0.63)	$0.94
Weighted average shares outstanding
Basic	56,931	56,648	56,903	56,648
Diluted	56,931	56,920	56,903	56,779

See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands)	2020	2019	2020	2019
Net (loss) income	$(33,262)	$37,986	$(35,974)	$53,399
Other comprehensive (loss) income
Foreign currency translation
Gains (losses) arising during the period	3,199	4,686	(24,011)	5,444
Defined benefit pension plans
Net change in deferred (gains) losses during the period	(17)	(14)	12	(14)
Derivative financial instruments
Losses arising during the period	(820)	(2,058)	(24,475)	(2,058)
Reclassification to net (loss) income for gains realized	(198)	(362)	(3,126)	(362)
Total other comprehensive (loss) income, net of related taxes	2,164	2,252	(51,600)	3,010
Comprehensive (loss) income	$(31,098)	$40,238	$(87,574)	$56,409

See accompanying notes to unaudited consolidated and combined financial statements.

5 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Six Months Ended June

(In thousands)	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(35,974)	$53,399
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	15,219	16,025
Stock-based compensation	7,160	11,473
Provision for doubtful accounts	18,012	2,985
Other	(18,346)	(1,068)
Changes in operating assets and liabilities:
Accounts receivable	50,319	4,355
Inventories	20,510	(69,655)
Due from former parent	—	548,301
Accounts payable	(37,988)	43,331
Income taxes	(1,810)	5,692
Accrued liabilities	(9,760)	230
Due to former parent	—	(16,065)
Other assets and liabilities	(2,915)	(18,852)
Cash provided by operating activities	4,427	580,151
INVESTING ACTIVITIES
Capital expenditures	(11,895)	(9,300)
Software purchases	(25,605)	—
Collection of notes receivable from former parent	—	517,940
Other	(1,673)	1,081
Cash (used) provided by investing activities	(39,173)	509,721
FINANCING ACTIVITIES
Borrowings under revolving credit facility	512,500	—
Repayments under revolving credit facility	(287,500)	—
Proceeds from issuance of term loans	—	1,050,000
Payment of deferred financing costs	(4,346)	(12,993)
Repayments of term loans	—	(50,000)
Repayment of notes payable to former parent	—	(269,112)
Net transfers to former parent	—	(1,814,682)
Dividends paid	(31,877)	—
Proceeds from issuance of Common Stock, net of shares withheld for taxes	(1,854)	—
Other	(718)	(14,169)
Cash provided (used) by financing activities	186,205	(1,110,956)
Effect of foreign currency rate changes on cash and cash equivalents	(1,991)	995
Net change in cash and cash equivalents	149,468	(20,089)
Cash and cash equivalents – beginning of period	106,808	96,776
Cash and cash equivalents – end of period	$256,276	$76,687

See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of (Deficit) Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total (Deficit) Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2019	56,812	$—	$150,673	$(1,718)	$(79,698)	$69,257
Net loss	—	—	—	(2,712)	—	(2,712)
Stock-based compensation, net	119	—	3,293	(2,682)	—	611
Foreign currency translation	—	—	—	—	(27,210)	(27,210)
Defined benefit pension plans	—	—	—	—	29	29
Derivative financial instruments	—	—	—	—	(26,583)	(26,583)
Dividends on Common Stock ($0.56 per share)	—	—	—	(31,877)	—	(31,877)
Balance, March 2020	56,931	$—	$153,966	$(38,989)	$(133,462)	$(18,485)
Net loss	—	—	—	(33,262)	—	(33,262)
Stock-based compensation, net	—	—	4,694	—	—	4,694
Foreign currency translation	—	—	—	—	3,199	3,199
Defined benefit pension plans	—	—	—	—	(17)	(17)
Derivative financial instruments	—	—	—	—	(1,018)	(1,018)
Balance, June 2020	56,931	$—	$158,660	$(72,251)	$(131,298)	$(44,889)

	Common Stock		Additional Paid-in Capital	Former Parent Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	Amounts
Balance, December 2018	—	$—	$—	$1,868,634	$—	$(145,182)	$1,723,452
Adoption of new accounting standard (ASU 2016-02)	—	—	—	(2,713)	—	—	(2,713)
Net income	—	—	—	15,413	—	—	15,413
Foreign currency translation	—	—	—	—	—	758	758
Net transfers to former parent	—	—	—	(157,928)	—	—	(157,928)
Balance, March 2019	—	$—	$—	$1,723,406	$—	$(144,424)	$1,578,982
Net income	—	—	—	16,751	21,235	—	37,986
Stock-based compensation, net	—	—	1,879	—	—	—	1,879
Foreign currency translation	—	—	—	—	—	4,686	4,686
Defined benefit pension plans	—	—	—	—	—	(14)	(14)
Derivative financial instruments	—	—	—	—	—	(2,420)	(2,420)
Net transfers to former parent	—	—	—	(1,607,415)	—	68,484	(1,538,931)
Transfer of former parent investment to additional paid-in capital	—	—	132,742	(132,742)	—	—	—
Issuance of Common Stock	56,648	—	—	—	—	—	—
Balance, June 2019	56,648	$—	$134,621	$—	$21,235	$(73,688)	$82,168

See accompanying notes to unaudited consolidated and combined financial statements.

7 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending January 2, 2021 ("fiscal 2020"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended June 2020, December 2019 and June 2019 correspond to the fiscal periods ended June 27, 2020, December 28, 2019 and June 29, 2019, respectively.
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
Impact of COVID-19
During the first and second quarter of 2020, the novel coronavirus (“COVID-19”) pandemic significantly impacted global economic conditions, as well as the Company's operations. Given the uncertainties of COVID-19 and the associated potential impact on future results of operations and liquidity, the Company implemented strategic actions to reduce expenses and enhance liquidity. These actions included draws on the Revolving Credit Facility (as defined in Note 6 to the Company's financial statements), temporary suspension of the payment of a dividend, targeted reductions in operating expenses and capital expenditures, temporary reduction of fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, and focused management of working capital, including reduction in finished goods received from owned manufacturing and sourced vendors.
Additionally, on May 5, 2020, the Company entered into an amendment to the Credit Agreement (as defined in Note 6 to the Company's financial statements) to provide relief for potential financial covenant compliance issues during future reporting periods. As of June 2020, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. See Note 6 to the Company's financial statements for additional information.
The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements, asset impairment charges, the effectiveness of the Company’s hedging instruments, and expected compliance with applicable financial covenants in our Credit Agreement. These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of COVID-19. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. The financial statements may not be indicative of the Company's future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had it operated as a standalone company for all periods presented. Additionally, operating results for the three and six months ended June 2020 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2020. The unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements for the fiscal year ended

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
December 28, 2019 included in the Company's 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") on March 11, 2020 ("2019 Annual Report on Form 10-K").
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
The combined statements of operations included costs for certain centralized functions and programs provided and administered by VF that were charged directly to the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain and insurance.
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
All intracompany transactions were eliminated. All transactions between the Company and VF were included in the combined financial statements. For those transactions between the Company and VF that were historically settled in cash, the Company reflected such balances in the balance sheet within "due from former parent" or "due to former parent." All amounts due to and from former parent were settled in connection with the Separation. The aggregate net effect of transactions between the Company and VF that were not historically settled in cash were reflected in the balance sheet within "former parent investment" and in the statements of cash flows within "net transfers to former parent." Subsequent to the Separation, the Company continued to service commercial arrangements with VF, which included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018. None of these arrangements with VF have continued in 2020.
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
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and has since issued additional updates to provide further clarification. This guidance requires use of the current expected credit loss ("CECL") model, thus replacing the existing incurred credit loss model. The CECL model requires an entity to recognize an allowance for credit losses at each reporting period that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company determined this guidance primarily applied to trade accounts receivable from customers and licensees, and adopted it on the first day of fiscal 2020 using the modified retrospective approach. There was no cumulative-effect adjustment to (accumulated deficit) retained earnings required upon adoption. See Note 4 to the Company's financial statements for additional disclosures on credit losses.
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

9 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

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
In April 2020, the FASB provided interpretive guidance that simplifies accounting for rent concessions, including rent deferrals, that are a direct consequence of COVID-19. In response to temporary store closures related to COVID-19, the Company is engaged in discussions with landlords regarding potential rent deferrals and other rent concessions. The Company has elected to not evaluate whether a COVID-19 related rent concession constitutes a lease modification and will continue to account for rent deferrals or other rent concessions as lease modifications in accordance with existing Accounting Standards Codification ("ASC") 842 guidance. Lease modifications resulting from COVID-19 did not have a significant impact on the Company's financial statements for the three and six months ended June 2020.
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
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which is intended to provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective upon issuance and can be applied anytime from the issuance date through December 31, 2022. The impact of this guidance on the Company's financial statements and related disclosures will continue to be evaluated by the Company through the application period, and is not expected to be significant.

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
As of June 2020, there were no arrangements with transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients discussed above and (ii) fixed consideration related to future minimum guarantees.
For the three and six months ended June 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.
Contract Balances
Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less estimated allowances.
The Company's primary contract assets relate to sales-based royalty arrangements and the Company's primary contract liabilities relate to gift cards, loyalty programs and sales-based royalty arrangements.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	June 2020	December 2019	June 2019
Accounts receivable, net	$153,302	$228,459	$254,049
Contract assets (a)	3,113	10,679	2,529
Contract liabilities (b)	1,688	1,775	2,787
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three and six months ended June 2020, the Company recognized revenue of $0.1 million and $1.2 million, respectively, that was included in contract liabilities as of December 2019. For the three and six months ended June 2019, the Company recognized revenue of $0.2 million and $1.5 million, respectively, that was included in contract liabilities as of December 2018. The changes in the contract asset and contract liability balances primarily result from timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Most of the Company's licensing agreements include minimum guarantees for sales-based royalties. As of June 2020, the Company has contractual rights under its licensing agreements to receive $19.2 million of fixed consideration related to the future minimum guarantees through December 2024. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region covered by the agreement. Branded Direct-to-Consumer revenues include the distribution of our products via concession retail locations internationally, Wrangler® and Lee® branded full-price stores globally and Company-operated outlet stores globally. The Branded Direct-to-Consumer channel also includes sales of our branded products in U.S.-based VF Outlet™ stores and digital sales via www.wrangler.com and www.lee.com.
The Other channel primarily includes sales of third-party branded merchandise at VF Outlet™ stores. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the Branded Direct-to-Consumer channel discussed above. Prior to 2020, the Other channel also included transactions with VF for pre-Separation activities, none of which continued in 2020. These transactions included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.

	Three Months Ended June 2020

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$217,183	$33,194	$2,503	$252,880
Non-U.S. Wholesale	17,251	27,005	—	44,256
Branded Direct-to-Consumer	17,221	25,767	1	42,989
Other	—	—	9,129	9,129
Total	$251,655	$85,966	$11,633	$349,254

Geographic revenues
U.S.	$232,566	$44,119	$11,633	$288,318
International	19,089	41,847	—	60,936
Total	$251,655	$85,966	$11,633	$349,254

11 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

	Three Months Ended June 2019

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$299,040	$108,757	$4,710	$412,507
Non-U.S. Wholesale	40,569	56,845	633	98,047
Branded Direct-to-Consumer	24,383	41,306	14	65,703
Other	—	—	33,489	33,489
Total	$363,992	$206,908	$38,846	$609,746

Geographic revenues
U.S.	$317,831	$130,795	$38,002	$486,628
International	46,161	76,113	844	123,118
Total	$363,992	$206,908	$38,846	$609,746

	Six Months Ended June 2020

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$453,465	$125,772	$6,564	$585,801
Non-U.S. Wholesale	64,188	86,858	304	151,350
Branded Direct-to-Consumer	37,388	56,092	3	93,483
Other	—	—	23,118	23,118
Total	$555,041	$268,722	$29,989	$853,752

Geographic revenues
U.S.	$485,150	$152,087	$29,685	$666,922
International	69,891	116,635	304	186,830
Total	$555,041	$268,722	$29,989	$853,752

	Six Months Ended June 2019

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$575,865	$209,616	$11,435	$796,916
Non-U.S. Wholesale	109,224	157,741	633	267,598
Branded Direct-to-Consumer	48,838	81,082	14	129,934
Other	—	—	63,642	63,642
Total	$733,927	$448,439	$75,724	$1,258,090

Geographic revenues
U.S.	$611,700	$249,915	$74,880	$936,495
International	122,227	198,524	844	321,595
Total	$733,927	$448,439	$75,724	$1,258,090

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
NOTE 3 — BUSINESS SEGMENT INFORMATION
The Company has two reportable segments:
•Wrangler — Wrangler® branded denim, apparel and accessories.
•Lee — Lee® branded denim, apparel and accessories.
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

13 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable segments and (loss) income before income taxes:

	Three Months Ended June		Six Months Ended June

(In thousands)	2020	2019	2020	2019
Segment revenues:
Wrangler	$251,655	$363,992	$555,041	$733,927
Lee	85,966	206,908	268,722	448,439
Total reportable segment revenues	337,621	570,900	823,763	1,182,366
Other revenues	11,633	38,846	29,989	75,724
Total net revenues	$349,254	$609,746	$853,752	$1,258,090
Segment profit:
Wrangler	$28,938	$56,980	$62,801	$80,645
Lee	(18,417)	13,747	(17,444)	31,380
Total reportable segment profit	$10,521	$70,727	$45,357	$112,025
Corporate and other expenses	(26,348)	(20,382)	(59,570)	(34,371)
Interest income from former parent, net	—	1,423	—	3,762
Interest expense	(13,120)	(7,638)	(24,059)	(7,736)
Interest income	556	1,408	972	2,831
(Loss) profit related to other revenues	(6,477)	1,805	(8,705)	(1,280)
(Loss) income before income taxes	$(34,868)	$47,343	$(46,005)	$75,231

NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The Company is exposed to credit losses primarily through trade accounts receivable from customers and licensees which are generally short-term in nature. The Company maintains an allowance for doubtful accounts that will result from the inability of customers to make required payments of outstanding balances. In estimating this allowance, accounts receivable are evaluated on a pooled basis at each reporting date and aggregated on the basis of similar risk characteristics, including current and forecasted industry trends and economic conditions, aging status of accounts, and the financial strength and credit standing of customers, including payment and default history. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Receivables are written off against the allowance when all collection efforts have been exhausted and the likelihood of collection is remote.
The Company reviews the estimates used to calculate the allowance for doubtful accounts on a quarterly basis. At June 2020, the Company updated its evaluation of expected losses and related assumptions used in the allowance for doubtful accounts, including the impact of COVID-19. The Company also wrote off accounts receivable against the allowance, primarily due to the bankruptcy of a major U.S. retail customer during the three months ended June 2020.
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	Six Months Ended June 2020

Balance, December 2019	$11,852
Provision for expected credit losses	18,012
Accounts receivable balances written off	(7,502)
Other (1)	(713)
Balance, June 2020	$21,649
(1) Other includes impact of foreign currency translation and recoveries of amounts previously written off, none of which were individually significant.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
Sale of Trade Accounts Receivable
On April 1, 2019, the Company entered into an agreement with a financial institution to sell selected trade accounts receivable on a recurring, nonrecourse basis. Under this agreement, up to $377.5 million of the Company’s trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold balances from "accounts receivable, net" in its balance sheet at the time of sale. The Company does not retain any interests in the sold trade accounts receivable but continues to service and collect outstanding trade accounts receivable on behalf of the financial institution.
Prior to April 1, 2019, the Company had a separate agreement with VF, pursuant to which the Company’s trade accounts receivable were sold as part of VF’s agreement with a financial institution. Under this agreement, the Company did not retain any interests in the sold trade accounts receivable but continued to service and collect outstanding trade accounts receivable on behalf of VF. Prior to the Separation, the amount due from VF for these sales was separately reflected in the Company's balance sheets within "due from former parent." As discussed in Note 15 to the Company's financial statements, all amounts were settled at the Separation date.
During the six months ended June 2020 and June 2019, the Company sold total trade accounts receivable of $405.8 million and $518.7 million, respectively. As of June 2020, December 2019 and June 2019, $144.5 million, $188.1 million and $188.2 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for these programs are reflected in the Company's statements of operations within "other expense, net" and were $0.3 million and $1.1 million for the three and six months ended June 2020, respectively, and $1.5 million and $2.9 million for the three and six months ended June 2019, respectively. Net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of inventories recorded in the Company's balance sheets:

(In thousands)	June 2020	December 2019	June 2019
Finished products	$367,361	$383,643	$457,508
Work-in-process	21,416	34,783	35,680
Raw materials	44,148	39,675	44,980
Total inventories	$432,925	$458,101	$538,168

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

15 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
On May 5, 2020, given the uncertainties of COVID-19 and the associated impact on future results of operations, the Company entered into an amendment to the Credit Agreement (the “Amendment”) to address potential financial covenant compliance issues during future reporting periods. The Amendment established a temporary relief period for the Company (the "Relief Period") for certain provisions regarding financial covenants including (i) increase of the maximum Total Leverage Ratio, (ii) addition of a minimum liquidity floor of $200.0 million, (iii) addition of a $250.0 million limit on available cash at the time of and immediately after new borrowings, and (iv) imposition of stricter limitations on investments, acquisitions, restricted payments (including dividends) and the incurrence of indebtedness. The Relief Period is effective until the earlier of (i) the date on which a compliance certificate is delivered for the Company's quarter ended June 2021 or (ii) the date on which a compliance certificate is delivered in respect of the most recent ~~f~~iscal quarter demonstrating that the Company is in full compliance with all financial covenants that were in effect prior to the Amendment and upon the Company's written notification to the administrative agent that the Relief Period should end on such date. For quarterly measurement periods during the Relief Period, the Company is required to maintain a Total Leverage Ratio not to exceed 5.50 to 1.00, 5.50 to 1.00, 5.00 to 1.00 and 4.50 to 1.00 for the periods ended June 2020, September 2020, December 2020 and March 2021, respectively.
As of June 2020, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period and the Company's operating results and cash flows do not recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the applicable financial covenants and require the Company to seek additional amendments to the Credit Agreement. If the Company is not able to enter into such amendments, this would lead to an event of default which, if not cured timely, could require the Company to repay its outstanding debt. In that situation, the Company may not be able to generate sufficient liquidity, through new or refinanced debt, equity financing or asset sales, to repay its outstanding debt.
Short-term Borrowings
At June 2020, December 2019 and June 2019, the Company had $46.4 million, $47.8 million and $49.0 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Total outstanding balances under these arrangements were $0.3 million, $1.1 million and $2.8 million at June 2020, December 2019 and June 2019, respectively, and primarily consist of letters of credit that are non-interest bearing to the Company.
Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheet:

(In thousands)	June 2020	December 2019	June 2019
Revolving Credit Facility	$225,000	$—	$—
Term Loan A	693,393	695,111	694,166
Term Loan B	218,320	218,158	293,021
Total long-term debt	1,136,713	913,269	987,187
Less: current portion	(6,250)	—	(7,500)
Long-term debt, due beyond one year	$1,130,463	$913,269	$979,687
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. The Company had $475.0 million of outstanding borrowings under the Revolving Credit Facility as of March 2020, primarily resulting from drawdowns taken as a precautionary measure to provide increased financial flexibility, strengthen the Company’s near-term cash position and provide additional funding for working capital in response to COVID-19. The Company repaid $175.0 million in conjunction with the closing of the Amendment in May 2020 to comply with the available cash limitation. In June 2020, the Company made an additional discretionary repayment of $75.0 million. As of June 2020, the Company had $225.0 million of outstanding borrowings under the Revolving Credit Facility and $1.8 million of outstanding standby letters of credit issued on behalf of the Company, leaving $273.2 million available for borrowing against this facility.
The interest rate per annum applicable to the Revolving Credit Facility and Term Loan A is either a base rate plus a margin or the applicable LIBOR rate plus a margin, at the Company's election. Outside of the Relief Period, the applicable margins and facility fee are subject to adjustments based on the Company's credit ratings and Total Leverage Ratio. The applicable margin varies from 37.5 basis points to 125 basis points for base rate loans and from 137.5 basis points to 225 basis points for LIBOR loans. The Company is also required to pay a facility fee to the lenders, varying from 20 basis points to 40 basis points of the undrawn amount of the facility. During the Relief Period, the interest rate is either a base rate plus a margin of 225 basis points or the applicable LIBOR rate plus a margin of 325 basis points, at the Company’s election; and the facility fee is equal to 50 basis points of the undrawn amount of the facility.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
Additionally, the interest rate per annum applicable to Term Loan B is either a base rate plus a margin of 325 basis points or the applicable LIBOR rate plus a margin of 425 basis points, at the Company's election. The LIBOR rate for all loans under the Credit Facility is subject to a "floor" of 0%. Interest payments on all loans under the Credit Facility are due at least quarterly, and could be due more frequently based on the Company's interest rate elections.
Term Loan A had an outstanding principal amount of $700.0 million at June 2020, December 2019 and June 2019, which is recorded net of unamortized deferred financing costs. As of June 2020, interest expense on this facility was being recorded at an effective annual interest rate of 4.4%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap agreements.
Term Loan B had an outstanding principal amount of $223.0 million at June 2020 and December 2019, and $300.0 million at June 2019, which is recorded net of unamortized original issue discount and deferred financing costs. As of June 2020, interest expense on this facility was being recorded at an effective annual interest rate of 5.5%, including the amortization of original issue discount, deferred financing costs and the impact of the Company’s interest rate swap agreements.

NOTE 7 — FAIR VALUE MEASUREMENTS
Certain assets and liabilities measured and reported at fair value are classified in a three-level hierarchy that prioritizes the inputs used in the valuation process. Categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.
•Level 3 — Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company's own data and judgments about assumptions that market participants would use in pricing the asset or liability.
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

June 2020
Financial assets:
Cash equivalents:
Money market funds	$194,305	$194,305	$—	$—
Time deposits	1,455	1,455	—	—
Foreign currency exchange contracts	4,559	—	4,559	—
Investment securities	54,549	54,549	—	—
Financial liabilities:
Foreign currency exchange contracts	10,019	—	10,019	—
Interest rate swap agreements	18,832	—	18,832	—
Deferred compensation	54,766	—	54,766	—

17 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

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
The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign currency exchange contracts and interest rate swap agreements, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and observable interest rate yield curves for interest rate swap agreements. Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities. As of June 2020, these investments are comprised of mutual funds that are valued based on quoted prices in active markets (Level 1). During the three months ended June 2020, all Level 2 investments held in the Company's deferred compensation plans were removed and replaced with mutual fund investment options. Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments (Level 2).
Additionally, at June 2020, the carrying value of the Company's long-term debt, including the current portion, was $1,136.7 million compared to a fair value of $1,095.3 million. At December 2019, the carrying value of the Company's long-term debt was $913.3 million compared to a fair value of $906.1 million. The fair value of long-term debt, including the current portion, is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At June 2020 and December 2019, their carrying values approximated fair value due to the short-term nature of these instruments.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, operating lease assets, goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using market-based assumptions. As a result of temporary and expected permanent retail store closures, the Company assessed the related retail store assets for impairment and recorded impairment charges of $1.6 million and $1.8 million during the three and six months ended June 2020, respectively. There were no significant impairment charges recorded during the three and six months ended June 2019.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
On April 24, 2019, the Company began entering into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $290.2 million at June 2020, $341.6 million at December 2019 and $326.7 million at June 2019, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
On July 24, 2019, the Company entered into "floating to fixed" derivative agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $400.0 million at June 2020 and $475.0 million at December 2019. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship, although a limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If it was determined that the hedging relationship ceased to be highly effective, the Company would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of June 2020.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	June 2020	December 2019	June 2019	June 2020	December 2019	June 2019

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$3,689	$5,199	$852	$(9,597)	$(2,690)	$(3,916)
Interest rate swap agreements	—	—	—	(18,832)	(3,089)	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	870	364	3	(422)	(105)	(56)
Total derivatives	$4,559	$5,563	$855	$(28,851)	$(5,884)	$(3,972)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	June 2020		December 2019		June 2019

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$4,559	$(28,851)	$5,563	$(5,884)	$855	$(3,972)
Gross amounts not offset in the balance sheet	(1,745)	1,745	(1,133)	1,133	(5)	5
Net amounts	$2,814	$(27,106)	$4,430	$(4,751)	$850	$(3,967)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	June 2020	December 2019	June 2019
Other current assets	$3,716	$4,303	$741
Accrued liabilities	(8,625)	(2,058)	(3,263)
Other assets	843	1,260	114
Other liabilities	(20,226)	(3,826)	(709)

19 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
Cash Flow Hedges
The following tables present the effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive (loss) income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended		Six Months Ended

Cash Flow Hedging Relationships	June 2020	June 2019	June 2020	June 2019
Foreign currency exchange contracts	$812	$(2,058)	$(10,094)	$(2,058)
Interest rate swap agreements	(2,653)	—	(17,323)	—
Total	$(1,841)	$(2,058)	$(27,417)	$(2,058)

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended		Six Months Ended

Location of Gain (Loss)	June 2020	June 2019	June 2020	June 2019
Net revenues	$(194)	$(96)	$(552)	$(96)
Cost of goods sold	1,615	415	5,356	415
Other expense, net	141	43	137	43
Interest expense	(1,349)	—	(1,580)	—
Total	$213	$362	$3,361	$362
During the three months ended March 2020, the Company determined that, due to a reduction in forecasted sales, it was probable that forecasted transactions of certain foreign currency cash flow hedges would no longer occur as originally expected. Accordingly, $0.4 million of gains related to the ineffective portion of these contracts were reclassified from AOCL into earnings during the three months ended March 2020 and the six months ended June 2020.
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
The following table presents a summary of these derivatives included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended		Six Months Ended

Derivatives Not Designated as Hedges		June 2020	June 2019	June 2020	June 2019
Foreign currency exchange contracts	Net revenues	$2	$—	$6	$—
	Cost of goods sold	550	(57)	(3,122)	(57)
	Other expense, net	(13)	—	10	—
Total		$539	$(57)	$(3,106)	$(57)
Other Derivative Information
At June 2020, AOCL included $9.5 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 fiscal months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 20

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
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	June 2020	December 2019	June 2019
Foreign currency translation	$(108,129)	$(84,118)	$(81,841)
Defined benefit pension plans	(2,289)	(2,301)	(1,072)
Derivative financial instruments	(20,880)	6,721	9,225
Accumulated other comprehensive loss	$(131,298)	$(79,698)	$(73,688)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended June 2020
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, March 2020	$(111,328)	$(2,272)	$(19,862)	$(133,462)
Other comprehensive income (loss) before reclassifications	3,199	(27)	(820)	2,352
Amounts reclassified from accumulated other comprehensive income (loss)	—	10	(198)	(188)
Net other comprehensive (loss) income	3,199	(17)	(1,018)	2,164
Balance, June 2020	$(108,129)	$(2,289)	$(20,880)	$(131,298)

	Three Months Ended June 2019
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, March 2019	$(144,424)	$—	$—	$(144,424)
Other comprehensive income (loss) before reclassifications	4,686	(14)	(2,058)	2,614
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(362)	(362)
Net other comprehensive income (loss)	4,686	(14)	(2,420)	2,252
Amounts transferred from former parent	57,897	(1,058)	11,645	68,484
Balance, June 2019	$(81,841)	$(1,072)	$9,225	$(73,688)

21 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

	Six Months Ended June 2020
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, December 2019	$(84,118)	$(2,301)	$6,721	$(79,698)
Other comprehensive income (loss) before reclassifications	(24,011)	(8)	(24,475)	(48,494)
Amounts reclassified from accumulated other comprehensive income (loss)	—	20	(3,126)	(3,106)
Net other comprehensive income (loss)	(24,011)	12	(27,601)	(51,600)
Balance, June 2020	$(108,129)	$(2,289)	$(20,880)	$(131,298)

	Six Months Ended June 2019
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, December 2018	$(145,182)	$—	$—	$(145,182)
Other comprehensive income (loss) before reclassifications	5,444	(14)	(2,058)	3,372
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(362)	(362)
Net other comprehensive income (loss)	5,444	(14)	(2,420)	3,010
Amounts transferred from former parent	57,897	(1,058)	11,645	68,484
Balance, June 2019	$(81,841)	$(1,072)	$9,225	$(73,688)

The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended June		Six Months Ended June

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements
		2020	2019	2020	2019
Defined benefit pension plans:
Net change in deferred actuarial losses	Selling, general and administrative expenses	$(14)	$—	$(28)	$—
Total before tax		(14)	—	(28)	—
Tax benefit	Income taxes	4	—	8	—
Net of tax		(10)	—	(20)	—
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(194)	$(96)	$(552)	$(96)
Foreign currency exchange contracts	Cost of goods sold	1,615	415	5,356	415
Foreign currency exchange contracts	Other expense, net	141	43	137	43
Interest rate swap agreements	Interest expense	(1,349)	—	(1,580)	—
Total before tax		213	362	3,361	362
Tax expense	Income taxes	(15)	—	(235)	—
Net of tax		198	362	3,126	362
Total reclassifications for the period, net of tax		$188	$362	$3,106	$362

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 22

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
NOTE 10 — STOCK-BASED COMPENSATION
During the three months ended June 2020, the Company granted equity awards under the Kontoor Brands, Inc. 2019 Stock Compensation Plan, including performance-based restricted stock units ("PRSUs”) and time-based restricted stock units ("RSUs") for approximately 530,000 shares to employees and RSUs for approximately 30,000 shares to nonemployee members of the Board of Directors. The fair market value of Kontoor Common Stock at the date all of the awards were granted was $15.51 per share.
Each PRSU entitles the employee to receive a potential final payout ranging from zero to two shares of Kontoor Common Stock at the end of a three-year performance period. The number of shares earned by participants, if any, is based on achievement of annually established performance goals set by the Talent and Compensation Committee of the Board of Directors. Shares earned related to the 2020 grants will be issued to participants following the conclusion of the three-year performance period. Each RSU entitles the employee to one share of Kontoor Common Stock and generally vests over a three-year period.
Each RSU granted to nonemployee members of the Board of Directors vests upon grant and will be settled in one share of Kontoor Common Stock one year from the date of grant.

NOTE 11 — INCOME TAXES
The effective income tax rate for the six months ended June 2020 was 21.8% compared to 29.0% in the 2019 period. The six months ended June 2020 included a net discrete tax benefit of $7.7 million, primarily comprised of $6.3 million of tax benefit recognized due to the enactment of Swiss tax reform in the canton of Ticino and $1.1 million of tax benefit related to the finalization of state tax return filings. The $7.7 million net discrete tax benefit in the six months ended June 2020 increased the effective income tax rate by 16.8%.
The effective tax rate for the six months ended June 2019 included a net discrete tax expense of $0.7 million, primarily comprised of $3.8 million of net tax expense related to unrecognized tax benefits and interest, and $3.1 million of tax benefit related to stock compensation. The $0.7 million net discrete tax expense in the six months ended June 2019 increased the effective income tax rate by 0.9%.
The effective income tax rate without discrete items for the six months ended June 2020 was 5.0% compared to 28.1% in the 2019 period. The reduction was primarily due to a higher percentage of income in lower tax rate jurisdictions and a reduction in losses incurred for which no related tax benefit was recognized.
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
During the six months ended June 2020, the amount of net unrecognized tax benefits and associated interest increased by $0.3 million to $14.6 million. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.9 million within the next 12 fiscal months due to settlement of audits and expiration of statutes of limitations, $0.7 million of which would reduce income tax expense.
NOTE 12 — (LOSS) EARNINGS PER SHARE
The calculations of basic and diluted (loss) earnings per share ("EPS") is based on net (loss) income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. On May 22, 2019, the Separation from VF was effected through a pro-rata distribution of one share of the Company's common stock for every seven shares of VF common stock held at the close of business on the record date of May 10, 2019. As a result, on May 23, 2019, the Company had 56,647,561 shares of common stock outstanding. This share amount was utilized for the calculations of basic and diluted earnings per share for all periods presented through the Separation date. After the Separation date, actual outstanding shares were used in the calculations of both basic and diluted weighted average number of common shares outstanding.

23 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2020	2019	2020	2019
Net (loss) income	$(33,262)	$37,986	$(35,974)	$53,399
Basic weighted average shares outstanding	56,931	56,648	56,903	56,648
Dilutive effect of stock-based awards	—	272	—	131
Diluted weighted average shares outstanding	56,931	56,920	56,903	56,779
(Loss) earnings per share:
Basic (loss) earnings per common share	$(0.58)	$0.67	$(0.63)	$0.94
Diluted (loss) earnings per common share	$(0.58)	$0.67	$(0.63)	$0.94

All potentially dilutive awards were excluded from the diluted loss per share calculations for the three and six months ended June 2020 because the Company incurred a net loss for these periods and their inclusion would be anti-dilutive. A total of 2.1 million and 1.6 million shares related to stock-based awards were excluded from the diluted loss per share calculations for the three and six months ended June 2020, respectively. The number of potentially dilutive awards excluded from the diluted earnings per share calculations for the three and six months ended June 2019 was not significant.

A total of 0.4 million shares of performance-based restricted stock units were excluded from the calculations of diluted loss per share for the three and six months ended June 2020 as the units were not considered to be contingent outstanding shares.

NOTE 13 — LEASES
The Company enters into operating leases for offices, operational facilities, retail locations, vehicles and other assets that expire at various dates through 2031. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to leases:

(In thousands)	Six Months Ended June 2020	Six Months Ended June 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$18,925	$22,950
Right-of-use assets obtained in exchange for new operating leases - non-cash activity	$702	$23,446

NOTE 14 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, which primarily included severance and impairment charges related to COVID-19 and our VF OutletTM business during the three and six months ended June 2020.
Of the $5.8 million and $11.6 million of restructuring charges recognized during the three and six months ended June 2020, respectively, $5.8 million and $11.1 million were reflected within "selling, general and administrative expenses." Restructuring charges of $0.5 million were reflected within "cost of goods sold" during the six months ended June 2020.
Of the $1.7 million and $24.6 million of restructuring charges recognized during the three and six months ended June 2019, respectively, $1.7 million and $13.8 million were reflected within "selling, general and administrative expenses." Restructuring charges of $10.8 million were reflected within "cost of goods sold" during the six months ended June 2019.
Of the $7.4 million total restructuring accrual reported in the Company's balance sheet at June 2020, $7.3 million is expected to be paid out within the next 12 fiscal months and is classified within "accrued liabilities." The remaining $0.1 million is classified within "other liabilities." All of the $2.2 million total restructuring accrual reported in the Company's balance sheet at December 2019 was classified within "accrued liabilities."

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 24

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The following table presents the components of restructuring charges:

	Three Months Ended		Six Months Ended
(In thousands)
	June 2020	June 2019	June 2020	June 2019
Severance and employee-related benefits	$4,215	$1,746	$10,010	$14,903
Asset impairments	1,579	—	1,579	1,596
Inventory write-downs	—	—	—	4,403
Other	—	—	—	3,660
Total restructuring charges	$5,794	$1,746	$11,589	$24,562
The following table presents the restructuring costs by business segment:

	Three Months Ended		Six Months Ended
(In thousands)
	June 2020	June 2019	June 2020	June 2019
Wrangler	$478	$1,191	$3,656	$17,613
Lee	514	461	3,131	6,685
Corporate and other	4,802	94	4,802	264
Total	$5,794	$1,746	$11,589	$24,562
The following table presents activity in the restructuring accrual for the six-month period ended June 2020:

(In thousands)	Total

Accrual at December 2019	$2,172
Charges	10,010
Cash payments	(4,610)
Adjustments to accruals	(179)
Accrual at June 2020	$7,393

NOTE 15 — TRANSACTIONS WITH FORMER PARENT
Prior to the Separation, the Company's financial statements were prepared on a carve-out basis and were derived from the consolidated financial statements and accounting records of VF. Refer to Note 1 to the Company's financial statements for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis. The following discussion summarizes activity between the Company and VF through the Separation date.
Sales and Purchases To and From Former Parent
During the three and six months ended June 2019, the Company's sales to VF through the Separation date were $3.4 million and $14.1 million, respectively, which were included within "net revenues" in the Company's statements of operations. During the three and six months ended June 2019, the Company's purchases from VF through the Separation date were $0.2 million and $0.5 million, which were included within "cost of goods sold" in the Company's statements of operations. At June 2020, December 2019 and June 2019, the aggregate amount of inventories purchased from VF that remained on the Company's balance sheets was approximately $0.3 million, $0.4 million and $1.0 million, respectively.
Notes To and From Former Parent
All notes to and from former parent were settled in connection with the Separation and there were no remaining balances as of June 2020, December 2019 or June 2019.
During the three and six months ended June 2019, the Company recorded net interest income through the Separation date related to these notes of $1.4 million and $3.8 million, respectively, which was included within "interest income from former parent, net" in the Company's statements of operations.

25 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
Due To and From Former Parent
All amounts due to and from former parent were settled in connection with the Separation and there were no remaining balances as of June 2020, December 2019 or June 2019.
Net Transfers To and From VF
Net transfers to and from VF are included within "former parent investment" in the statements of (deficit) equity.
The following table presents components of the transfers to and from VF:

(In thousands)	Six Months Ended June 2019 (a)
General financing activities	$(723,155)
Corporate allocations	47,903
Stock-based compensation expense	9,582
Pension benefit	(2,246)
Purchases from parent	3,193
Sales to parent	(13,988)
Other income tax	10,863
Transition tax related to the Tax Act	3,937
Cash dividend to former parent	(1,032,948)
Total net transfers to former parent	$(1,696,859)
(a) Activity reflected through the Separation date.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 26

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
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending January 2, 2021 ("fiscal 2020"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended June 2020, December 2019 and June 2019 correspond to the fiscal periods ended June 27, 2020, December 28, 2019 and June 29, 2019, respectively.
Spin-Off Transaction
On May 22, 2019, VF Corporation ("VF" or "former parent") completed the spin-off of its Jeanswear business (the "Separation"), which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business. Kontoor began to trade as a standalone public company (NYSE: KTB) on May 23, 2019.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to affect all parts of the world. Governments have taken various actions to slow and otherwise control the spread of COVID-19, including the issuance of stay-at-home orders and social distancing guidelines. COVID-19 has resulted in a global economic slowdown which had a meaningful negative impact on our financial condition, cash flows and results of operations in the first and second quarter of 2020. Temporary retail store closures and evolving government-imposed restrictions have resulted in reduced traffic and consumer spending within the retail industry, and increased unemployment and economic uncertainty have resulted in further reductions in consumer spending, all of which has negatively impacted both our wholesale and direct-to-consumer channels.
The Company’s priority has been to support the safety of its employees and consumers. Actions taken to date include enacting global travel restrictions for all employees, enabling remote-work flexibility, implementing enhanced cleaning and sanitation protocols in all facilities, and closing of facilities, as appropriate.
The Company’s offices have reopened as permitted by local guidelines, but many associates continue to work remotely. The Company’s distribution centers around the world continue to operate and fulfill wholesale and direct-to-consumer orders. Most all of our Company-operated brick and mortar retail stores have reopened.
Due to volume adjustments, social distancing requirements, and government mandated closures and stay-at-home orders in countries where our internal manufacturing facilities are located, we operated these facilities at decreased capacities during the second quarter of 2020. In addition, a significant portion of the Company’s sourced finished products originate from various countries that continue to be under governmental stay-at-home orders, and we are diligently monitoring developments and working with these long-standing partners to prioritize production to best align with demand. Although we have not experienced significant service disruptions to customers, we have experienced some delays in product availability for Fall orders and continue to work to minimize any impact to our customers.
The Company has taken actions to strengthen our financial flexibility and preserve adequate liquidity during this uncertain economic situation. These actions included draws on the Revolving Credit Facility (as defined in Note 6 to the Company's financial statements), temporary suspension of the payment of a dividend, targeted reductions in operating expenses and capital expenditures, temporary reduction of fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, and focused management of working capital, including reduction in finished goods received from owned manufacturing and sourced vendors.
Additionally, on May 5, 2020, the Company entered into an amendment to the Credit Agreement (as defined in Note 6 to the Company's financial statements). Refer to "Analysis of Financial Condition - Liquidity and Capital Resources" section below for further discussion.

27 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

Net revenues and profits across all our segments and geographies have decreased significantly due to the COVID-19 impact, beginning late January 2020 in China and mid-March 2020 in the U.S. and Europe, as customer retail and owned door closures and governmental stay-at-home orders increased. These negative impacts on operating results continued into the second quarter of 2020, although we began to see gradual improvement as the quarter progressed. As the ultimate health and economic impact of the pandemic remains fluid, we anticipate a prolonged COVID-19 operating environment for the remainder of 2020.
Basis of Presentation
The Company’s financial statements for the period from May 23, 2019 were consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. The Company’s financial statements for periods through the Separation date of May 22, 2019 were combined financial statements prepared on a "carve-out" basis of accounting, which reflected the business as historically managed within VF. The balance sheet and cash flows included only those assets and liabilities directly related to the Jeanswear and VF OutletTM businesses, and the statements of operations included the historically reported results of those businesses along with allocations of a portion of VF’s total corporate expenses. Refer to Note 1 to the Company's financial statements for additional information on the carve-out basis of accounting.
The basis of accounting differences before and after the Separation from VF results in a lack of comparability between periods in the statements of operations, primarily in selling, general and administrative expenses. Effective with the Separation, the Company also implemented business model changes, which included the exit of unprofitable markets in Europe, the transition of our former Central and South America ("CASA") region to a licensed model and the discontinuation of certain transactions with VF. Accordingly, certain revenues and costs presented in the carve-out statement of operations did not continue after the Separation.
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

SECOND QUARTER OF FISCAL 2020 SUMMARY
•Net revenues decreased 43% to $349.3 million compared to the three months ended June 2019, driven by decreases in all channels as discussed below.
•U.S. Wholesale revenues decreased 39% compared to the three months ended June 2019, primarily due to the impact of COVID-19 and a shift in the timing of Fall shipments from the second quarter to the third quarter of 2020. These declines were partially offset by growth in our U.S. digital wholesale business. U.S. Wholesale revenues represented 72% of total revenues in the current period.
•Non-U.S. Wholesale revenues decreased 55% compared to the three months ended June 2019, primarily due to the impact of COVID-19. The decrease was also impacted by planned revenue losses in the current period associated with proactive strategic quality-of-sales programs initiated in 2019, which included (i) the exit of unprofitable points of distribution in India and (ii) business model changes actioned by the Company. In addition, non-U.S. wholesale revenues included a 2% unfavorable impact from foreign currency. Non-U.S. wholesale revenues represented 13% of total revenues in the current period.
•Branded Direct-to-Consumer revenues decreased 35% on a global basis compared to the three months ended June 2019, primarily due to temporary closures of the Company's brick and mortar retail stores due to the impact of COVID-19. These declines were partially offset by growth in our owned e-commerce sites. The global Branded Direct-to-Consumer channel represented 12% of total revenues in the current period.
•Gross margin decreased 10 basis points to 38.5% compared to the three months ended June 2019, primarily due to deleverage of fixed manufacturing costs resulting from reduced production attributable to COVID-19, partially offset by benefits from lower restructuring and Separation costs as compared to the prior year period, favorable channel mix, product cost improvements and planned proactive quality-of-sales programs initiated in 2019.
•Selling, general & administrative expenses as a percentage of net revenues increased to 44.7% compared to 29.9% for the 2019 period, primarily due to deleverage of fixed costs on lower revenues, increased restructuring and Separation costs as compared to the prior year period and increased bad debt expense primarily related to the bankruptcy of a major U.S. retailer during the quarter. These increases were partially offset by targeted reductions in operating expenses in response to COVID-19.
•Net (loss) income was a loss of $33.3 million compared to income of $38.0 million for the three months ended June 2019, primarily due to the business results discussed above.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 28

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated and Combined Statements of Operations
The following table presents a summary of the changes in net revenues for the periods ended June 2020 as compared to June 2019:

(In millions)	Three Months Ended June	Six Months Ended June

Net revenues — 2019	$609.7	$1,258.1
Operations	(257.8)	(398.6)
Impact of foreign currency	(2.6)	(5.7)
Net revenues — 2020	$349.3	$853.8
Three Months Ended June 2020 Compared to the Three Months Ended June 2019
Net revenues decreased 43% due to declines in the Wrangler and Lee segments, as well as declines in the Other category. These declines were primarily due to the impact of COVID-19. The decrease was also impacted by an estimated $33.0 million shift in the timing of Fall shipments from the second quarter to the third quarter of 2020, and planned proactive quality-of-sales programs initiated in 2019. These declines were partially offset by growth in the U.S. digital wholesale business and our owned e-commerce sites.
Six Months Ended June 2020 Compared to the Six Months Ended June 2019
Net revenues decreased 32% due to declines in the Wrangler and Lee segments, as well as declines in the Other category. These declines were primarily due to the impact of COVID-19. The decrease was also impacted by planned exits and reduced sales of certain lower margin lines of business, and planned proactive quality-of-sales programs initiated in 2019. These declines were partially offset by growth in the U.S. digital wholesale business and our owned e-commerce sites.
Additional details on revenues are provided in the section titled “information by business segment.”
The following table presents components of the Company's statements of operations as a percentage of total net revenues:

	Three Months Ended June		Six Months Ended June

(Dollars in thousands)	2020	2019	2020	2019
Net revenues	$349,254	$609,746	$853,752	$1,258,090
Gross margin (net revenues less cost of goods sold)	$134,366	$235,569	$325,130	$482,888
As a percentage of total net revenues	38.5%	38.6%	38.1%	38.4%
Selling, general and administrative expenses	$156,161	$182,049	$347,089	$404,173
As a percentage of total net revenues	44.7%	29.9%	40.7%	32.1%
Operating (loss) income	$(21,795)	$53,520	$(21,959)	$78,715
As a percentage of total net revenues	(6.2)%	8.8%	(2.6)%	6.3%
Three Months Ended June 2020 Compared to the Three Months Ended June 2019
Gross margin decreased 10 basis points. The decline in gross margin during the current period was primarily due to deleverage of fixed manufacturing costs resulting from reduced production attributable to COVID-19, partially offset by benefits from lower restructuring and Separation costs as compared to the prior year period, favorable channel mix, product cost improvements and planned proactive quality-of-sales programs initiated in 2019.
Selling, general and administrative expenses as a percentage of net revenues increased to 44.7% compared to 29.9% for the 2019 period, driven by deleverage of fixed costs on lower revenues and increased bad debt expense primarily related to the bankruptcy of a major U.S. retailer during the quarter. Selling, general & administrative expenses as a percentage of net sales were also negatively impacted by 4.9% when compared to the 2019 period due to restructuring, Separation costs and business model changes, which for the 2020 period were primarily costs associated with the Company's global ERP implementation and information technology infrastructure build-out. These increases were partially offset by targeted reductions in operating expenses in response to COVID-19.

29 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

Six Months Ended June 2020 Compared to the Six Months Ended June 2019
Gross margin decreased 30 basis points. The decline in gross margin was primarily due to the impact of COVID-19, driven by deleverage of fixed manufacturing costs resulting from reduced production and unfavorable geographic mix due to lower international sales. The decrease was largely offset by lower restructuring and Separation costs as compared to the prior year period, favorable channel mix, product cost improvements and planned proactive quality-of-sales programs initiated in 2019.
Selling, general and administrative expenses as a percentage of net revenues increased to 40.7% compared to 32.1% for the 2019 period, primarily due to deleverage of fixed costs on lower revenues and increased bad debt expense driven by the impact of COVID-19, including the bankruptcy of a major U.S. retailer during the second quarter of 2020. Selling, general & administrative expenses as a percentage of net sales were also negatively impacted by 1.9% when compared to 2019 due to restructuring, Separation costs and business model changes, which for the 2020 period were primarily costs associated with the Company's global ERP implementation and information technology infrastructure build-out.
The effective income tax rate was 21.8% for the six months ended June 2020 compared to 29.0% in the 2019 period.
The six months ended June 2020 included a net discrete tax benefit of $7.7 million, primarily comprised of $6.3 million of tax benefit recognized due to the enactment of the Swiss tax reform in the canton of Ticino and $1.1 million of tax benefit related to the finalization of state tax return filings. The $7.7 million net discrete tax benefit in the six months ended June 2020 increased the effective income tax rate by 16.8%.
As a result of COVID-19, tax authorities across multiple jurisdictions are offering various relief mechanisms to taxpayers to assist with the business disruption. These measures vary by jurisdiction, but often include the ability to delay certain income tax payments. The Company intends to use these provisions where prudent. The COVID-19 relief measures did not have a significant impact on the Company's effective tax rate for the six months ended June 2020.
The effective tax rate for the six months ended June 2019 included a net discrete tax expense of $0.7 million, primarily comprised of $3.8 million of net tax expense related to unrecognized tax benefits and interest and $3.1 million of tax benefit related to stock compensation. The $0.7 million net discrete tax expense in the six months ended June 2019 increased the effective income tax rate by 0.9%.
The effective income tax rate without discrete items for the six months ended June 2020 was 5.0% compared to 28.1% in the 2019 period. The reduction was primarily due to a higher percentage of income in lower tax rate jurisdictions and a reduction in losses incurred for which no related tax benefit was recognized.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 30

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
The following tables present a summary of the changes in segment revenues and segment profit for the three and six months ended June 2020 as compared to the three and six months ended June 2019:
Segment Revenues:

	Three Months Ended June
(In millions)	Wrangler	Lee	Total
Segment revenues — 2019	$364.0	$206.9	$570.9
Operations	(111.6)	(119.0)	(230.7)
Impact of foreign currency	(0.7)	(1.9)	(2.6)
Segment revenues — 2020	$251.7	$86.0	$337.6

	Six Months Ended June
(In millions)	Wrangler	Lee	Total
Segment revenues — 2019	$733.9	$448.4	$1,182.4
Operations	(176.9)	(176.0)	(352.9)
Impact of foreign currency	(2.0)	(3.7)	(5.7)
Segment revenues — 2020	$555.0	$268.7	$823.8

Segment Profit:

	Three Months Ended June
(In millions)	Wrangler	Lee	Total
Segment profit — 2019	$57.0	$13.7	$70.7
Operations	(28.4)	(32.3)	(60.7)
Impact of foreign currency	0.3	0.2	0.5
Segment profit — 2020	$28.9	$(18.4)	$10.5

	Six Months Ended June
(In millions)	Wrangler	Lee	Total
Segment profit — 2019	$80.6	$31.4	$112.0
Operations	(18.1)	(49.1)	(67.2)
Impact of foreign currency	0.3	0.3	0.6
Segment profit — 2020	$62.8	$(17.4)	$45.4

31 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Segment revenues	$251.7	$364.0	(30.9)%	$555.0	$733.9	(24.4)%
Segment profit	$28.9	$57.0	(49.3)%	$62.8	$80.6	(22.1)%
Operating margin	11.5%	15.7%		11.3%	11.0%
Three Months Ended June 2020 Compared to the Three Months Ended June 2019
Global revenues for the Wrangler® brand decreased 31%, driven by declines in all channels.
•Revenues in the Americas region decreased 28%, primarily due to a 27% decrease in U.S. wholesale revenues resulting from the impact of COVID-19 and an estimated $33.0 million shift in the timing of Fall shipments from the second quarter to the third quarter of 2020. The declines were partially offset by growth in the U.S. digital wholesale business and our owned e-commerce sites. Additionally, Non-U.S. Americas wholesale revenues decreased 45%, primarily due to the impact of COVID-19, business model changes initiated in 2019 within the CASA region and a 3% unfavorable impact from foreign currency.
•Revenues in the Asia-Pacific ("APAC") region decreased 74%. The decrease was primarily in India, which was impacted by COVID-19, our exit of unprofitable points of distribution initiated in 2019 and a 2% unfavorable impact from foreign currency.
•Revenues in the Europe, Middle East and Africa ("EMEA") region decreased 61%, primarily due to the impact of COVID-19 and a 1% unfavorable impact from foreign currency.
Operating margin decreased to 11.5% compared to 15.7% for the 2019 period primarily due to the impact of COVID-19, driven by deleverage of fixed manufacturing costs resulting from reduced production and deleverage of other non-manufacturing fixed costs on lower revenues. These declines were partially offset by benefits from product cost improvements, favorable channel mix, planned proactive quality-of-sales programs initiated in 2019, lower restructuring and Separation costs as compared to the prior year period and targeted reductions in operating expenses in response to COVID-19. Operating margin was negatively impacted by 80 and 410 basis points during the three months ended June 2020 and June 2019, respectively, due to restructuring, Separation costs and business model changes.
Six Months Ended June 2020 Compared to the Six Months Ended June 2019
Global revenues for the Wrangler® brand decreased 24%, driven by declines in all channels.
•Revenues in the Americas region decreased 22%, primarily due to a 21% decrease in U.S. wholesale revenues resulting from the impact of COVID-19. The declines were partially offset by growth in the U.S. digital wholesale business. Additionally, Non-U.S. Americas wholesale revenues decreased 39%, primarily due to business model changes initiated in 2019 within the CASA region and a 2% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 63%, primarily due to the impact of COVID-19. The decrease was also impacted by our exit of unprofitable points of distribution in India initiated in 2019 and a 1% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 36%, primarily due to the impact of COVID-19 and a 2% unfavorable impact from foreign currency.
Operating margin increased to 11.3% compared to 11.0% for the 2019 period primarily due to favorable channel mix and targeted reductions in operating expenses, partially offset by the impact of COVID-19, driven by deleverage of fixed manufacturing costs resulting from reduced production, deleverage of other non-manufacturing fixed costs on lower revenues and increased bad debt expense. Operating margin was negatively impacted by 120 and 590 basis points during the six months ended June 2020 and June 2019, respectively, due to restructuring, Separation costs and business model changes.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 32

Lee

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Segment revenues	$86.0	$206.9	(58.4)%	$268.7	$448.4	(40.1)%
Segment (loss) profit	$(18.4)	$13.7	(234.3)%	$(17.4)	$31.4	(155.4)%
Operating margin	(21.4)%	6.6%		(6.5)%	7.0%
Three Months Ended June 2020 Compared to the Three Months Ended June 2019
Global revenues for the Lee® brand decreased 58%, driven by declines in all channels.
•Revenues in the Americas region decreased 66%, primarily due to a 69% decrease in U.S. wholesale revenues resulting from the impact of COVID-19. Non-U.S. Americas wholesale revenues decreased 67%, primarily due to the impact of COVID-19, business model changes initiated in 2019 within the CASA region and an 5% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 29%, primarily due to the impact of COVID-19 and a 3% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 62%, primarily due to the impact of COVID-19. The decrease was also attributable to the ongoing impact of planned proactive quality-of-sales programs initiated in 2019, including business model changes, and a 1% unfavorable impact from foreign currency.
Operating margin was a loss of 21.4% compared to operating margin of 6.6% for the 2019 period, primarily due to the impact of COVID-19, driven by deleverage of fixed manufacturing costs resulting from reduced production, deleverage of other non-manufacturing fixed costs on lower revenues and increased bad debt expense associated with the bankruptcy of a major U.S. retailer during the quarter. These declines were partially offset by benefits from favorable channel and geographic mix, product cost improvement, planned proactive quality-of-sales programs initiated in 2019 and targeted reductions in operating expenses in response to COVID-19. Operating margin was negatively impacted by 210 and 310 basis points during the three months ended June 2020 and June 2019, respectively, due to restructuring, Separation costs and business model changes.
Six Months Ended June 2020 Compared to the Six Months Ended June 2019
Global revenues for the Lee® brand decreased 40%, driven by declines in all channels.
•Revenues in the Americas region decreased 40%, primarily due to a 40% decrease in U.S. wholesale revenues resulting from the impact of COVID-19. Non-U.S. Americas wholesale revenues decreased 51%, primarily due to the impact of COVID-19 and a 3% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 41%, primarily due to the impact of COVID-19. The decrease was also impacted by our exit of unprofitable points of distribution in India initiated in 2019 and a 2% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 37%, primarily due to the impact of COVID-19. The decrease also reflected the ongoing impact of planned proactive quality-of-sales programs initiated in 2019, including the exit of an underperforming country in Europe, and a 2% unfavorable impact from foreign currency.
Operating margin was a loss of 6.5% compared to operating margin of 7.0% for the 2019 period, primarily due to the impact of COVID-19, driven by deleverage of fixed manufacturing costs resulting from reduced production, deleverage of other non-manufacturing fixed costs on lower revenues and increased bad debt expense associated with the bankruptcy of a major U.S. retailer. These declines were partially offset by benefits from favorable channel and geographic mix and targeted reductions in operating expenses in response to COVID-19. Operating margin was negatively impacted by 210 and 440 basis points during the six months ended June 2020 and June 2019, respectively, due to restructuring, Separation costs and business model changes.

33 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

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

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Revenues	$11.6	$38.8	(70.1)%	$30.0	$75.7	(60.4)%
(Loss) profit	$(6.5)	$1.8	(461.1)%	$(8.7)	$(1.3)	(569.2)%
Operating margin	(56.0)%	4.6%		(29.0)%	(1.7)%
Three Months Ended June 2020 Compared to the Three Months Ended June 2019
Other revenues decreased 70% as VF Outlet™ store revenues declined 65% compared to 2019, primarily due to temporary retail store closures attributable to COVID-19. In addition, transactions with VF for pre-Separation activities did not continue in 2020.
Six Months Ended June 2020 Compared to the Six Months Ended June 2019
Other revenues decreased 60% as VF Outlet™ store revenues declined 49% compared to 2019, primarily due to temporary retail store closures attributable to COVID-19. In addition, transactions with VF for pre-Separation activities did not continue in 2020.

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

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Total reportable segment profit	$10.5	$70.7	(85.1)%	$45.4	$112.0	(59.5)%
Corporate and other expenses	(26.3)	(20.4)	29.3%	(59.6)	(34.4)	73.3%
Interest income from former parent, net	—	1.4	(100.0)%	—	3.8	(100.0)%
Interest expense	(13.1)	(7.6)	71.8%	(24.1)	(7.7)	211.0%
Interest income	0.6	1.4	(60.5)%	1.0	2.8	(65.7)%
(Loss) profit related to other revenues	(6.5)	1.8	(458.8)%	(8.7)	(1.3)	580.1%
(Loss) income before income taxes	$(34.9)	$47.3	(173.6)%	$(46.0)	$75.2	(161.2)%
Three Months Ended June 2020 Compared to the Three Months Ended June 2019
Corporate and other expenses increased $6.0 million, primarily due to an increase in expenses associated with the ongoing implementation of a global ERP system, partially offset by targeted reductions in operating expenses in response to COVID-19.
Interest income from former parent, net decreased $1.4 million as all notes to and from former parent were settled in connection with the Separation from VF.
Interest expense increased $5.5 million, primarily due to borrowings on the Company's credit facilities established with the Separation.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 34

Six Months Ended June 2020 Compared to the Six Months Ended June 2019
Corporate and other expenses increased $25.2 million, primarily due to an increase in general corporate costs required to operate as a standalone public company and expenses associated with the ongoing implementation of a global ERP system, partially offset by targeted reductions in operating expenses in response to COVID-19.
Interest income from former parent, net decreased $3.8 million as all notes to and from former parent were settled in connection with the Separation from VF.
Interest expense increased $16.3 million, primarily due to borrowings on the Company's credit facilities established with the Separation.

35 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. Given the complexity and rapid evolution of the COVID-19 pandemic, we have taken actions to increase our financial flexibility and strengthen liquidity. Such actions included temporary suspension of the payment of a dividend, targeted reductions in operating expenses and capital expenditures, temporary reduction of fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, and focused management of working capital, including reduction in finished goods received from owned manufacturing and sourced vendors.
On May 5, 2020, given the uncertainties of COVID-19 and the associated impact on future results of operations, the Company entered into an amendment to the Credit Agreement (the “Amendment”) to address potential covenant compliance issues during future reporting periods. The Amendment established a temporary relief period for the Company (the "Relief Period") for certain provisions regarding financial covenants including (i) increase of the maximum Total Leverage Ratio, (ii) addition of a minimum liquidity floor of $200.0 million, (iii) addition of a $250.0 million limit on available cash at the time of and immediately after new borrowings, and (iv) imposition of stricter limitations on investments, acquisitions, restricted payments (including dividends) and the incurrence of indebtedness. An increase in the credit spread over the appropriate LIBOR benchmark and increased facility fees per annum will be applicable during the Relief Period under the Amendment, which is effective until the earlier of (i) the date on which a compliance certificate is delivered for the Company's quarter ended June 2021 or (ii) the date on which a compliance certificate is delivered in respect of the most recent fiscal quarter demonstrating that the Company is in full compliance with all financial covenants that were in effect prior to the Amendment and upon the Company's written notification to the administrative agent that the Relief Period should end on such date. For quarterly measurement periods subsequent to the Amendment, the Company is required to maintain a Total Leverage Ratio not to exceed 5.50 to 1.00, 5.50 to 1.00, 5.00 to 1.00 and 4.50 to 1.00 for the periods ended June 2020, September 2020, December 2020 and March 2021, respectively.
The Company was compliant with all applicable financial covenants as of June 2020, and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of our financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period and the Company's operating results and cash flows do not recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the applicable financial covenants and require the Company to seek additional amendments to the Credit Agreement.
If the Company is not able to enter into such amendments, this would lead to an event of default which, if not cured timely, could require the Company to repay its outstanding debt. In the event the Company needs incremental liquidity, the additional cash requirements would likely be generated through refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, the disruption of the capital markets caused by COVID-19 could make additional sources of financing more challenging to obtain. Additionally, under the terms of the Tax Matters Agreement with VF, there are restrictions on issuing equity securities until May 23, 2021. Accordingly, there can be no assurance that the Company will be able to obtain such additional financing on commercially reasonable terms or at all.
At June 2020, we had $256.3 million in cash and cash equivalents. Our expectation of continued compliance with the amended covenants in our Credit Facility provides us flexibility on repayment of borrowings under the Revolving Credit Facility, which matures in May 2024. Additionally, as a result of the Company's optional repayments during 2019, the Company is not required to make mandatory principal payments on its term debt until June 2021.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. The Company had $475.0 million of outstanding borrowings under the Revolving Credit Facility as of March 2020, primarily resulting from drawdowns taken as a precautionary measure to provide increased financial flexibility, strengthen the Company’s near-term cash position and provide additional funding for working capital in response to COVID-19. The Company repaid $175.0 million in conjunction with the closing of the Amendment in May 2020 to comply with the available cash limitation. In June 2020, the Company made an additional discretionary repayment of $75.0 million. As of June 2020, the Company had $225.0 million of outstanding borrowings under the Revolving Credit Facility.
Refer to Note 6 to the Company's financial statements for additional information regarding the Company's Credit Facilities, including financial covenants and interest rates thereunder, and borrowing limits and availability as of June 2020.
At June 2020, the Company had $46.4 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either us or the banks. The total outstanding balance under these arrangements was $0.3 million at June 2020, related to letters of credit that are non-interest bearing to the Company.
During the six months ended June 2020, the Company paid $31.9 million of dividends to its shareholders. Under the terms of the Amendment, dividend payments have been suspended for the second and third quarters of 2020, with the opportunity to reevaluate after the third quarter of 2020 if we have achieved certain levels of covenant compliance. The Board of Directors is committed to reestablishing a dividend as soon as appropriate, and the declaration and amount of any future dividends will be dependent upon

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 36

multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.
In response to COVID-19, we have reduced our targeted capital expenditures to a range of $55.0 million to $65.0 million in 2020 as compared to our initial expectation of $55.0 million to $70.0 million. These investments primarily relate to the ongoing implementation of a global ERP system.
Our cash flow projections for 2020 may be subject to significant volatility and uncertainty when assessing the overall COVID-19 economic impact on our results of operations. We may continue to experience business challenges including decreased sales and reduced profitability, excess inventories, collection issues with receivables, and other changes that impact working capital. We believe that we have taken appropriate and reasonable steps to manage through the uncertainty related to the potential impact of COVID-19 and are continuously reevaluating all aspects of our spending and cash flow generation as the situation evolves. Despite the challenges that remain, we believe our efficient business model, history of generating positive cash flows from operations and the recent actions taken to strengthen our balance sheet and liquidity will allow us to manage our business through this global economic crisis.
The following table presents our cash flows during the periods:

	Six Months Ended June

(In millions)	2020	2019
Cash provided (used) by:
Operating activities	$4.4	$580.2
Investing activities	(39.2)	509.7
Financing activities	186.2	(1,111.0)
Operating Activities
Cash flow provided by operating activities is dependent on the level of our net (loss) income, adjustments to net (loss) income and changes in working capital. Cash provided by operating activities in 2020 decreased $575.8 million as compared to 2019. The primary reason for the higher operating cash flows in 2019 related to the settlement at Separation of a net $532.2 million of amounts due to and from former parent related to the Company's sale of accounts receivable arrangement with VF. Changes in other working capital and a decrease in the net (loss) income attributable to operating results in 2020 contributed to the remaining decline.
Investing Activities
During 2020, cash used by investing activities increased $548.9 million, primarily due to the collection of notes receivable from former parent in 2019 in connection with the Separation and capital investments to support the ongoing implementation of the Company's global ERP system in 2020.
Financing Activities
During 2020, cash provided by financing activities increased $1.3 billion, primarily due to net transfers to former parent and the repayment of notes payable to former parent totaling $2.1 billion in 2019 in connection with the Separation. Additionally, the Company generated $0.2 billion in proceeds from net borrowings under the Company's Credit Facilities in 2020, compared with $1.05 billion in proceeds from the issuance of long-term debt in 2019.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2019 Annual Report on Form 10-K provided a table summarizing our contractual obligations and commercial commitments at the end of 2019 that would require the use of funds. As of June 2020, there have been no material changes in the amounts disclosed in the 2019 Annual Report on Form 10-K.

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

37 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this quarterly report include, but are not limited to: risks associated with the Company's spin-off from VF Corporation, including the risk of disruption to our business in connection with the spin-off and that the Company could lose revenue as a result of such disruption; the risk that the Company does not realize all of the expected benefits of the spin-off; the risk that the spin-off will not be tax-free for U.S. federal income tax purposes; the risk that there will be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of the Company; the risk of significant costs to the Company to perform certain functions (currently being performed by VF Corporation for the Company on a transitional basis) following the transition period; and the risk associated with significant restrictions on the Company’s actions in order to avoid triggering tax-related liabilities. Other risks for the Company include foreign currency fluctuations; the level of consumer demand for apparel; financial difficulty experienced by the retail industry; disruption to distribution systems; reliance on a small number of large customers; the financial strength of customers; fluctuations in the price, availability and quality of raw materials and contracted products; disruption and volatility in the global capital and credit markets and its impact on the Company’s ability to obtain short-term or long-term financing on favorable terms; restrictions on the Company’s business relating to its debt obligations; diseases, epidemics and public health-related concerns, such as the recent impact of the COVID-19 pandemic, which could continue to result in closed factories, reduced workforces, supply chain interruption, and reduced consumer traffic and purchasing; response to changing fashion trends, evolving consumer preferences and changing patterns of consumer behavior, intense industry competition, including from online retailers, and manufacturing and product innovation; changes to trade policy, including tariff and import/export regulations; increasing pressure on margins; ability to implement its business strategy; ability to grow its international and direct-to-consumer businesses; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; stability of manufacturing facilities and foreign suppliers; continued use by suppliers of ethical business practices; ability to accurately forecast demand for products; continuity of members of management; ability to protect trademarks and other intellectual property rights; possible goodwill and other asset impairment; operational difficulties and additional expenses related to the Company’s design and implementation of an enterprise resource planning software system; maintenance by licensees and distributors of the value of the Company’s brands; ability to execute and integrate acquisitions; changes in tax laws and liabilities; volatility in the price and trading volume of the Company’s common stock; failure to declare future cash dividends; the impact of climate change and related legislative and regulatory responses; legal, regulatory, political and economic risks; the risk of economic uncertainty associated with the recent exit of the United Kingdom from the European Union ("Brexit") or any other similar referendums that may be held; and unseasonal or severe weather conditions. Many of the foregoing risks and uncertainties will continue to be exacerbated by the COVID-19 pandemic and any continued worsening of the global business and economic environment as a result.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 38

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
(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, a significant number of the Company's employees are working remotely. While the Company continues to assess, monitor and minimize the impact that the COVID-19 remote work situation has on our internal controls over financial reporting, we have not experienced any material impact to their design or operating effectiveness.

39 Kontoor Brands, Inc. Q2 FY20 Form 10-Q

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
Except as set forth below, there has been no material changes to our risk factors from those disclosed in Part I, Item 1A of our 2019 Annual Report on Form 10-K:
The novel coronavirus (COVID-19) global pandemic has had, and is expected to continue to have, material adverse impacts on our business, results of operations, financial condition and cash flows.
The United States and other countries are experiencing a major global health pandemic related to the outbreak of COVID-19, which has resulted in related severe disruptions to retail operations and supply chains and the global economy overall. Governmental authorities across the globe have taken and continue to take dramatic actions to slow down the spread of the disease, at various levels and in different phases across regions. Although restrictions have been eased in certain regions and most all of our retail stores have reopened, we may be required to close stores again or adhere to increased operational restrictions including public health directives, quarantine policies or social distancing measures. Even in the absence of stringent federal, state or local mandates, consumer fears or changes in spending preferences may extend the duration of the adverse impact on retail traffic in our owned or our customers' retail stores. The extent and magnitude that the impact of COVID-19 will continue to have on our business will depend on various factors, including its duration, severity and any resurgences.
The impact of COVID-19 on our business has included, and is expected to continue to include, the following:
•Retail store closures or reduced operating hours and/or decreased retail traffic;
•Disruption to our distribution centers and our third-party manufacturing partners and other vendors, including through the effects of facility closures, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures;
•Impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs. These supply chain effects may have an adverse effect on our ability to meet consumer demand, including digital demand, and could result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses;
•Significant disruption of global financial markets, which have increased the cost of accessing capital and could have a negative impact on our ability to access capital in the future; and
•Negative adverse impacts to the global economy, including decreases or shifts in consumer demand, spending and/or channel preferences.
We have taken several measures to respond to operational and financial impacts of the COVID-19 pandemic. We temporarily closed to the general public all owned and operated retail locations, and implemented global travel restrictions, remote work flexibility, and enhanced cleaning and sanitation protocols at our facilities, including offices, manufacturing locations and distribution centers. We have taken several precautionary measures to strengthen our near-term cash position and provide for additional working capital flexibility, including drawdowns from our revolving credit facility, reductions in select operating and capital expenditures and adjustments in supply chain capacity to better align with demand; however, given the complex and rapidly evolving nature of the pandemic, we may need to take additional actions to respond to the operational and financial impact.
A prolonged, widespread pandemic will adversely impact global economies and financial markets, which will result in an economic downturn that will reduce demand for our products. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks set forth under Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K, such as those relating to our reputation, brands, product sales, results of operations or financial condition. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and depends on events beyond our knowledge or control. We might not be able to anticipate or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, the impact of the COVID-19 pandemic has had, and will continue to have, material adverse impacts on our business, results of operations, financial condition and cash flows.

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 40

ITEM 6. EXHIBITS

10.1	First Amendment, dated as of May 5, 2020, to the Credit Agreement, dated as of May 17, 2019, among Kontoor Brands, Inc., Lee Wrangler International SAGL, any other subsidiary borrowers from time to time party thereto, and the lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 7, 2020)

31.1	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

41 Kontoor Brands, Inc. Q1 FY20 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: August 7, 2020	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q2 FY20 Form 10-Q 42