Form 10-Q
period 2020-09-26
Kontoor Brands, Inc.
filed 2020-11-06
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of October 23, 2020 was 57,205,370.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 2020	December 2019	September 2019
ASSETS
Current assets
Cash and equivalents	$285,251	$106,808	$40,804
Accounts receivable, net	221,971	228,459	302,582
Inventories	432,280	458,101	545,426
Prepaid expenses and other current assets	81,781	84,235	73,162
Total current assets	1,021,283	877,603	961,974
Property, plant and equipment, net	122,739	132,192	126,963
Operating lease assets	71,075	86,582	96,590
Intangible assets, net	16,458	17,293	17,530
Goodwill	212,637	212,836	212,834
Other assets	224,532	190,650	169,874
TOTAL ASSETS	$1,668,724	$1,517,156	$1,585,765
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$148	$1,070	$6,028
Current portion of long-term debt	15,625	—	7,500
Accounts payable	207,564	147,347	149,685
Accrued liabilities	206,521	194,744	190,353
Operating lease liabilities, current	33,065	35,389	35,992
Total current liabilities	462,923	378,550	389,558
Operating lease liabilities, noncurrent	43,023	54,746	64,328
Other liabilities	115,040	101,334	95,701
Long-term debt	1,021,710	913,269	980,607
Commitments and contingencies
Total liabilities	1,642,696	1,447,899	1,530,194
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at September 2020, December 2019 and September 2019	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 57,070,368 at September 2020; 56,811,198 at December 2019 and 56,726,746 at September 2019	—	—	—
Additional paid-in capital	161,297	150,673	142,340
(Accumulated deficit) retained earnings	(12,472)	(1,718)	2,066
Accumulated other comprehensive loss	(122,797)	(79,698)	(88,835)
Total equity	26,028	69,257	55,571
TOTAL LIABILITIES AND EQUITY	$1,668,724	$1,517,156	$1,585,765

See accompanying notes to unaudited consolidated and combined financial statements.

3 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Operations
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2020	2019	2020	2019
Net revenues	$583,222	$638,138	$1,436,974	$1,896,228
Costs and operating expenses
Cost of goods sold	325,512	382,181	854,134	1,157,383
Selling, general and administrative expenses	174,846	192,293	521,935	596,466
Non-cash impairment of intangible asset	—	32,636	—	32,636
Total costs and operating expenses	500,358	607,110	1,376,069	1,786,485
Operating income	82,864	31,028	60,905	109,743
Interest income from former parent, net	—	—	—	3,762
Interest expense	(13,249)	(14,140)	(37,308)	(21,876)
Interest income	283	712	1,255	3,543
Other expense, net	(751)	(1,456)	(1,710)	(3,797)
Income before income taxes	69,147	16,144	23,142	91,375
Income taxes	8,362	1,642	(1,669)	23,474
Net income	$60,785	$14,502	$24,811	$67,901
Earnings per common share
Basic	$1.07	$0.26	$0.44	$1.20
Diluted	$1.05	$0.25	$0.43	$1.19
Weighted average shares outstanding
Basic	57,007	56,694	56,938	56,663
Diluted	57,642	57,401	57,669	56,989

See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands)	2020	2019	2020	2019
Net income	$60,785	$14,502	$24,811	$67,901
Other comprehensive income (loss)
Foreign currency translation
Gains (losses) arising during the period	7,072	(11,358)	(16,939)	(5,914)
Defined benefit pension plans
Net change in deferred (gains) losses during the period	(67)	297	(55)	283
Derivative financial instruments
Losses arising during the period	(469)	(468)	(24,944)	(2,526)
Reclassification to net income for gains (losses) realized	1,965	(3,618)	(1,161)	(3,980)
Total other comprehensive income (loss), net of related taxes	8,501	(15,147)	(43,099)	(12,137)
Comprehensive income (loss)	$69,286	$(645)	$(18,288)	$55,764

See accompanying notes to unaudited consolidated and combined financial statements.

5 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

(In thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$24,811	$67,901
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,384	23,020
Stock-based compensation	9,738	17,798
Provision for doubtful accounts	19,642	5,386
Non-cash impairment of intangible asset	—	32,636
Other	(17,337)	(8,904)
Changes in operating assets and liabilities:
Accounts receivable	(16,250)	(52,525)
Inventories	23,777	(79,534)
Due from former parent	—	548,301
Accounts payable	58,534	34,831
Income taxes	4,406	1,715
Accrued liabilities	3,330	14,278
Due to former parent	—	(16,065)
Other assets and liabilities	(5,352)	(10,457)
Cash provided by operating activities	129,683	578,381
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(16,481)	(11,750)
Capitalized computer software	(30,038)	(898)
Collection of notes receivable from former parent	—	517,940
Proceeds from sales of assets	13,068	2,049
Other	(3,651)	(422)
Cash (used) provided by investing activities	(37,102)	506,919
FINANCING ACTIVITIES
Borrowings under revolving credit facility	512,500	30,000
Repayments under revolving credit facility	(387,500)	(30,000)
Proceeds from issuance of term loans	—	1,050,000
Payment of deferred financing costs	(4,346)	(12,993)
Repayments of term loans	—	(50,000)
Repayment of notes payable to former parent	—	(269,112)
Net transfers to former parent	—	(1,814,682)
Dividends paid	(31,877)	(31,763)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	(2,800)	(514)
Other	(885)	(10,868)
Cash provided (used) by financing activities	85,092	(1,139,932)
Effect of foreign currency rate changes on cash and cash equivalents	770	(1,340)
Net change in cash and cash equivalents	178,443	(55,972)
Cash and cash equivalents – beginning of period	106,808	96,776
Cash and cash equivalents – end of period	$285,251	$40,804

See accompanying notes to unaudited consolidated and combined financial statements.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity (Deficit)

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2019	56,812	$—	$150,673	$(1,718)	$(79,698)	$69,257
Net loss	—	—	—	(2,712)	—	(2,712)
Stock-based compensation, net	119	—	3,293	(2,682)	—	611
Foreign currency translation	—	—	—	—	(27,210)	(27,210)
Defined benefit pension plans	—	—	—	—	29	29
Derivative financial instruments	—	—	—	—	(26,583)	(26,583)
Dividends on Common Stock ($0.56 per share)	—	—	—	(31,877)	—	(31,877)
Balance, March 2020	56,931	$—	$153,966	$(38,989)	$(133,462)	$(18,485)
Net loss	—	—	—	(33,262)	—	(33,262)
Stock-based compensation, net	—	—	4,694	—	—	4,694
Foreign currency translation	—	—	—	—	3,199	3,199
Defined benefit pension plans	—	—	—	—	(17)	(17)
Derivative financial instruments	—	—	—	—	(1,018)	(1,018)
Balance, June 2020	56,931	$—	$158,660	$(72,251)	$(131,298)	$(44,889)
Net income	—	—	—	60,785	—	60,785
Stock-based compensation, net	139	—	2,637	(1,006)	—	1,631
Foreign currency translation	—	—	—	—	7,072	7,072
Defined benefit pension plans	—	—	—	—	(67)	(67)
Derivative financial instruments	—	—	—	—	1,496	1,496
Balance, September 2020	57,070	$—	$161,297	$(12,472)	$(122,797)	$26,028

	Common Stock		Additional Paid-in Capital	Former Parent Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except per share amounts)	Shares	Amounts
Balance, December 2018	—	$—	$—	$1,868,634	$—	$(145,182)	$1,723,452
Adoption of new accounting standard (ASU 2016-02)	—	—	—	(2,713)	—	—	(2,713)
Net income	—	—	—	15,413	—	—	15,413
Foreign currency translation	—	—	—	—	—	758	758
Net transfers to former parent	—	—	—	(157,928)	—	—	(157,928)
Balance, March 2019	—	$—	$—	$1,723,406	$—	$(144,424)	$1,578,982
Net income	—	—	—	16,751	21,235	—	37,986
Stock-based compensation, net	—	—	1,879	—	—	—	1,879
Foreign currency translation	—	—	—	—	—	4,686	4,686
Defined benefit pension plans	—	—	—	—	—	(14)	(14)
Derivative financial instruments	—	—	—	—	—	(2,420)	(2,420)
Net transfers to former parent	—	—	—	(1,607,415)	—	68,484	(1,538,931)
Transfer of former parent investment to additional paid-in capital	—	—	132,742	(132,742)	—	—	—
Issuance of Common Stock	56,648	—	—	—	—	—	—
Balance, June 2019	56,648	$—	$134,621	$—	$21,235	$(73,688)	$82,168
Net income	—	—	—	—	14,502	—	14,502
Stock-based compensation, net	79	—	7,719	—	(1,908)	—	5,811
Foreign currency translation	—	—	—	—	—	(11,358)	(11,358)
Defined benefit pension plans	—	—	—	—	—	297	297
Derivative financial instruments	—	—	—	—	—	(4,086)	(4,086)
Dividends on Common Stock ($0.56 per share)	—	—	—	—	(31,763)	—	(31,763)
Balance, September 2019	56,727	$—	$142,340	$—	$2,066	$(88,835)	$55,571

See accompanying notes to unaudited consolidated and combined financial statements.

7 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending January 2, 2021 ("fiscal 2020"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended September 2020, December 2019 and September 2019 correspond to the fiscal periods ended September 26, 2020, December 28, 2019 and September 28, 2019, respectively.
Spin-Off Transaction
On May 22, 2019, VF Corporation ("VF" or "former parent") completed the spin-off of its Jeanswear business (the "Separation"), which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF Outlet™ business. Kontoor began to trade as a standalone public company (NYSE: KTB) on May 23, 2019. Accordingly, the Company’s financial statements through the Separation date of May 22, 2019 were combined financial statements prepared on a "carve-out" basis as discussed below, and the Company’s financial statements from May 23, 2019 were consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. The Company’s unaudited consolidated and combined financial statements for all periods presented are referred to throughout this document as “financial statements.”
Impact of COVID-19
During 2020, the novel coronavirus (“COVID-19”) pandemic significantly impacted global economic conditions, as well as the Company's operations. Given the uncertainties of COVID-19 and the associated potential impact on future results of operations and liquidity, the Company implemented strategic actions to reduce expenses and enhance liquidity. These actions included draws on the Revolving Credit Facility (as defined in Note 6 to the Company's financial statements), temporary suspension of the payment of a dividend in the second and third quarters of 2020, targeted reductions in operating expenses and capital expenditures, temporary reduction of certain fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, and focused management of working capital, including reduction in finished goods received from owned manufacturing and sourced vendors.
Additionally, on May 5, 2020, the Company entered into an amendment to the Credit Agreement (as defined in Note 6 to the Company's financial statements) to provide relief for potential financial covenant compliance issues during future reporting periods. As of September 2020, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. See Note 6 to the Company's financial statements for additional information.
The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements, asset impairment charges, the effectiveness of the Company’s hedging instruments, and expected compliance with all applicable financial covenants in our Credit Agreement. These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of COVID-19. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. The financial statements may not be indicative of the Company's future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had it operated as a standalone company for all periods presented. Additionally, operating results for the three and nine months ended September 2020 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2020. The unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements for the fiscal year ended

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
December 28, 2019 included in the Company's 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") on March 11, 2020 ("2019 Annual Report on Form 10-K").
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
The combined statements of operations included costs for certain centralized functions and programs provided and administered by VF that were charged directly to the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain, insurance and related benefits associated with those functions.
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
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and has since issued additional updates to provide further clarification. This guidance requires use of the current expected credit loss ("CECL") model, thus replacing the incurred credit loss model. The CECL model requires an entity to recognize an allowance for credit losses at each reporting period that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company determined this guidance primarily applied to trade accounts receivable from customers and licensees, and adopted it on the first day of fiscal 2020 using the modified retrospective approach. There was no cumulative-effect adjustment to (accumulated deficit) retained earnings required upon adoption. See Note 4 to the Company's financial statements for additional disclosures on credit losses.
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

9 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

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
In April 2020, the FASB provided interpretive guidance that simplifies accounting for rent concessions, including rent deferrals, that are a direct consequence of COVID-19. In response to temporary store closures related to COVID-19, the Company continues to engage in discussions with landlords regarding potential rent deferrals and other rent concessions. The Company has elected to not evaluate whether a COVID-19 related rent concession constitutes a lease modification and will continue to account for rent deferrals or other rent concessions as lease modifications in accordance with existing Accounting Standards Codification ("ASC") 842 guidance. Lease modifications resulting from COVID-19 did not have a significant impact on the Company's financial statements for the three and nine months ended September 2020.
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
As of September 2020, there were no arrangements with transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients discussed above and (ii) fixed consideration related to future minimum guarantees.
For the three and nine months ended September 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.
Contract Balances
Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less estimated allowances.
The Company's primary contract assets relate to sales-based royalty arrangements and the Company's primary contract liabilities relate to gift cards, loyalty programs and sales-based royalty arrangements.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	September 2020	December 2019	September 2019
Accounts receivable, net	$221,971	$228,459	$302,582
Contract assets (a)	4,385	10,679	3,429
Contract liabilities (b)	1,229	1,775	2,514
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three and nine months ended September 2020, the Company recognized revenue of $0.2 million and $1.4 million, respectively, that was included in contract liabilities as of December 2019. For the three and nine months ended September 2019, the Company recognized revenue of $0.2 million and $1.7 million, respectively, that was included in contract liabilities as of December 2018. The changes in the contract asset and contract liability balances primarily result from timing differences between the Company's satisfaction of performance obligations and the customer's payment.
Most of the Company's licensing agreements include minimum guarantees for sales-based royalties. As of September 2020, the Company has contractual rights under its licensing agreements to receive $19.3 million of fixed consideration related to the future minimum guarantees through December 2024. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
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

	Three Months Ended September 2020

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$285,639	$105,757	$2,259	$393,655
Non-U.S. Wholesale	35,724	70,555	1,124	107,403
Branded Direct-to-Consumer	25,266	38,128	8	63,402
Other	—	—	18,762	18,762
Total	$346,629	$214,440	$22,153	$583,222

Geographic revenues
U.S.	$307,512	$126,912	$21,029	$455,453
International	39,117	87,528	1,124	127,769
Total	$346,629	$214,440	$22,153	$583,222

11 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

	Three Months Ended September 2019

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$283,616	$93,931	$5,970	$383,517
Non-U.S. Wholesale	60,523	99,386	340	160,249
Branded Direct-to-Consumer	23,067	38,904	9	61,980
Other	—	—	32,392	32,392
Total	$367,206	$232,221	$38,711	$638,138

Geographic revenues
U.S.	$302,819	$115,700	$38,263	$456,782
International	64,387	116,521	448	181,356
Total	$367,206	$232,221	$38,711	$638,138

	Nine Months Ended September 2020

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$739,104	$231,529	$8,823	$979,456
Non-U.S. Wholesale	99,912	157,413	1,428	258,753
Branded Direct-to-Consumer	62,654	94,220	11	156,885
Other	—	—	41,880	41,880
Total	$901,670	$483,162	$52,142	$1,436,974

Geographic revenues
U.S.	$792,662	$278,999	$50,714	$1,122,375
International	109,008	204,163	1,428	314,599
Total	$901,670	$483,162	$52,142	$1,436,974

	Nine Months Ended September 2019

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$859,481	$303,547	$17,405	$1,180,433
Non-U.S. Wholesale	169,747	257,127	973	427,847
Branded Direct-to-Consumer	71,905	119,986	23	191,914
Other	—	—	96,034	96,034
Total	$1,101,133	$680,660	$114,435	$1,896,228

Geographic revenues
U.S.	$914,519	$365,615	$113,143	$1,393,277
International	186,614	315,045	1,292	502,951
Total	$1,101,133	$680,660	$114,435	$1,896,228

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 12

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
Through the Separation date, the Company's statement of operations included costs for certain centralized functions and programs provided and administered by VF that were charged directly to VF's businesses, including the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain, insurance and related benefits associated with those functions. These historical allocations were included in the measurement of segment profit below. In addition, for purposes of preparing these financial statements on a carve-out basis, a portion of VF's total corporate expenses were allocated to the Company. These expense allocations included the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources and related benefit costs associated with such functions. Allocations also included the cost of operating VF's corporate headquarters located in Greensboro, North Carolina. These additional allocations were reported as "corporate and other expenses" in the table below.
Corporate and other expenses, impairment charges, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

13 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended September		Nine Months Ended September

(In thousands)	2020	2019	2020	2019
Segment revenues:
Wrangler	$346,629	$367,206	$901,670	$1,101,133
Lee	214,440	232,221	483,162	680,660
Total reportable segment revenues	561,069	599,427	1,384,832	1,781,793
Other revenues	22,153	38,711	52,142	114,435
Total net revenues	$583,222	$638,138	$1,436,974	$1,896,228
Segment profit:
Wrangler	$76,908	$61,070	$139,709	$141,715
Lee	40,968	30,156	23,524	61,536
Total reportable segment profit	$117,876	$91,226	$163,233	$203,251
Non-cash impairment of intangible asset (1)	—	(32,636)	—	(32,636)
Corporate and other expenses	(31,347)	(29,861)	(90,917)	(64,232)
Interest income from former parent, net	—	—	—	3,762
Interest expense	(13,249)	(14,140)	(37,308)	(21,876)
Interest income	283	712	1,255	3,543
(Loss) profit related to other revenues	(4,416)	843	(13,121)	(437)
Income before income taxes	$69,147	$16,144	$23,142	$91,375
(1) Represents an impairment charge recorded during the third quarter of 2019 related to the Rock & Republic® trademark. See Note 7 to the Company's financial statements.

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
The Company reviews the estimates used to calculate the allowance for doubtful accounts on a quarterly basis. At September 2020, the Company updated its evaluation of expected losses and related assumptions used in the allowance for doubtful accounts, including the impact of COVID-19. The Company also wrote off accounts receivable against the allowance, primarily due to the bankruptcy of a major U.S. retail customer during the three months ended June 2020.
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	Nine Months Ended September 2020

Balance, December 2019	$11,852
Provision for expected credit losses	19,642
Accounts receivable balances written off	(8,801)
Other (1)	65
Balance, September 2020	$22,758
(1) Other primarily includes the impact of foreign currency translation and recoveries of amounts previously written off, none of which were individually significant.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 14

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
Prior to April 1, 2019, the Company had a separate agreement with VF, pursuant to which the Company’s trade accounts receivable were sold as part of VF’s agreement with a financial institution. Under this agreement, the Company did not retain any interests in the sold trade accounts receivable but continued to service and collect outstanding trade accounts receivable on behalf of VF. Prior to the Separation, the amount due from VF for these sales was separately reflected in the Company's balance sheet within "due from former parent." As discussed in Note 15 to the Company's financial statements, all amounts were settled at the Separation date.
During the nine months ended September 2020 and September 2019, the Company sold total trade accounts receivable of $700.9 million and $758.0 million, respectively. As of September 2020, December 2019 and September 2019, $195.0 million, $188.1 million and $172.1 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for these programs are reflected in the Company's statements of operations within "other expense, net" and were $0.5 million and $1.6 million for the three and nine months ended September 2020, respectively, and $1.2 million and $4.1 million for the three and nine months ended September 2019, respectively. Net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of inventories recorded in the Company's balance sheets:

(In thousands)	September 2020	December 2019	September 2019
Finished products	$368,976	$383,643	$480,492
Work-in-process	26,541	34,783	26,493
Raw materials	36,763	39,675	38,441
Total inventories	$432,280	$458,101	$545,426

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

15 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
exceed 5.50 to 1.00, 5.50 to 1.00, 5.00 to 1.00 and 4.50 to 1.00 for the periods ended June 2020, September 2020, December 2020 and March 2021, respectively.
As of September 2020, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period and the Company's operating results and cash flows do not continue to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the applicable financial covenants and require the Company to seek additional amendments to the Credit Agreement. If the Company were not able to enter into such amendments, this would lead to an event of default which, if not cured timely, could require the Company to repay its outstanding debt. In that situation, the Company may not be able to generate sufficient liquidity, through new or refinanced debt, equity financing or asset sales, to repay its outstanding debt.
Short-term Borrowings
At September 2020, December 2019 and September 2019, the Company had $39.1 million, $47.8 million and $47.5 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Total outstanding balances under these arrangements were $0.1 million, $1.1 million and $6.0 million at September 2020, December 2019 and September 2019, respectively, and primarily consist of letters of credit that are non-interest bearing to the Company.
Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheet:

(In thousands)	September 2020	December 2019	September 2019
Revolving Credit Facility	$125,000	$—	$—
Term Loan A	693,817	695,111	694,833
Term Loan B	218,518	218,158	293,274
Total long-term debt	1,037,335	913,269	988,107
Less: current portion	(15,625)	—	(7,500)
Long-term debt, due beyond one year	$1,021,710	$913,269	$980,607
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. The Company had $475.0 million of outstanding borrowings under the Revolving Credit Facility as of March 2020, primarily resulting from drawdowns taken as a precautionary measure to provide increased financial flexibility, strengthen the Company’s near-term cash position and provide additional funding for working capital in response to COVID-19. The Company repaid $175.0 million in conjunction with the closing of the Amendment in May 2020 to comply with the available cash limitation. The Company made additional discretionary repayments totaling $75.0 million in June 2020 and $100.0 million during the three months ended September 2020. As of September 2020, the Company had $125.0 million of outstanding borrowings under the Revolving Credit Facility and $6.8 million of outstanding standby letters of credit issued on behalf of the Company, leaving $368.2 million available for borrowing against this facility.
The interest rate per annum applicable to the Revolving Credit Facility and Term Loan A is either a base rate plus a margin or the applicable LIBOR rate plus a margin, at the Company's election. Outside of the Relief Period, the applicable margins and facility fee are subject to adjustments based on the Company's credit ratings and Total Leverage Ratio. The applicable margin varies from 37.5 to 125 basis points for base rate loans and from 137.5 to 225 basis points for LIBOR loans. The Company is also required to pay a facility fee to the lenders, varying from 20 to 40 basis points of the undrawn amount of the facility. During the Relief Period, the interest rate is either a base rate plus a margin of 225 basis points or the applicable LIBOR rate plus a margin of 325 basis points, at the Company’s election, and the facility fee is equal to 50 basis points of the undrawn amount of the Revolving Credit Facility.
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
Term Loan A had an outstanding principal amount of $700.0 million at September 2020, December 2019 and September 2019, which is recorded net of unamortized deferred financing costs. As of September 2020, interest expense on Term Loan A was being recorded at an effective annual interest rate of 4.4%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap agreements.
Term Loan B had an outstanding principal amount of $223.0 million at September 2020 and December 2019, and $300.0 million at September 2019, which is recorded net of unamortized original issue discount and deferred financing costs. As of September 2020,

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
interest expense on Term Loan B was being recorded at an effective annual interest rate of 5.5%, including the amortization of original issue discount, deferred financing costs and the impact of the Company’s interest rate swap agreements.
Total cash paid for interest, net of amounts capitalized, was $33.0 million and $13.7 million during the nine months ended September 2020 and September 2019, respectively.

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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

September 2020
Financial assets:
Cash equivalents:
Money market funds	$197,682	$197,682	$—	$—
Time deposits	2,688	2,688	—	—
Foreign currency exchange contracts	2,768	—	2,768	—
Investment securities	54,841	54,841	—	—
Financial liabilities:
Foreign currency exchange contracts	7,245	—	7,245	—
Interest rate swap agreements	18,094	—	18,094	—
Deferred compensation	55,261	—	55,261	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2019
Financial assets:
Cash equivalents:
Money market funds	$25,706	$25,706	$—	$—
Time deposits	4,788	4,788	—	—
Foreign currency exchange contracts	5,563	—	5,563	—
Investment securities	59,922	56,437	3,485	—
Financial liabilities:
Foreign currency exchange contracts	2,795	—	2,795	—
Interest rate swap agreements	3,089	—	3,089	—
Deferred compensation	60,129	—	60,129	—

17 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign currency exchange contracts and interest rate swap agreements, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and observable interest rate yield curves for interest rate swap agreements. Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities. As of September 2020, these investments are comprised of mutual funds that are valued based on quoted prices in active markets (Level 1). During the three months ended June 2020, all Level 2 investments held in the Company's deferred compensation plans were removed and replaced with mutual fund investment options. Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments (Level 2).
Additionally, at September 2020, the carrying value of the Company's long-term debt, including the current portion, was $1,037.3 million compared to a fair value of $1,034.2 million. At December 2019, the carrying value of the Company's long-term debt was $913.3 million compared to a fair value of $906.1 million. The fair value of long-term debt, including the current portion, is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At September 2020 and December 2019, their carrying values approximated fair value due to the short-term nature of these instruments.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, computer software, operating lease assets and goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. Management performs its annual impairment testing of goodwill for all reporting units and all indefinite-lived intangible assets as of the beginning of the fourth quarter of each fiscal year. In the event that an impairment is required, the asset is adjusted to fair value, using market-based assumptions. As a result of temporary and expected permanent retail store closures, the Company assessed the related retail store assets for impairment during the first and second quarter of 2020 and recorded impairment charges of $1.8 million during the six months ended June 2020.
During the three months ended September 2019, the Company determined that the exclusive domestic wholesale distribution and licensing agreement of the Rock & Republic® brand would not be extended. This was considered a triggering event that required management to perform a quantitative impairment analysis of the Rock & Republic® finite-lived trademark intangible asset. Based on this analysis, the Company recorded a $32.6 million non-cash impairment charge which was reflected within "non-cash impairment of intangible asset" in the Company's statement of operations during the three months ended September 2019.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
On April 24, 2019, the Company began entering into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $258.6 million at September 2020, $341.6 million at December 2019 and $320.5 million at September 2019, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
On July 24, 2019, the Company entered into "floating to fixed" derivative agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $400.0 million at September 2020 and $475.0 million at both December 2019 and September 2019. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship, although a limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If it was determined that the hedging relationship ceased to be highly effective, the Company would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of September 2020.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2020	December 2019	September 2019	September 2020	December 2019	September 2019

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$2,310	$5,199	$3,463	$(7,096)	$(2,690)	$(2,603)
Interest rate swap agreements	—	—	—	(18,094)	(3,089)	(4,861)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	458	364	41	(149)	(105)	(110)
Total derivatives	$2,768	$5,563	$3,504	$(25,339)	$(5,884)	$(7,574)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	September 2020		December 2019		September 2019

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$2,768	$(25,339)	$5,563	$(5,884)	$3,504	$(7,574)
Gross amounts not offset in the balance sheet	(2,110)	2,110	(1,133)	1,133	(507)	507
Net amounts	$658	$(23,229)	$4,430	$(4,751)	$2,997	$(7,067)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	September 2020	December 2019	September 2019
Prepaid expenses and other current assets	$2,006	$4,303	$2,900
Accrued liabilities	(6,594)	(2,058)	(2,376)
Other assets	762	1,260	604
Other liabilities	(18,745)	(3,826)	(5,198)

19 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
Cash Flow Hedges
The following tables present the effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income (loss):

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended		Nine Months Ended

Cash Flow Hedging Relationships	September 2020	September 2019	September 2020	September 2019
Foreign currency exchange contracts	$(313)	$3,926	$(10,407)	$1,868
Interest rate swap agreements	(897)	(4,220)	(18,220)	(4,220)
Total	$(1,210)	$(294)	$(28,627)	$(2,352)

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended		Nine Months Ended

Location of Gain (Loss)	September 2020	September 2019	September 2020	September 2019
Net revenues	$(36)	$(379)	$(588)	$(475)
Cost of goods sold	(578)	3,486	4,778	3,901
Other expense, net	36	328	173	371
Interest expense	(1,636)	642	(3,216)	642
Total	$(2,214)	$4,077	$1,147	$4,439
During the three months ended March 2020, the Company determined that, due to a reduction in forecasted sales, it was probable that forecasted transactions of certain foreign currency cash flow hedges would no longer occur as originally expected. Accordingly, $0.4 million of gains related to the ineffective portion of these contracts were reclassified from AOCL into earnings during the three months ended March 2020 and the nine months ended September 2020.
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
The following table presents a summary of these derivatives included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended		Nine Months Ended

Derivatives Not Designated as Hedges		September 2020	September 2019	September 2020	September 2019
Foreign currency exchange contracts	Net revenues	$37	$—	$43	$—
	Cost of goods sold	563	72	(2,559)	15
	Other expense, net	(18)	—	(8)	—
Total		$582	$72	$(2,524)	$15
Other Derivative Information
At September 2020, AOCL included $10.7 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 fiscal months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company's comprehensive (loss) income consists of net income and specified components of other comprehensive (loss) income (“OCL”), which relate to changes in assets and liabilities that are not included in net income but are instead deferred and accumulated within a separate component of equity in the Company's balance sheets. The Company's comprehensive (loss) income is presented in the Company's statements of comprehensive income (loss).
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	September 2020	December 2019	September 2019
Foreign currency translation	$(101,057)	$(84,118)	$(93,199)
Defined benefit pension plans	(2,356)	(2,301)	(775)
Derivative financial instruments	(19,384)	6,721	5,139
Accumulated other comprehensive loss	$(122,797)	$(79,698)	$(88,835)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended September 2020
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, June 2020	$(108,129)	$(2,289)	$(20,880)	$(131,298)
Other comprehensive income (loss) before reclassifications	7,072	(77)	(469)	6,526
Amounts reclassified from accumulated other comprehensive income (loss)	—	10	1,965	1,975
Net other comprehensive income (loss)	7,072	(67)	1,496	8,501
Balance, September 2020	$(101,057)	$(2,356)	$(19,384)	$(122,797)

	Three Months Ended September 2019
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, June 2019	$(81,841)	$(1,072)	$9,225	$(73,688)
Other comprehensive income (loss) before reclassifications	(11,358)	297	(468)	(11,529)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(3,618)	(3,618)
Net other comprehensive income (loss)	(11,358)	297	(4,086)	(15,147)
Balance, September 2019	$(93,199)	$(775)	$5,139	$(88,835)

	Nine Months Ended September 2020
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, December 2019	$(84,118)	$(2,301)	$6,721	$(79,698)
Other comprehensive income (loss) before reclassifications	(16,939)	(85)	(24,944)	(41,968)
Amounts reclassified from accumulated other comprehensive income (loss)	—	30	(1,161)	(1,131)
Net other comprehensive income (loss)	(16,939)	(55)	(26,105)	(43,099)
Balance, September 2020	$(101,057)	$(2,356)	$(19,384)	$(122,797)

21 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)

	Nine Months Ended September 2019
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, December 2018	$(145,182)	$—	$—	$(145,182)
Other comprehensive income (loss) before reclassifications	(5,914)	283	(2,526)	(8,157)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(3,980)	(3,980)
Net other comprehensive income (loss)	(5,914)	283	(6,506)	(12,137)
Amounts transferred from former parent	57,897	(1,058)	11,645	68,484
Balance, September 2019	$(93,199)	$(775)	$5,139	$(88,835)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended September		Nine Months Ended September

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2020	2019	2020	2019
Defined benefit pension plans:
Net change in deferred actuarial losses	Selling, general and administrative expenses	$(14)	$—	$(42)	$—
Total before tax		(14)	—	(42)	—
Tax benefit	Income taxes	4	—	12	—
Net of tax		(10)	—	(30)	—
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(36)	$(379)	$(588)	$(475)
Foreign currency exchange contracts	Cost of goods sold	(578)	3,486	4,778	3,901
Foreign currency exchange contracts	Other expense, net	36	328	173	371
Interest rate swap agreements	Interest expense	(1,636)	642	(3,216)	642
Total before tax		(2,214)	4,077	1,147	4,439
Income taxes	Income taxes	(249)	459	(14)	459
Net of tax		(1,965)	3,618	1,161	3,980
Total reclassifications for the period, net of tax		$(1,975)	$3,618	$1,131	$3,980

NOTE 10 — INCOME TAXES
The effective income tax rate for the nine months ended September 2020 was (7.2)% compared to 25.7% in the 2019 period. The nine months ended September 2020 included a net discrete tax benefit of $6.8 million, primarily comprised of $6.3 million of tax benefit recognized due to the enactment of Swiss tax reform in the canton of Ticino and $0.7 million of tax benefit related to the finalization of U.S. federal, state and foreign tax return filings. The $6.8 million net discrete tax benefit in the nine months ended September 2020 decreased the effective income tax rate by 29.2%.
During the three months ended September 2019, the Company recorded a $32.6 million non-cash impairment charge related to the Rock & Republic® trademark intangible asset which resulted in a tax benefit of $7.4 million.
The effective tax rate for the nine months ended September 2019 included a net discrete tax expense of $1.1 million, primarily comprised of $4.5 million of net tax expense related to unrecognized tax benefits and interest and $3.4 million of tax benefit related to stock compensation. The $1.1 million net discrete tax expense in the nine months ended September 2019 increased the effective income tax rate by 1.2%.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 22

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The effective income tax rate without discrete items for the nine months ended September 2020 was 22.0% compared to 24.5% in the 2019 period. The reduction was primarily due to a higher percentage of income in lower tax rate jurisdictions and a reduction in losses incurred for which no related tax benefit was recognized.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. As of September 2020, the Company had not ﬁled its initial consolidated U.S. federal income tax return and thus had no tax years subject to IRS examinations. However, the Company is currently subject to examination by various U.S. state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company's provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s financial statements.
During the nine months ended September 2020, the amount of net unrecognized tax benefits and associated interest increased by $0.5 million to $14.8 million. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.9 million within the next 12 fiscal months due to settlement of audits and expiration of statutes of limitations, $0.7 million of which would reduce income tax expense.
NOTE 11 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. On May 22, 2019, the Separation from VF was effected through a pro-rata distribution of one share of the Company's common stock for every seven shares of VF common stock held at the close of business on the record date of May 10, 2019. As a result, on May 23, 2019, the Company had 56,647,561 shares of common stock outstanding. This share amount was utilized for the calculations of basic and diluted earnings per share for all periods presented through the Separation date. After the Separation date, actual outstanding shares were used in the calculations of both basic and diluted weighted average number of common shares outstanding.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2020	2019	2020	2019
Net income	$60,785	$14,502	$24,811	$67,901
Basic weighted average shares outstanding	57,007	56,694	56,938	56,663
Dilutive effect of stock-based awards	635	707	731	326
Diluted weighted average shares outstanding	57,642	57,401	57,669	56,989
Earnings per share:
Basic earnings per common share	$1.07	$0.26	$0.44	$1.20
Diluted earnings per common share	$1.05	$0.25	$0.43	$1.19

A total of 1.6 million and 1.1 million shares related to stock-based awards were excluded from the diluted earnings per share calculations for the three and nine months ended September 2020, respectively, because the effect of their inclusion would have been anti-dilutive. A total of 0.3 million and 0.2 million shares related to stock-based awards were excluded from the diluted earnings per share calculations for the three and nine months ended September 2019, respectively, because the effect of their inclusion would have been anti-dilutive.

For both the three and nine months ended September 2020, a total of 0.4 million shares of performance-based restricted stock units ("PRSUs") were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For both the three and nine months ended September 2019, a total of 0.5 million shares of PRSUs were excluded from the calculations of dilutive earnings per share as the units were not considered to be contingent outstanding shares.

23 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

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
The following table presents supplemental cash flow and non-cash information related to leases:

(In thousands)	Nine Months Ended September 2020	Nine Months Ended September 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$32,016	$34,486
Right-of-use assets obtained in exchange for new operating leases - non-cash activity	$769	$38,939

NOTE 13 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, which primarily included severance and impairment charges related to COVID-19 and our VF OutletTM business during the three and nine months ended September 2020.
Of the $2.3 million and $13.9 million of restructuring charges recognized during the three and nine months ended September 2020, respectively, $1.9 million and $13.0 million were reflected within "selling, general and administrative expenses" and $0.4 million and $0.9 million were reflected within "cost of goods sold," respectively.
Of the $24.6 million of restructuring charges recognized during the nine months ended September 2019, $13.8 million were reflected within "selling, general and administrative expenses" and $10.8 million were reflected within "cost of goods sold."
Of the $7.2 million total restructuring accrual reported in the Company's balance sheet at September 2020, $7.0 million is expected to be paid out within the next 12 fiscal months and is classified within "accrued liabilities." The remaining $0.2 million is classified within "other liabilities." All of the $2.2 million total restructuring accrual reported in the Company's balance sheet at December 2019 was classified within "accrued liabilities."
The following table presents the components of restructuring charges:

	Three Months Ended		Nine Months Ended
(In thousands)
	September 2020	September 2019	September 2020	September 2019
Severance and employee-related benefits	$2,314	$—	$12,324	$14,903
Asset impairments	—	—	1,579	1,596
Inventory write-downs	—	—	—	4,403
Other	—	—	—	3,660
Total restructuring charges	$2,314	$—	$13,903	$24,562
The following table presents the restructuring costs by business segment:

	Three Months Ended		Nine Months Ended
(In thousands)
	September 2020	September 2019	September 2020	September 2019
Wrangler	$—	$—	$3,656	$17,613
Lee	—	—	3,131	6,685
Corporate and other	2,314	—	7,116	264
Total	$2,314	$—	$13,903	$24,562

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 24

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
The following table presents activity in the restructuring accrual for the nine-month period ended September 2020:

(In thousands)	Total

Accrual at December 2019	$2,172
Charges	12,324
Cash payments	(6,550)
Adjustments to accruals	(740)
Accrual at September 2020	$7,206

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
Sales and Purchases To and From Former Parent
During the nine months ended September 2019, the Company's sales to VF through the Separation date were $14.1 million, which were included within "net revenues" in the Company's statements of operations. During the nine months ended September 2019, the Company's purchases from VF through the Separation date were $0.5 million, which were included within "cost of goods sold" in the Company's statements of operations. At September 2020, December 2019 and September 2019, the aggregate amount of inventories purchased from VF that remained on the Company's balance sheets was approximately $0.2 million, $0.4 million and $0.5 million, respectively.
Notes To and From Former Parent
All notes to and from former parent were settled in connection with the Separation and there were no remaining balances as of September 2020, December 2019 or September 2019.
During the nine months ended September 2019, the Company recorded net interest income through the Separation date related to these notes of $3.8 million, which was included within "interest income from former parent, net" in the Company's statements of operations.
Due To and From Former Parent
All amounts due to and from former parent were settled in connection with the Separation and there were no remaining balances as of September 2020, December 2019 or September 2019.
Net Transfers To and From VF
Net transfers to and from VF are included within "former parent investment" in the statements of equity.
The following table presents components of the transfers to and from VF:

(In thousands)	Nine Months Ended September 2019 (a)
General financing activities	$(723,155)
Corporate allocations	47,903
Stock-based compensation expense	9,582
Pension benefit	(2,246)
Purchases from parent	3,193
Sales to parent	(13,988)
Other income tax	10,863
Transition tax related to the Tax Act	3,937
Cash dividend to former parent	(1,032,948)
Total net transfers to former parent	$(1,696,859)
(a) Activity reflected through the Separation date.

25 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
(Unaudited)
NOTE 15 — SUBSEQUENT EVENT
Dividend
On October 27, 2020, the Board of Directors declared a regular quarterly cash dividend of $0.40 per share of the Company's Common Stock. The cash dividend will be payable on December 18, 2020, to shareholders of record at the close of business on December 10, 2020.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 26

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
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending January 2, 2021 ("fiscal 2020"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended September 2020, December 2019 and September 2019 correspond to the fiscal periods ended September 26, 2020, December 28, 2019 and September 28, 2019, respectively.
Spin-Off Transaction
On May 22, 2019, VF Corporation ("VF" or "former parent") completed the spin-off of its Jeanswear business (the "Separation"), which included the Wrangler®, Lee® and Rock & Republic® brands, as well as the VF OutletTM business. Kontoor began to trade as a standalone public company (NYSE: KTB) on May 23, 2019.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to affect all parts of the world. Governments have taken various actions to slow and otherwise control the spread of COVID-19, including the issuance of stay-at-home orders and social distancing guidelines. COVID-19 has resulted in a global economic slowdown which had a meaningful negative impact on our financial condition, cash flows and results of operations during 2020. Increased unemployment and economic uncertainty, along with temporary retail store closures and evolving government-imposed restrictions, have resulted in reduced traffic and consumer spending, which has negatively impacted both our wholesale and direct-to-consumer channels.
The Company’s priority continues to be to support the safety of its employees and consumers. Actions taken to date include enacting global travel restrictions for all employees, enabling remote-work flexibility, implementing enhanced cleaning and sanitation protocols in all facilities, and closing of facilities, as appropriate.
The Company’s offices have reopened where permitted by local restrictions, but many associates continue to work remotely. The Company’s distribution centers around the world continue to operate and fulfill wholesale and direct-to-consumer orders. Most all of our Company-operated brick and mortar retail stores have since reopened. As the Company has reopened its facilities, we continue to implement safety protocols and health and wellness precautions.
Due to volume adjustments, social distancing requirements, and government mandated closures and stay-at-home orders in countries where our internal manufacturing facilities and distribution centers are located, we operated these facilities at decreased capacities during the second and third quarters of 2020. In addition, a significant portion of the Company’s sourced finished products originate from various countries that have been impacted by the pandemic, and we continue to diligently monitor developments and work with these long-standing partners to prioritize production to best align with demand. Although we have not experienced significant service disruptions to customers, we have experienced some delays in product availability for Fall orders and continue to work to minimize any impact to our customers.
The Company took timely actions to strengthen our financial flexibility and preserve adequate liquidity during this uncertain economic situation. These actions included draws on the Revolving Credit Facility and an amendment to the Credit Agreement (as discussed in Note 6 to the Company's financial statements), temporary suspension of the payment of a dividend, targeted reductions in operating expenses and capital expenditures, temporary reduction of certain fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, and focused management of working capital, including reduction in finished goods received from owned manufacturing and sourced vendors. Additionally, we accelerated a strategic review of our U.S. store network and are proceeding with additional door rationalization and reformatting of select stores subsequent to the third quarter of 2020.

27 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

Net revenues and profits across all our segments and geographies decreased significantly due to the COVID-19 impact, beginning late January 2020 in China and mid-March 2020 in the U.S. and Europe, as customer retail and owned door closures and governmental stay-at-home orders increased. These negative impacts on operating results continued into the second and third quarters of 2020, although we have seen gradual improvement as the year has progressed. The ultimate health and economic impact of the pandemic remains fluid. The recent resurgence of COVID-19 cases in various parts of the world, including the United Kingdom and other countries in Europe, has caused the re-implementation of government restrictions, including the temporary closure of businesses deemed "non-essential," to prevent further spread of the virus. The Company anticipates, and continues to take necessary, proactive steps to accommodate, a prolonged COVID-19 operating environment.
Basis of Presentation
The Company’s financial statements from May 23, 2019 were consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. The Company’s financial statements through the Separation date of May 22, 2019 were combined financial statements prepared on a "carve-out" basis of accounting, which reflected the business as historically managed within VF. The balance sheet and cash flows included only those assets and liabilities directly related to the Jeanswear and VF OutletTM businesses, and the statements of operations included the historically reported results of those businesses along with allocations of a portion of VF’s total corporate expenses. Refer to Note 1 to the Company's financial statements for additional information on the carve-out basis of accounting.
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
References to fiscal 2020 foreign currency amounts herein reflect the changes in foreign exchange rates from fiscal 2019 and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in the Mexican peso and euro-based countries. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.

THIRD QUARTER OF FISCAL 2020 SUMMARY
•Net revenues decreased 9% to $583.2 million compared to the three months ended September 2019, driven by a decline in the Non-U.S. Wholesale channel, partially offset by growth in the U.S. Wholesale and Branded Direct-to-Consumer channels as discussed below.
•U.S. Wholesale revenues increased 3% compared to the three months ended September 2019, primarily due to new business growth, a shift in the timing of Fall shipments from the second quarter to the third quarter of 2020, and continued growth in our U.S. digital wholesale business. These increases were partially offset by the impact of COVID-19 and the negative impact of a major U.S. retailer bankruptcy in the second quarter of 2020. U.S. Wholesale revenues represented 67% of total revenues in the current period.
•Non-U.S. Wholesale revenues decreased 33% compared to the three months ended September 2019, primarily due to the impact of COVID-19. Non-U.S. wholesale revenues included a 1% favorable impact from foreign currency and represented 18% of total revenues in the current period.
•Branded Direct-to-Consumer revenues increased 2% on a global basis compared to the three months ended September 2019, primarily due to growth in our owned e-commerce sites, partially offset by declines in the Company's brick and mortar retail stores due to the impact of COVID-19. Branded Direct-to-Consumer revenues included a 1% favorable impact from foreign currency and represented 11% of total revenues in the current period.
•Gross margin increased 410 basis points to 44.2% compared to the three months ended September 2019, primarily due to lower restructuring and Separation costs, benefits from product cost and favorable channel and product mix. These improvements were partially offset by deleverage of fixed manufacturing costs resulting from reduced production.
•Selling, general & administrative expenses as a percentage of net revenues decreased to 30.0% compared to 30.1% for the 2019 period, primarily due to targeted reductions in operating expenses in response to COVID-19, offset by increased Separation costs which for the 2020 period were substantially all related to the Company's global ERP implementation and information technology infrastructure build-out.
•Net income was $60.8 million compared to $14.5 million for the three months ended September 2019, primarily due to the business results discussed above and a $32.6 million ($25.2 million after-tax) non-cash impairment of the Rock & Republic® trademark intangible asset during the third quarter of 2019.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 28

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated and Combined Statements of Operations
The following table presents a summary of the changes in net revenues for the three and nine months ended September 2020 as compared to September 2019:

(In millions)	Three Months Ended September	Nine Months Ended September

Net revenues — 2019	$638.1	$1,896.2
Operations	(56.8)	(455.4)
Impact of foreign currency	1.9	(3.8)
Net revenues — 2020	$583.2	$1,437.0
Three Months Ended September 2020 Compared to the Three Months Ended September 2019
Net revenues decreased 9% due to declines in the Wrangler and Lee segments, as well as declines in the Other category. These declines were primarily due to the impact of COVID-19 and the negative impact of a major U.S. retailer bankruptcy in the second quarter of 2020. Declines were partially offset by new business growth, a $33.0 million shift in the timing of Fall shipments from the second quarter to the third quarter of 2020, and growth in the U.S. digital wholesale business and our owned e-commerce sites.
Nine Months Ended September 2020 Compared to the Nine Months Ended September 2019
Net revenues decreased 24% due to declines in the Wrangler and Lee segments, as well as declines in the Other category. These declines were primarily due to the impact of COVID-19. The decrease was also impacted by planned proactive quality-of-sales programs initiated in 2019, the negative impact of a major U.S. retailer bankruptcy in the second quarter of 2020 and planned exits and reduced sales of certain lower margin lines of business. The planned proactive quality-of-sales programs initiated in 2019 included (i) the exit of unprofitable points of distribution in India and (ii) business model changes actioned by the Company. These declines were partially offset by new business growth and growth in the U.S. digital wholesale business and our owned e-commerce sites.
Additional details on revenues are provided in the section titled “Information by Business Segment.”
The following table presents components of the Company's statements of operations as a percentage of total net revenues:

	Three Months Ended September		Nine Months Ended September

(Dollars in thousands)	2020	2019	2020	2019
Net revenues	$583,222	$638,138	$1,436,974	$1,896,228
Gross margin (net revenues less cost of goods sold)	$257,710	$255,957	$582,840	$738,845
As a percentage of total net revenues	44.2%	40.1%	40.6%	39.0%
Selling, general and administrative expenses	$174,846	$192,293	$521,935	$596,466
As a percentage of total net revenues	30.0%	30.1%	36.3%	31.5%
Non-cash impairment of intangible asset (1)	$—	$32,636	$—	$32,636
As a percentage of total net revenues	—%	5.1%	—%	1.7%
Operating income	$82,864	$31,028	$60,905	$109,743
As a percentage of total net revenues	14.2%	4.9%	4.2%	5.8%
(1) Represents an impairment charge recorded during the third quarter of 2019 related to the Rock & Republic® trademark. See Note 7 to the Company's financial statements.
Three Months Ended September 2020 Compared to the Three Months Ended September 2019
Gross margin increased 410 basis points. The increase in gross margin as compared to the prior year period was primarily due to lower restructuring and Separation costs, benefits from product cost and favorable channel and product mix. These improvements were partially offset by deleverage of fixed manufacturing costs resulting from reduced production due to the impact of COVID-19. Gross margin was favorably impacted by 90 basis points during the three months ended September 2020, and was negatively impacted by 80 basis points during the three months ended September 2019, due to restructuring and Separation costs, which included a $6.6 million gain on sale of manufacturing assets during the third quarter of 2020.

29 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

Selling, general and administrative expenses as a percentage of net revenues decreased to 30.0% compared to 30.1% for the 2019 period, primarily due to targeted reductions in operating expenses in response to COVID-19, offset by increased Separation costs which for the 2020 period were substantially all related to the Company's global ERP implementation and information technology infrastructure build-out. Selling, general & administrative expenses were negatively impacted by 430 and 230 basis points during the three months ended September 2020 and September 2019, respectively, due to restructuring and Separation costs.
Non-cash impairment of intangible asset included a $32.6 million non-cash impairment of the Rock & Republic® trademark intangible asset recorded during the third quarter of 2019.
Nine Months Ended September 2020 Compared to the Nine Months Ended September 2019
Gross margin increased 160 basis points. The increase in gross margin was primarily due to lower restructuring and Separation costs, favorable channel mix, benefits from planned proactive quality-of-sales programs initiated in 2019 and favorable product mix. These increases were offset by declines due to the impact of COVID-19, which included deleverage of fixed manufacturing costs resulting from reduced production and unfavorable geographic mix due to lower international sales. Gross margin was favorably impacted by 30 basis points during the nine months ended September 2020, and was negatively impacted by 180 basis points during the nine months ended September 2019, due to restructuring and Separation costs, which included a $6.6 million gain on sale of manufacturing assets during the third quarter of 2020.
Selling, general and administrative expenses as a percentage of net revenues increased to 36.3% compared to 31.5% for the 2019 period, primarily due to increased Separation costs which for the 2020 period were substantially all related to the Company's global ERP implementation and information technology infrastructure build-out, as well as deleverage of fixed costs on lower revenues, and increased bad debt expense driven by the bankruptcy of a major U.S. retailer during the second quarter of 2020 and the impact of COVID-19. Selling, general & administrative expenses were negatively impacted by 520 and 270 basis points during the nine months ended September 2020 and September 2019, respectively, due to restructuring, Separation costs and business model changes. These increased expenses were partially offset by targeted reductions in operating expenses in response to COVID-19.
Non-cash impairment of intangible asset included a $32.6 million non-cash impairment of the Rock & Republic® trademark intangible asset recorded during the third quarter of 2019.
The effective income tax rate was (7.2)% for the nine months ended September 2020 compared to 25.7% in the 2019 period.
The nine months ended September 2020 included a net discrete tax benefit of $6.8 million, primarily comprised of $6.3 million of tax benefit recognized due to the enactment of the Swiss tax reform in the canton of Ticino and $0.7 million of tax benefit related to the finalization of state tax return filings. The $6.8 million net discrete tax benefit in the nine months ended September 2020 decreased the effective income tax rate by 29.2%.
As a result of COVID-19, tax authorities across multiple jurisdictions are offering various relief mechanisms to taxpayers to assist with business disruption. These measures vary by jurisdiction, but often include the ability to delay certain income tax payments. The Company is utilizing these provisions where prudent. The COVID-19 relief measures did not have a significant impact on the Company's effective tax rate for the nine months ended September 2020.
The effective tax rate for the nine months ended September 2019 included a net discrete tax expense of $1.1 million, primarily comprised of $4.5 million of net tax expense related to unrecognized tax benefits and interest and $3.4 million of tax benefit related to stock compensation. The $1.1 million net discrete tax expense in the nine months ended September 2019 increased the effective income tax rate by 1.2%.
The effective income tax rate without discrete items for the nine months ended September 2020 was 22.0% compared to 24.5% in the 2019 period. The reduction was primarily due to a higher percentage of income in lower tax rate jurisdictions and a reduction in losses incurred for which no related tax benefit was recognized.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 30

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
The following tables present a summary of the changes in segment revenues and segment profit for the three and nine months ended September 2020 as compared to the three and nine months ended September 2019:
Segment Revenues:

	Three Months Ended September
(In millions)	Wrangler	Lee	Total
Segment revenues — 2019	$367.2	$232.2	$599.4
Operations	(21.4)	(18.9)	(40.2)
Impact of foreign currency	0.8	1.1	1.9
Segment revenues — 2020	$346.6	$214.4	$561.1

	Nine Months Ended September
(In millions)	Wrangler	Lee	Total
Segment revenues — 2019	$1,101.1	$680.7	$1,781.8
Operations	(198.3)	(194.9)	(393.2)
Impact of foreign currency	(1.1)	(2.6)	(3.8)
Segment revenues — 2020	$901.7	$483.2	$1,384.8

Segment Profit:

	Three Months Ended September
(In millions)	Wrangler	Lee	Total
Segment profit — 2019	$61.1	$30.2	$91.2
Operations	15.6	10.3	26.0
Impact of foreign currency	0.2	0.5	0.7
Segment profit — 2020	$76.9	$41.0	$117.9

	Nine Months Ended September
(In millions)	Wrangler	Lee	Total
Segment profit — 2019	$141.7	$61.5	$203.3
Operations	(2.4)	(38.9)	(41.4)
Impact of foreign currency	0.4	0.9	1.3
Segment profit — 2020	$139.7	$23.5	$163.2

31 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Segment revenues	$346.6	$367.2	(5.6)%	$901.7	$1,101.1	(18.1)%
Segment profit	$76.9	$61.1	25.9%	$139.7	$141.7	(1.4)%
Operating margin	22.2%	16.6%		15.5%	12.9%
Three Months Ended September 2020 Compared to the Three Months Ended September 2019
Global revenues for the Wrangler® brand decreased 6%, driven by a decline in the Non-U.S. Wholesale channel, partially offset by growth in the U.S. Wholesale and Branded Direct-to-Consumer channels.
•Revenues in the Americas region were flat year-over-year. Increases resulting from a $33.0 million shift in the timing of Fall shipments from the second to the third quarter of 2020 and growth in the U.S. digital wholesale business and our owned e-commerce sites, were offset primarily by declines due to the impact of COVID-19. U.S. wholesale revenues, which represented 90% of current period revenues in the Americas region, increased by 1%. Non-U.S. Americas wholesale revenues decreased 34%, primarily due to the impact of COVID-19 and a 2% unfavorable impact from foreign currency.
•Revenues in the Asia-Pacific ("APAC") region decreased 73%. The decrease was primarily in India, driven by the impact of COVID-19 and our exit of unprofitable points of distribution initiated in 2019.
•Revenues in the Europe, Middle East and Africa ("EMEA") region decreased 34%, primarily due to the impact of COVID-19. Declines were partially offset by a 3% favorable impact from foreign currency.
Operating margin increased to 22.2% compared to 16.6% for the 2019 period primarily due to lower restructuring and Separation costs, targeted reductions in operating expenses in response to COVID-19, benefits from product cost and favorable channel mix. Partially offsetting these improvements was deleverage of fixed manufacturing costs resulting from reduced production. Operating margin was favorably impacted by 90 basis points during the three months ended September 2020, and was negatively impacted by 150 basis points during the three months ended September 2019, due to restructuring and Separation costs, which included a $4.8 million allocation of the gain on sale of manufacturing assets during the third quarter of 2020.
Nine Months Ended September 2020 Compared to the Nine Months Ended September 2019
Global revenues for the Wrangler® brand decreased 18%, driven by declines in all channels.
•Revenues in the Americas region decreased 15%, primarily due to a 14% decrease in U.S. wholesale revenues resulting from the impact of COVID-19. The declines were partially offset by growth in the U.S. digital wholesale business and our owned e-commerce sites. Additionally, non-U.S. Americas wholesale revenues decreased 37%, primarily due to business model changes initiated in 2019 within the CASA region, the impact of COVID-19 and a 2% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 67%. The decrease was primarily in India, driven by the impact of COVID-19. Our exit of unprofitable points of distribution initiated in 2019 and a 1% unfavorable impact from foreign currency also contributed to the decrease.
•Revenues in the EMEA region decreased 35%, primarily due to the impact of COVID-19.
Operating margin increased to 15.5% compared to 12.9% for the 2019 period primarily due to lower restructuring and Separation costs, targeted reductions in operating expenses in response to COVID-19, benefits from product cost and favorable channel mix. Partially offsetting these improvements was the impact of COVID-19, which included deleverage of fixed manufacturing costs resulting from reduced production, deleverage of other non-manufacturing fixed costs on lower revenues and increased bad debt expense. Operating margin was negatively impacted by 40 and 440 basis points during the nine months ended September 2020 and September 2019, respectively, due to restructuring, Separation costs and business model changes, which included a $4.8 million allocation of the gain on sale of manufacturing assets during the third quarter of 2020.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 32

Lee

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Segment revenues	$214.4	$232.2	(7.7)%	$483.2	$680.7	(29.0)%
Segment profit	$41.0	$30.2	35.9%	$23.5	$61.5	(61.8)%
Operating margin	19.1%	13.0%		4.9%	9.0%
Three Months Ended September 2020 Compared to the Three Months Ended September 2019
Global revenues for the Lee® brand decreased 8% driven by declines in the Non-U.S. Wholesale and Branded Direct-to-Consumer channels, partially offset by growth in the U.S. Wholesale channel.
•Revenues in the Americas region increased 5%, primarily due to a 13% increase in U.S. wholesale revenues. Increases in the U.S. wholesale channel were primarily driven by new business growth, partially offset by the impact of COVID-19 and the negative impact of a major U.S. retailer bankruptcy in the second quarter of 2020. Non-U.S. Americas wholesale revenues decreased 37%, primarily due to the impact of COVID-19, which was partially offset by an 8% favorable impact from foreign currency.
•Revenues in the APAC region decreased 18%, primarily due to the impact of COVID-19 which was partially offset by a 1% favorable impact from foreign currency.
•Revenues in the EMEA region decreased 31%, primarily due to the impact of COVID-19 which was partially offset by a 4% favorable impact from foreign currency.
Operating margin increased to 19.1% compared to operating margin of 13.0% for the 2019 period, primarily due to targeted reductions in operating expenses in response to COVID-19, benefits from product cost and favorable product mix. Additionally, operating margin was negatively impacted by 30 and 90 basis points during the three months ended September 2020 and September 2019, respectively, due to restructuring and Separation costs, which included a $1.8 million allocation of the gain on sale of manufacturing assets during the third quarter of 2020.
Nine Months Ended September 2020 Compared to the Nine Months Ended September 2019
Global revenues for the Lee® brand decreased 29%, driven by declines in all channels.
•Revenues in the Americas region decreased 26%, primarily due to a 24% decrease in U.S. wholesale revenues. Decreases in the U.S. wholesale channel were primarily driven by the impact of COVID-19 and the negative impact of a major U.S. retailer bankruptcy in the second quarter of 2020, partially offset by new business growth. Non-U.S. Americas wholesale revenues decreased 47%, primarily due to the impact of COVID-19 and a 5% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 32%, primarily due to the impact of COVID-19. The decrease was also impacted by our exit of unprofitable points of distribution in India initiated in 2019 and a 1% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 35%, primarily due to the impact of COVID-19.
Operating margin decreased to 4.9% compared to operating margin of 9.0% for the 2019 period, primarily due to the impact of COVID-19, which included deleverage of fixed manufacturing costs resulting from reduced production, deleverage of other non-manufacturing fixed costs on lower revenues and increased bad debt expense associated with the bankruptcy of a major U.S. retailer. These declines were partially offset by benefits from targeted reductions in operating expenses in response to COVID-19, favorable channel mix, lower restructuring and Separation costs and benefits from product cost. Operating margin was negatively impacted by 130 and 320 basis points during the nine months ended September 2020 and September 2019, respectively, due to restructuring, Separation costs and business model changes, which included a $1.8 million allocation of the gain on sale of manufacturing assets during the third quarter of 2020.

33 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

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

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Revenues	$22.2	$38.7	(42.8)%	$52.1	$114.4	(54.4)%
(Loss) profit	$(4.4)	$0.8	*	$(13.1)	$(0.4)	*
Operating margin	(19.9)%	2.2%		(25.2)%	(0.4)%
* Calculation not meaningful.
Three Months Ended September 2020 Compared to the Three Months Ended September 2019
Other revenues decreased 43% as sales of third-party branded merchandise at VF Outlet™ stores declined 29%, primarily as a result of the impact of COVID-19, and transactions with VF for pre-Separation activities related to the fulfillment of a transition services agreement that did not continue in 2020.
Nine Months Ended September 2020 Compared to the Nine Months Ended September 2019
Other revenues decreased 54% as sales of third-party branded merchandise at VF Outlet™ stores declined 41%, primarily due to temporary retail store closures attributable to COVID-19. In addition, transactions with VF for pre-Separation activities, including those related to fulfillment of a transition services agreement, did not continue in 2020.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 34

Reconciliation of Segment Profit to Income Before Income Taxes
The Company has incurred corporate and other expenses as a standalone public company since May 23, 2019. For purposes of preparing financial statements on a carve-out basis for periods through the Separation date of May 22, 2019, corporate and other expenses included the Company's allocation of a portion of VF's total corporate expenses. Refer to Note 3 to the Company's financial statements for additional information on the Company's methodology for allocating these costs.
The costs below are necessary to reconcile total reportable segment profit to income before taxes. These costs are excluded from segment profit as they are managed centrally and are not under control of brand management.

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2020	2019	Percent Change	2020	2019	Percent Change
Total reportable segment profit	$117.9	$91.2	29.2%	$163.2	$203.3	(19.7)%
Non-cash impairment of intangible asset (1)	—	(32.6)	*	—	(32.6)	*
Corporate and other expenses	(31.3)	(29.9)	5.0%	(90.9)	(64.2)	41.5%
Interest income from former parent, net	—	—	*	—	3.8	*
Interest expense	(13.2)	(14.1)	(6.3)%	(37.3)	(21.9)	70.5%
Interest income	0.3	0.7	(60.3)%	1.3	3.5	(64.6)%
(Loss) profit related to other revenues	(4.4)	0.8	*	(13.1)	(0.4)	*
Income before income taxes	$69.1	$16.1	328.3%	$23.1	$91.4	(74.7)%
(1) Represents an impairment charge recorded during the third quarter of 2019 related to the Rock & Republic® trademark. See Note 7 to the Company's financial statements.
* Calculation not meaningful.
Three Months Ended September 2020 Compared to the Three Months Ended September 2019
Non-cash impairment of intangible asset represents a $32.6 million charge related to the Rock & Republic® trademark intangible asset recorded during the third quarter of 2019.
Corporate and other expenses increased $1.5 million, primarily due to an increase in expenses associated with the ongoing implementation of a global ERP system, partially offset by targeted reductions in operating expenses in response to the impact of COVID-19.
Interest expense decreased $0.9 million, primarily due to the timing of borrowings and repayments on our Credit Facilities.
Nine Months Ended September 2020 Compared to the Nine Months Ended September 2019
Non-cash impairment of intangible asset included a $32.6 million non-cash impairment of the Rock & Republic® trademark intangible asset recorded during the third quarter of 2019.
Corporate and other expenses increased $26.7 million, primarily due to an increase in general corporate costs required to operate as a standalone public company and expenses associated with the ongoing implementation of a global ERP system, partially offset by targeted reductions in operating expenses in response to the impact of COVID-19.
Interest income from former parent, net decreased $3.8 million as all notes to and from former parent were settled in connection with the Separation from VF.
Interest expense increased $15.4 million, primarily due to borrowings on our Credit Facilities established with the Separation.

35 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. Given the complexity, rapid evolution and continuation of the COVID-19 pandemic, we took actions to increase our financial flexibility and strengthen liquidity. Such actions included temporary suspension of the payment of a dividend, targeted reductions in operating expenses and capital expenditures, temporary reduction of fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, and focused management of working capital, including reduction in finished goods received from owned manufacturing and sourced vendors.
On May 5, 2020, given the uncertainties of COVID-19 and the associated impact on future results of operations, the Company entered into an amendment to the Credit Agreement (the “Amendment”) to address potential financial covenant compliance issues during future reporting periods. The Amendment established a temporary relief period for the Company (the "Relief Period") for certain provisions regarding financial covenants including (i) increase of the maximum Total Leverage Ratio, (ii) addition of a minimum liquidity floor of $200.0 million, (iii) addition of a $250.0 million limit on available cash at the time of and immediately after new borrowings, and (iv) imposition of stricter limitations on investments, acquisitions, restricted payments (including dividends) and the incurrence of indebtedness. An increase in the credit spread over the appropriate LIBOR benchmark and increased facility fees per annum are applicable during the Relief Period under the Amendment, which is effective until the earlier of (i) the date on which a compliance certificate is delivered for the Company's quarter ended June 2021 or (ii) the date on which a compliance certificate is delivered in respect of the most recent fiscal quarter demonstrating that the Company is in full compliance with all financial covenants that were in effect prior to the Amendment and upon the Company's written notification to the administrative agent that the Relief Period should end on such date. For quarterly measurement periods during the Relief Period, the Company is required to maintain a Total Leverage Ratio not to exceed 5.50 to 1.00, 5.50 to 1.00, 5.00 to 1.00 and 4.50 to 1.00 for the periods ended June 2020, September 2020, December 2020 and March 2021, respectively.
As of September 2020, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period and the Company's operating results and cash flows do not continue to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the applicable financial covenants and require the Company to seek additional amendments to the Credit Agreement. If the Company were not able to enter into such amendments, this would lead to an event of default which, if not cured timely, could require the Company to repay its outstanding debt. In the event the Company needs incremental liquidity, the additional cash requirements would likely be generated through refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, the disruption of the capital markets caused by COVID-19 could make additional sources of financing more challenging to obtain. Additionally, under the terms of the Tax Matters Agreement with VF, there are restrictions on issuing equity securities until May 23, 2021. Accordingly, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
Our expectation of continued compliance with the amended financial covenants in our Credit Facilities provides us flexibility on repayment of borrowings under the Revolving Credit Facility, which matures in May 2024. Additionally, as a result of the Company's optional repayments during 2019, the Company is not required to make mandatory principal payments on its term debt until June 2021.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit. As of March 2020, the Company had $475.0 million of outstanding borrowings under the Revolving Credit Facility, primarily resulting from drawdowns taken as a precautionary measure to provide increased financial flexibility, strengthen the Company’s near-term cash position and provide additional funding for working capital in response to COVID-19. The Company repaid $175.0 million in conjunction with the closing of the Amendment in May 2020 to comply with the available cash limitation. The Company made additional discretionary repayments totaling $75.0 million in June 2020 and $100.0 million during the three months ended September 2020. The Company expects strong cash generation to support additional discretionary debt paydowns totaling at least $100.0 million during the fourth quarter of 2020.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and equivalents balances as of September 2020:

(In millions)	September 2020
Outstanding borrowings under the Revolving Credit Facility	$125.0
Available borrowing capacity under the Revolving Credit Facility (1)	$368.2
Cash and equivalents	$285.3
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.8 million of outstanding standby letters of credit issued on behalf of the Company under this facility.

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 36

See Note 6 to the Company's financial statements for additional information regarding the Company's Credit Facilities, including financial covenants and interest rates thereunder as of September 2020.
At September 2020, the Company had $39.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either us or the banks. The total outstanding balance under these arrangements was $0.1 million at September 2020, related to letters of credit that are non-interest bearing to the Company.
During the nine months ended September 2020, the Company paid $31.9 million of dividends to its shareholders. Under the terms of the Amendment, dividend payments were suspended for the second and third quarters of 2020, with the opportunity to be re-evaluated after the third quarter based on achievement of certain levels of covenant compliance, which were attained based on third quarter results. In accordance with the Company’s dividend policy, on October 27, 2020, the Company's Board of Directors declared a regular quarterly cash dividend of $0.40 per share of the Company's Common Stock. The cash dividend will be payable on December 18, 2020, to shareholders of record at the close of business on December 10, 2020.
The declaration and amount of any future dividends will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.
In response to COVID-19, we have reduced our targeted capital expenditures to a range of $55.0 million to $65.0 million in 2020 as compared to our initial expectation of $55.0 million to $70.0 million. These investments primarily relate to the ongoing implementation of the Company's global ERP system.
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
The following table presents our cash flows during the periods:

	Nine Months Ended September

(In millions)	2020	2019
Cash provided (used) by:
Operating activities	$129.7	$578.4
Investing activities	$(37.1)	$506.9
Financing activities	$85.1	$(1,139.9)
Operating Activities
Cash flow provided by operating activities is dependent on the level of our net income, adjustments to net income and changes in working capital. Cash provided by operating activities in 2020 decreased $448.7 million as compared to 2019. The primary reason for the higher operating cash flows in 2019 related to the net settlement at Separation of $532.2 million for amounts due to and from former parent related to the Company's sale of accounts receivable arrangement with VF, as well as a decrease in the net income attributable to operating results in 2020. These declines were partially offset by changes in other working capital.
Investing Activities
During 2020, cash used by investing activities increased $544.0 million, primarily due to the collection of notes receivable from former parent in 2019 in connection with the Separation and capital investments to support the ongoing implementation of the Company's global ERP system in 2020.
Financing Activities
During 2020, cash provided by financing activities increased $1.2 billion, primarily due to net transfers to former parent and the repayment of notes payable to former parent totaling $2.1 billion in 2019 in connection with the Separation. Additionally, the Company generated $0.1 billion in proceeds from net borrowings under the Company's Credit Facilities in 2020, compared with $1.05 billion in proceeds from the issuance of long-term debt in 2019.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2019 Annual Report on Form 10-K provided a table summarizing our contractual obligations and commercial commitments at the end of 2019 that would require the use of funds. As of September 2020, there have been no

37 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

material changes in the amounts disclosed in the 2019 Annual Report on Form 10-K.

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

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 38

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

39 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

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
The United States and other countries are experiencing a major global health pandemic related to the outbreak of COVID-19, which has resulted in related severe disruptions to retail operations and supply chains and the global economy overall. Governmental authorities across the globe have taken and continue to take dramatic actions to slow down the spread of the disease, at various levels and in different phases across regions. Although restrictions have been eased in many regions and most all of our retail stores have reopened, we may be required to close stores again or adhere to increased operational restrictions including public health directives or quarantine policies. Even in the absence of stringent federal, state or local mandates, continued deterioration in discretionary consumer spending or social distancing measures may extend the duration of the adverse impact on retail traffic in our owned or our customers' retail stores. The extent and magnitude that the impact of COVID-19 will continue to have on our business will depend on various factors, including its duration, severity and any resurgences.
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
•Additional expenses as we continue to implement safety measures and other precautions to protect the health and well-being of our employees and customers in our retail stores;
•Significant disruption of global financial markets, which have increased the cost of accessing capital and could have a negative impact on our ability to access capital in the future; and
•Negative adverse impacts to the global economy, including decreases or shifts in consumer demand, spending and/or channel preferences.
We have taken several measures to respond to operational and financial impacts of the COVID-19 pandemic. We temporarily closed to the general public all owned and operated retail locations, but have since reopened them in accordance with local guidelines. We have also implemented global travel restrictions, remote work flexibility, and enhanced cleaning and sanitation protocols at our facilities, including offices, manufacturing locations and distribution centers. We have taken several precautionary measures to strengthen our near-term cash position and provide for additional working capital flexibility, including drawdowns from our revolving credit facility, reductions in select operating and capital expenditures and adjustments in supply chain capacity to better align with demand; however, given the complex and rapidly evolving nature of the pandemic, we may need to take additional actions to respond to the operational and financial impact.
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

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 40

ITEM 6. EXHIBITS

10.34	Kontoor Brands 401K Savings Plan Amendment No. 4

10.35	Kontoor Brands 401K Savings Plan Amendment No. 5

10.36	Kontoor Brands 401K Savings Plan Amendment No. 6

10.37	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 2

31.1	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

41 Kontoor Brands, Inc. Q3 FY20 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: November 6, 2020	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q3 FY20 Form 10-Q 42