Form 10-K
period 2021-01-02
Kontoor Brands, Inc.
filed 2021-03-03
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☑ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                      Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐ No  ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant on June 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $940,000,000 based on the closing price of the registrant's Common Stock on the New York Stock Exchange.
As of February 26, 2021, there were 57,372,046 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference:
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

KONTOOR BRANDS, INC

Kontoor Brands, Inc. 2020 Form 10-K - Table of Contents

PART I
Special Note On Forward-Looking Statements
We have made statements in this Annual Report on Form 10-K that are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies, anticipated trends in our business and the impact of COVID-19. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Known or unknown risks, uncertainties and other factors that could cause the actual results of operations or financial condition of Kontoor to differ materially from those expressed or implied by such forward-looking statements are summarized in Item 1A. of this Annual Report on Form 10-K.
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
Where You Can Find More Information
All periodic and current reports, registration statements and other filings that Kontoor has filed or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended ("the "Exchange Act"), are available free of charge from the SEC’s website (www.sec.gov). Our SEC filings are also available on our corporate website at www.kontoorbrands.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
The following corporate governance documents can be accessed on our corporate website: Corporate Governance Principles, Code of Business Conduct, and the charters of our Audit Committee, Talent and Compensation Committee and Nominating and Governance Committee. Copies of these documents also may be obtained by any shareholder free of charge upon written request to the Corporate Secretary, Kontoor Brands Inc., 400 N. Elm Street, Greensboro, NC 27401.
After our 2021 Annual Meeting of Shareholders, we intend to file with the New York Stock Exchange (“NYSE”) the certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this certification with the NYSE on May 18, 2020.

ITEM 1. BUSINESS.
Overview
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company, with a portfolio led by two of the world’s most iconic consumer brands: Wrangler® and Lee®. We completed a spin-off transaction from VF Corporation ("VF" or "former parent") on May 22, 2019 (the "Separation") and began to trade as a standalone public company (NYSE: KTB) on May 23, 2019.
The Company designs, manufactures, procures, markets and distributes lifestyle apparel products. Our business is founded upon a strategic sourcing model and best-in-class supply chain, with industry-leading sustainability standards. We are focused on leveraging our global platform to drive brand growth and deliver long-term value for our stakeholders, including our consumers, customers, shareholders and suppliers.
Kontoor is headquartered in the United States ("U.S.") with a presence in over 60 countries. Our primary brands, Wrangler® and Lee®, benefit from heritages spanning over 200 combined years and together with our other brands accounted for approximately 140 million units of apparel sold in 2020. We sell our products primarily through our established wholesale and expanding digital ecosystems, supplemented through our branded brick & mortar locations. We benefit from strong relationships with many of our customers who we believe depend on our ability to reliably and timely replenish our high-volume products.
Within the U.S., our products are sold through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. Outside the U.S., primarily in Asia and Europe, our products are sold through department, specialty, company-operated, concession retail and independently operated partnership stores and online.

Kontoor Brands, Inc. 2020 Form 10-K 1

We focus on continuously improving the most important elements of our products, which include fit, fabric, finish and overall construction, while continuing to provide our products to consumers at attractive price points. We leverage innovation and design advancements as well as our unique brand heritages to create products that meet our consumers' needs.
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2020, December 2019 and December 2018 correspond to the 53-week fiscal period ended January 2, 2021 and the 52-week fiscal periods ended December 28, 2019 and December 29, 2018, respectively.
Impact of COVID-19
The novel coronavirus (“COVID-19”) has resulted in a global economic slowdown which had a meaningful negative impact on our financial condition, cash flows and results of operations during 2020. During the initial shutdowns that peaked globally in the second quarter of 2020, we temporarily closed almost all of our Company-operated stores. Although virtually all of those stores have since reopened, we have had periodic reclosures or reductions in operating hours at stores in regions impacted by subsequent resurgences of COVID-19, including, but not limited to, the United Kingdom and other countries in Europe. While many of our largest retail partners remained open throughout the pandemic, a number of our customers experienced temporary closures or reduced traffic in their retail stores for various periods throughout the year.

Our top priority remains the health and safety of our employees and consumers. Actions taken to date include enacting global travel restrictions for all employees, enabling remote-work flexibility, implementing enhanced cleaning and sanitation protocols in all facilities, and closing of facilities, as appropriate. The Company’s offices have reopened where permitted by local restrictions and deemed appropriate by management, but many associates continue to work remotely. Although there have been limited disruptions in operations at various times during the year, the Company’s manufacturing plants and distribution centers around the world are operating and fulfilling wholesale and direct-to-consumer orders. We continue to implement and monitor safety protocols and health and wellness precautions as we reopen and operate our facilities.
While the impacts from the COVID-19 pandemic remain uncertain, the Company continues to take the necessary, proactive steps to accommodate a prolonged COVID-19 operating environment.
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
Our Competitive Strengths
•Iconic Brands with Significant Global Scale.
The Wrangler® and Lee® brands are steeped in rich heritage and authenticity and have an established global presence in the apparel market. Products bearing our brands are sold in more than 60 countries, and we believe they have strong consumer connectivity worldwide. We market our brands and products to highlight their differentiated position and product attributes. We strive to maximize our consumer reach by leveraging each brand’s “best practices” to drive growth across product categories and expand our overall net revenues and earnings profile.
•Deep Relationships with Leading Global Brick & Mortar and E-Commerce Retailers
We have developed long-term relationships with many leading global brick & mortar and e-commerce retailers, whom we believe rely on our iconic brands, leading product quality and value, and innovation to address evolving consumer needs in our product categories. By fostering these relationships, we have become an important vendor for many of our customers and have built leading category positions, which in turn supports the availability of our brands to consumers and our ability to introduce new products and categories. We also endeavor to provide sophisticated logistics, planning, and merchandising expertise to support our customers, which we believe enables a level of insight that builds more integrated customer relationships.
•Integrated Supply Chain Built to Support Volume and Replenishment
We are continually refining our supply chain to maximize efficiency and reinforce our reputation of reliability with our customers. Through our vertically integrated supply chain we manufacture, source and distribute a significant quantity of high-volume apparel products that are frequently replenished by our retail partners. Our product procurement and distribution strategies, combined with our internal manufacturing facilities and retail floor space management programs, create increased operating flexibility. Our supply chain is built to support large volumes and to meet customer needs while balancing cost and operational requirements. Our internal manufacturing facilities are all located in the Western Hemisphere where their proximity to our primary markets enables us to deliver inventory in a consistent and timely manner. We also have established global third-party sourcing and distribution networks that we leverage across product categories and various regions. We believe our flexible and balanced approach to manufacturing and distribution allows us to better manage our production needs.
2 Kontoor Brands, Inc 2020 Form 10-K

•Highly Experienced Management Team and Board of Directors
We have assembled a senior management team that is highly focused on growing our brands’ net revenues, delivering strong and consistent financial results, and building a cohesive corporate culture. Together, our management team has over 50 years of combined experience in the apparel and accessories industry and brings deep global industry expertise to the Company. Additionally, the Kontoor management team was assembled with the Separation and has been working together to stand up and operate the Company for over two years. We believe the depth of experience and deep industry knowledge of our management team and Board of Directors will continue to drive the success of our company.
•Resilient Business Model That Delivers Consistent Results
Although COVID-19 had a meaningful negative impact on our financial condition, our business has historically generated consistent margins and strong cash flows due to our global reach, leading market positions, deep customer relationships, and the vertical integration of our supply chain. We believe we offer high product value and quality to our consumers, who respond to our value proposition by consistently purchasing our products over time. Our strong margin profile combined with our diligent approach to operational excellence and capital management have produced meaningful cash flows. We believe our consistent financial results will provide us with the opportunity to consistently invest in our business, return capital to shareholders and repay debt.
Our Strategies
Our management team continues to focus on the strategies we introduced during 2019. While the impacts of COVID-19 are undeniable, we believe our focus on our strategies and underlying fundamentals has positioned us well for the future.
•Scaling our advantage in our core denim business
Our centralized senior management team with global responsibility continues to work closely with our regional teams to deliver a unified brand and product design experience while ensuring market-specific nuances are maintained. Through this integrated platform and management structure, we are focused on continuing to amplify the global strength of our brands, improve operating efficiency and increase the overall demand for our products. We continue to partner with leading retailers to launch product programs to enhance our wholesale business, drive momentum in our Western business with key retail partners and lead initiatives with the consumer in mind.
•Accelerating digital and positions in high-value segments, channels and geographies
We continue to pursue opportunities to expand the distribution of our products with new and existing e-commerce and brick & mortar customers internationally and in the U.S. In December 2020, we digitally launched our Wrangler® brand in China and have plans to expand this collection and our marketing efforts in 2021. In Europe, we intend to refine our strategy to become more consumer-centric in addressing how and where our customers want to purchase our products, beginning with our new e-commerce sites launched in 2020. In the U.S., we see an opportunity to continue to grow with our major retail customers. We also expect to leverage our leading brand positions to increase our penetration with major global e-commerce players as well as with our own websites, as we continue to evolve our digital ecosystem with advanced data analytics capabilities and unlocking new value through our global ERP infrastructure. We made progress towards these strategies during 2020 by exiting select underperforming channels, markets and points of distribution.
•Building advantaged positions to reach new consumers
We continue to enhance our existing product assortment, broaden our product offering and expand into adjacent product categories. We leverage our global innovation network to develop cognitive, design, textile and product construction advancements that target the needs of our existing and potential new target consumer groups. We strive to create new products to attract a wide range of consumers, including women and younger generations such as Body OptixTM and Extreme Motion MVP for Lee®, while seeking to ensure our core offering continues to serve the needs of our consumers. We are also pursuing new categories such as outdoor, including the launch of our new Wrangler® outdoor collection, All Terrain GearTM, and accelerating existing categories such as workwear that utilize our existing brand and product strengths. We have also introduced higher-end products at premium price points in the U.S and are collaborating with new brands. Successful execution of our product expansion strategies should broaden the appeal of our brands and products to new consumers, extend our reach into new product categories and ultimately drive the overall net revenues of our business.
•Driving an unwavering focus on expanding margins and improving capital efficiency
We expect to realize efficiencies across our business as we continue to drive benefits from a more centralized global organization and pursue cost savings initiatives. As part of our centralized approach to our global business, our management team provides global oversight for their respective business functions, including supply chain, digital and strategy, while seeking to maintain our worldwide presence and regional relevance. Focusing on our near- to medium-term business strategy, we continue to optimize our business and accelerate our performance in fundamental areas, including margin expansion and cash flow generation. Our primary areas of financial focus during 2021 will be to (i) continue aggressive pay-down of debt; (ii) provide for a superior dividend payout; and (iii) implement technology solutions to enable global efficiency, including the Company's global enterprise resource planning ("ERP") implementation and information technology infrastructure build-out.

3 Kontoor Brands, Inc. 2020 Form 10-K

•Strengthening our Culture to Drive our Strategies Forward
We believe there is an opportunity to create value by aligning total shareholder return with the way we attract, engage, educate and reward our employees, as well as the ways we employ sustainable business practices and engage with the communities in which we do business. We have designed inclusion and diversity goals to reshape our workforce as we believe this is key to driving innovation, and a results-oriented culture. Our strategy also includes pursuit of sustainable business activities in areas of water, waste and cotton. We are committed to corporate social responsibility, as we believe it not only is the right thing to do, but also provides an opportunity to create value for our stakeholders through an actively engaged workforce, deeper consumer engagement and potential cost savings.
Our Business Segment Information
Our two reportable segments are Wrangler and Lee, which primarily include sales of branded products, along with various sub-brands and collections as discussed under each brand below. In addition, we present an Other category for purposes of reconciliation of reportable segment net revenues and profits to the Company's consolidated operating results, but the Other category is not considered a reportable segment. See below for additional information on the brands, channels of distribution and geographies included in each segment.
•Wrangler
Wrangler® is an iconic American heritage brand rooted in the western lifestyle, with over 70 years of history offering denim, apparel, and accessories for men and women. Wrangler® branded products are available through wholesale arrangements with mass and mid-tier retailers, specialty stores, department stores, independently operated partnership stores, and e-commerce platforms, as well as through our Company-operated retail stores and websites. Wrangler® branded products are available in the U.S., Canada and Mexico, the United Kingdom and continental Europe, the Middle East, and through licensees across Australia, Asia, Africa, Central and South America, Europe and most recently, India, where the Company is transitioning to a licensed model. We offer multiple sub-brands and collections within the Wrangler® brand to target specific consumer demographics and consumer end-users, including: 20X®, Aura from the Women at Wrangler®, Cowboy Cut®, Premium Patch®, Riggs Workwear®, Rock 47®, Rustler®, W1947®, Wrangler Retro®, Wrangler Rugged Wear® and All Terrain GearTM by Wrangler®.
•Lee
Lee® is an iconic American denim and apparel brand, with over 130 years of heritage and authenticity. Lee® collections include a uniquely styled range of jeans, pants, shirts, shorts, and jackets for men, women, boys and girls, with boys and girls jackets currently licensed in the U.S. The Lee® brand delivers trend-forward styles with exceptional fit and comfort through innovative fabric solutions and advanced design technology. Lee® branded products are distributed domestically and internationally through the wholesale channel including department stores, mass merchants, specialty stores, independently operated partnership stores, and e-commerce platforms, as well as through our Company-operated retail stores and websites. Lee® branded products are available in the U.S., Canada, Mexico, the United Kingdom and continental Europe, the Middle East, China, and through licensees across Australia, Asia, Africa, Central and South America, Europe and most recently, India, where the Company is transitioning to a licensed model. The Lee® brand offers multiple sub-brands and collections, making it attractive for a broader consumer base, including: Body OptixTM, Lee101TM, Lee® Riders®, Performance SeriesTM, Shape IllusionsTM and Vintage Modern®.
•Other
Other includes sales of third-party branded merchandise at VF Outlet™ stores, sales and licensing of Rock & Republic® branded apparel, and sales of products manufactured for third-parties. Rock & Republic® is a premium apparel brand and is marketed to consumers as a modern and active lifestyle brand. Rock & Republic® products have historically been sold in the U.S. through an exclusive domestic wholesale distribution and licensing agreement, which expired in early 2020. We are now distributing the brand both in the U.S. and Canada by leveraging our retail and e-commerce relationships. During 2020, as discussed within the Branded Direct-to-Consumer section below, we decided to discontinue the sale of third-party branded merchandise in all VF Outlet™ stores in conjunction with our decision to exit certain of those stores. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments discussed above.

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
4 Kontoor Brands, Inc 2020 Form 10-K

Distribution Channels and Customers
Our distribution channels include U.S. Wholesale, Non-U.S. Wholesale, Branded Direct-to-Consumer and Other.
•U.S. Wholesale
The U.S. Wholesale channel is our largest distribution channel and accounted for approximately 68% of our net revenues in 2020. Within this channel, our Wrangler® and Lee® branded products are marketed and sold by mass and mid-tier retailers, specialty stores including western specialty retail, department stores, and retailer-owned and third-party e-commerce sites. This channel also includes revenues related to Rock & Republic® products sold in the U.S. A portion of our U.S. Wholesale net revenue is attributable to digital sales from our wholesale partners’ websites, third-party e-commerce platforms such as Amazon, and other pure-play digital retailers. Third-party e-commerce platforms and pure-play digital retailers are a growing and important portion of this channel.
Our mass merchant customers include national retailers such as Target and Walmart, as well as various regional retail partners. Our mid-tier and traditional department store customers include national retailers such as Kohl’s and Nordstrom as well as other retail partners. The specialty store channel, which includes revenue from Wrangler® Riggs Workwear® and Wrangler® Western branded products, consists primarily of national accounts such as Boot Barn and Tractor Supply Company as well as upscale modern specialty stores.
We foster close and longstanding relationships with our wholesale customers, having partnered with each of our top three brick & mortar wholesale customers for over 25 years. In addition, we engage in an active dialogue with many of our key wholesale customers and receive proprietary insights about how our products are performing on a timely basis. Our brands’ top U.S. Wholesale customers include Amazon, Kohl’s, Target and Walmart. Sales to Walmart were approximately 38% in 2020, 34% in 2019 and 32% in 2018.
In addition, a small portion of sales in our U.S. Wholesale channel are from domestic licensing arrangements where we receive royalties based on a percentage of the licensed products’ net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.
•Non-U.S. Wholesale
The Non-U.S. Wholesale channel represents the majority of our international business and accounted for approximately 17% of our net revenues in 2020. The majority of the Wrangler® and Lee® international product business is located in Europe, Middle East and Africa ("EMEA") and Asia-Pacific ("APAC"), where we sell our products through department stores and specialty stores. This channel also includes revenues related to Rock & Republic® products sold in Canada. In Canada and Mexico, our branded products are marketed through mass merchants, department stores, and specialty stores. Additionally, our Non-U.S. Wholesale channel includes non-U.S. sales on digital platforms operated by our wholesale partners, as well as sales in partnership stores located across EMEA, APAC and South America. Partnership stores are operated by our licensees, distributors and other independent parties. They are retail locations selling our Wrangler® and Lee® branded products that have the appearance of Kontoor-operated stores, and as such represent an important vehicle for presenting our brands to international consumers. Similar to the U.S. Wholesale channel, we use proprietary insights from our wholesale customers to strategically refine our products and adjust our go-to-market approach.
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
•Branded Direct-to-Consumer
Our Branded Direct-to-Consumer channel accounted for approximately 12% of our net revenues in 2020 and represents the distribution of our products via our Company-operated Wrangler® and Lee® branded full-price and outlet stores, concession retail locations and our owned websites at www.wrangler.com and www.lee.com. Sales of Wrangler® and Lee® branded products in VF Outlet™ locations are also reported in the Branded Direct-to-Consumer channel while sales of third-party branded merchandise at VF Outlet™ are reported in the Other channel described below.
Branded Direct-to-Consumer channel allows us to achieve the fullest expression of our brands by displaying our product lines in a manner that supports the brands’ positioning, providing an in-store and online user experience that enables us to address the needs and preferences of our consumers.
Our 169 concession retail stores are operated in Europe and Asia. Under a typical concession arrangement, we have a dedicated sales area within a retail location and pay a concession fee for use of the space based on a percentage of retail sales. The concession model allows our partners to dedicate specific sales areas to our brands and helps differentiate and enhance the presentation of our products without incurring the incremental overhead of opening a separate store.

5 Kontoor Brands, Inc. 2020 Form 10-K

Our 29 Company-operated full-price Wrangler® or Lee® branded retail stores are located in Asia, Europe and the U.S., and include both mono-brand stores, which exclusively carry either Wrangler® or Lee® branded products, and dual-brand stores, which carry both Wrangler® and Lee® branded products. We also have 57 Company-operated outlet and clearance centers, the majority of which were VF Outlet™ locations in the U.S. that carried Wrangler® and Lee® branded products, as well as third-party branded products. Our other Company-operated outlets are primarily located in Europe, as well as Mexico and Asia.

During 2020, we performed a strategic review of the VF Outlet™ store fleet. Based on our assessment of store productivity, we chose to exit certain VF Outlet™ stores by not extending leases as they expired for the majority of closures in 2020 and by closing a select number of additional stores. We also decided to convert all remaining locations to Lee Wrangler outlets and clearance centers and to discontinue the sale of third-party branded merchandise. Our remaining stores will only carry Wrangler® and Lee® branded products.
We continue to prioritize serving our customers through digital platforms that enhance the user experience and drive customer interaction in digital and physical environments. Digitally-enabled transactions generated from our own websites represent a growing portion of our net revenues, and help elevate the connection consumers have with our brands. Wrangler® and Lee® branded products are currently available through our own websites in 16 countries.
•Other
The Other channel primarily includes sales of third-party branded merchandise at VF Outlet™ stores. During 2020, we decided to discontinue the sale of third-party branded merchandise in conjunction with our decision to exit certain VF Outlet™ stores. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the Branded Direct-to-Consumer channel discussed above. Prior to 2020, the Other channel also included transactions with VF for pre-Separation activities, none of which continued in 2020. These transactions included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018. The Other channel accounted for approximately 2% of our net revenues in 2020.
Licensing Arrangements
We seek to maximize our brands’ market penetration and consumer reach by entering into licensing agreements with independent parties. Pursuant to these licensing agreements, we typically grant our licensing partner an exclusive or non-exclusive license to use one of our brands in connection with specific licensed categories of products in specific geographic regions. Our licensing partners leverage the strength of our brands and our customer relationships to sell products in their licensed categories and/or geographic regions. We currently have licensing agreements for jeanswear, casual apparel, belts, footwear, small leather goods and headwear.
We retain oversight and approvals of the design, quality control, advertising, marketing, and distribution of licensed products to ensure adherence to our brand and product quality standards. License agreements are for fixed terms of typically two to five years. Each licensee pays royalties based on its sales of licensed products, with the majority of agreements requiring a minimum royalty payment. Licensing net revenue was $18.7 million in 2020.
Design, Product Development and Innovation
Our devotion to creative excellence in design, product development and innovation is the foundation of our product strategy. We focus our extensive experience and know-how to create the unique combination of world-class value, quality and styling for our consumers. We operate a multi-site approach to design and product development, with supporting functions in the U.S., Belgium, and Hong Kong. These creative teams collaborate globally with the merchandising, marketing, planning, consumer insights, and executive teams to ensure product delivers against brand positioning, consumer needs, and costs requirements. We have two primary selling seasons, Spring/Summer and Fall/Winter although some product lines are offered more frequently.
In addition to our global design and product development functions, we operate two innovation centers in Greensboro, NC. Research for advanced fiber and fabric technology takes place in our dedicated material science lab. Research and development for garment construction, laser processing and wash finishing advancement takes place in our design center. These locations are staffed with dedicated scientists, engineers and designers who leverage our consumer insights to create new designs, and manufacturing and material technologies. Our innovation network is integral to our design approach and our long-term growth as it allows us to deliver products and experiences to meet our consumer needs.
Manufacturing, Sourcing and Distribution
Our global supply chain organization is responsible for the operational planning, manufacturing, sourcing, and distribution of products to our customers. We believe we have developed a high degree of expertise in managing the complexities associated with a global supply chain that produced or sourced approximately 120 million units of apparel in 2020. Our supply chain employs a centralized leadership model with localized regional expertise. Within our internal manufacturing facilities, we innovate and design proprietary equipment to drive our production output and capabilities. We focus on engineering and efficiency, which we believe provides an ongoing competitive advantage in our internal manufacturing facilities. We leverage our manufacturing expertise in our sourcing operations, where we have developed longstanding relationships with third-party contract manufacturers and distributors. We believe this manufacturing and sourcing approach, coupled with strategic inventory and retail floor space management programs with many of our major retail customers, gives us operational flexibility as we continue to expand our distribution.
6 Kontoor Brands, Inc 2020 Form 10-K

•Sourcing and Manufacturing
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
We operate ten manufacturing facilities (seven owned facilities in Mexico and three leased facilities in Nicaragua). We also source products from approximately 224 contract manufacturing facilities in over 20 countries. During 2020, approximately 36% of our units were manufactured in our internal manufacturing facilities, and approximately 64% were sourced from contract manufacturers. Products obtained from contractors in the Western Hemisphere frequently have a higher cost than products obtained from contractors in Asia. However, internal manufacturing combined with contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for enhanced inventory management in the U.S. market. In making decisions about the location of manufacturing operations and suppliers, we consider several factors including the raw material source, the market the product will be sold in, production lead times, duties and tariffs, product cost, product complexity and the ability to pursue upside demand. Additionally, we continually monitor risks and developments related to duties, tariffs, quotas and other factors and we often manufacture and source products from countries with tariff preferences and free trade agreements.
•Distribution
Products are shipped from our contract manufacturers and internal manufacturing facilities to distribution centers around the world. We directly operate the our domestic distribution centers and we carefully select third-party logistic providers as needed in certain regions. All of our distribution centers are strategically located to provide speed and service to our consumers at the most efficient cost possible. Additionally, our established long-term third-party distribution relationships ensure maximum capacity, connectivity, responsiveness, and overall service coverage around the globe. In international markets where we do not have brick & mortar or wholesale operations, our products are marketed through our distributors, as well as agents, licensees, and single-brand or multi-brand partnership stores.
Inventory Management
Inventory management is key to the cash flows and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the delivery requirements of our customers, which requires close coordination with our customers. For new product introductions, which often require large initial launch shipments, we may commence production before receiving orders for those products. Key areas of focus include added discipline around the purchasing of product, inventory optimization and channel placement, as well as better planning and execution in disposition of excess inventory through our various channels. Our inventory strategy is focused on continuing to meet consumer demand, while improving our inventory efficiency over the long-term through the ongoing implementation of the Company's global ERP system and inventory optimization tools.
Advertising and Customer Support
Our advertising and marketing efforts focus on differentiating our brands’ positioning and highlighting our product qualities. We are focused on creating globally unified brand messages with appropriate regional nuances in order to maximize our brand recognition, and drive brand demand from initial end consumer awareness to long-term loyalty. By utilizing global heads of marketing, we will continue to develop integrated, multi-channel marketing strategies designed to effectively reach the target consumers of each of our brands. We pursue this strategy through our use of a variety of media channels and other public endorsements, including traditional media such as television, print, and radio, as well as digital media channels such as display, online video, social media, live streaming, paid search and influencers. We leverage marketing analytics to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments. Our strategy also includes collaborating with new brands and developing new advertising campaigns that drive consumer awareness and brand equity.
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
Seasonality
Absent the effects of the COVID-19 pandemic in 2020, our operating results are subject to some variability due to seasonality, with net revenues typically being slightly higher during the back-to-school and holiday shopping seasons. This limited variation results primarily from the differences in seasonal influences on revenues between our Wrangler and Lee segments. With changes in our mix of business and the growth of our direct-to-consumer operations, historical quarterly revenue and profit trends may not be indicative

7 Kontoor Brands, Inc. 2020 Form 10-K

of future trends. Working capital requirements vary throughout the year. Working capital typically increases early in the year as inventory builds to support peak shipping periods and then moderates later in the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is usually substantially higher in the second half of the year due to higher net income during that period and reduced working capital requirements.
Competition
The apparel industry is highly competitive, highly fragmented and characterized by low barriers to entry with many local, regional and global competitors. We compete in the apparel and accessories sector by leveraging our brands, scale, and ability to develop high-quality, innovative products at competitive prices that meet consumer needs.
Our primary branded competitors are large, globally focused apparel companies that also participate in a variety of categories, including, but not limited to, athletic wear, denim, exclusive or private labels, casual lifestyle apparel, outerwear and workwear. A select list of key competitors includes Calvin Klein, Carhartt, Diesel, Guess, Levi’s, Tommy Hilfiger and Uniqlo. Additionally, we see a large and growing offering from private label apparel created for retailers such as Amazon, Target and Walmart.
Intellectual Property
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
Human Capital
At Kontoor, we understand that our greatest asset is our global employee base. Without our employee's passionate commitment to our purpose, our consumer, and our Company, we would not have been able to pivot as nimbly as we did in 2020.
As of January 2, 2021, we had approximately 14,000 employees worldwide. Geographically, approximately 1,000 employees are located in APAC, approximately 600 are located in EMEA, approximately 9,500 are located in Latin America and Mexico, and approximately 3,000 are located in the U.S. In international markets, a significant percentage of employees are covered by trade sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
Supported by a leadership team with deep experience in nurturing vibrant brands that break new ground and inspire consumer loyalty, our employees bring a sense of pride in our rich heritage and an entrepreneurial spirit towards creating our future. Together, they are dedicated to creating quality apparel that is woven with care, style and sensitivity to our planet. This dedicated collaboration is at the core foundation of trust that drives our company’s high-performance culture and our business success.
•Results-Driven, High-Performance Culture
At Kontoor, we are dedicated to putting our purpose, mission and values at the forefront of everything we do. They serve as our north star, guiding us on our journey and in our decisions to make a positive impact on the world and each other.
In 2019 and 2020, our purpose, mission and values took root across the organization, starting with roadshows to engage our global audience in the importance and meaning of our new aspirations. As a new company, we embedded our purpose, mission and values within our New Welcome Orientation, and our performance management system to enhance each employee's accountability to live by the core behavioral elements of our values.
•Inclusion, Diversity and Equity
In 2020, we launched our first global inclusion and diversity ("I&D") strategy focused on four strategic pillars: Workplace Belonging, Workforce Diversity, Sustainability & Accountability and Marketplace Equity. In support of our strategy, we implemented a Cultural Foundations learning journey which intentionally focuses on inclusion, embracing change, trust and empathy. At the center of our commitment to evolve and grow our company and workplace culture, we launched and support seven global Employee Resource Groups ("ERG"). ERGs at Kontoor are voluntary, employee-led groups that foster diversity of thought, build community, and provide support for professional and personal development. These communities drive initiatives that employees identify, own, and execute with peers across the global Kontoor network. We established a Global Executive I&D Council, as well as multiple regional councils, who work together to ensure that our I&D efforts are realized.
8 Kontoor Brands, Inc 2020 Form 10-K

•Workplace Health & Safety
We prioritize the health, safety and fair treatment of our employees and those who help produce our products. We take the health, safety and well-being of individuals seriously and are committed to only working with supply chain partners who uphold our same standards. In addition to our policies and standards, we often work with contract supplier factories to go beyond worker health and safety to provide opportunities to their surrounding communities like BSR’s HERproject™, a collaborative initiative that strives to empower low-income women working in global supply chains.
Our commitment to safety was evident in the actions and steps we swiftly took in our response to COVID-19. We established a COVID-19 cross-functional task force that aligned our efforts and decisions on our response.
Social Responsibility, Community Outreach and Sustainability
We are a purpose-led organization and are committed to environmental sustainability, labor welfare and community development, not only because today’s consumers demand the highest standards from the brands they utilize, but because we believe these values are consistent with what our brands represent and are the right thing to do to enhance global welfare. Corporate sustainability and responsibility is an important priority for the Company and the Board of Directors. The Board is responsible for promoting the exercise of responsible corporate citizenship and monitoring adherence to Kontoor’s standards. The Nominating and Governance Committee reviews and evaluates Kontoor’s strategies, programs, policies and practices relating to environmental, social and governance issues and impacts to support the sustainable and responsible growth of Kontoor’s business. Kontoor believes that in order to grow as a Company, it has a responsibility to help improve the well-being of its communities. Kontoor articulates its commitments to corporate sustainability and responsibility in its Code of Conduct which can be found on Kontoor’s website (www.kontoorbrands.com). In addition, Kontoor issued the Company's first sustainability report in September 2020.
Governmental Regulations
We are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Our international businesses are subject to similar laws and regulations in the countries in which they operate. Our operations also are subject to various international trade agreements and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, including environmental regulations, these regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

9 Kontoor Brands, Inc. 2020 Form 10-K

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
RISKS RELATING TO OUR BUSINESS AND INDUSTRY
The novel coronavirus (COVID-19) global pandemic has had, and is expected to continue to have, material adverse impacts on our business, results of operations, financial condition and cash flows.
The United States and other countries are experiencing a major global health pandemic related to the outbreak of COVID-19, which has resulted in related severe disruptions to retail operations and supply chains and the global economy overall. Governmental authorities across the globe have taken and continue to take dramatic actions to slow down the spread of the disease, at various levels and in different phases across regions. Although restrictions have been eased in many regions and most all of our retail stores have reopened, we may be required to close stores again or adhere to increased operational restrictions including public health directives or quarantine policies. Even in the absence of stringent federal, state or local mandates, continued deterioration in discretionary consumer spending or social distancing measures may extend the duration of the adverse impact on retail traffic in our Company-operated or our customers' retail stores. The extent and magnitude that the impact of COVID-19 will continue to have on our business will depend on various factors, including its duration, severity and any resurgences.
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
We have taken several measures to respond to operational and financial impacts of the COVID-19 pandemic. At the onset of the pandemic, we temporarily closed almost all Company-operated retail locations to the general public, but have since reopened them in accordance with local guidelines. We have also implemented global travel restrictions, remote work flexibility, and enhanced cleaning and sanitation protocols at our facilities, including offices, manufacturing locations and distribution centers. We have taken several precautionary measures to strengthen our near-term cash position and provide for additional working capital flexibility, including drawdowns from our revolving credit facility during the second quarter of 2020, reductions in select operating and capital expenditures and adjustments in supply chain capacity to better align with demand; however, given the complex and rapidly evolving nature of the pandemic, we may need to take additional actions to respond to the operational and financial impact.
A prolonged, widespread pandemic will adversely impact global economies and financial markets, which will result in an economic downturn that will reduce demand for our products. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks set forth in this Annual Report on Form 10-K, such as those relating to our reputation, brands, product sales, results of operations or financial condition. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and depends on events beyond our knowledge or control. We might not be able to anticipate or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, the impact of the COVID-19 pandemic has had, and may continue to have, material adverse impacts on our business, results of operations, financial condition and cash flows.
Our revenues and profits depend on the level of consumer spending for apparel, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on us.
The success of our business depends on consumer spending on apparel, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, the impact of the COVID-19 pandemic, interest rates, consumer credit availability, unemployment, stock market performance, weather conditions, energy prices, consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where our products are sold.
10 Kontoor Brands, Inc 2020 Form 10-K

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
We compete with numerous apparel brands and manufacturers. Competition is generally based upon brand name recognition, price, design, product quality, selection, service and purchasing convenience. Some of our competitors are larger and have more resources than us in certain product categories and regions. In addition, we compete directly with the private label brands of our wholesale customers. Our ability to compete within the apparel industry depends on our ability to:
•Anticipate and respond to changing consumer preferences and product trends in a timely manner;
•Develop attractive, innovative and high-quality products that meet consumer needs;
•Maintain strong brand recognition;
•Price products appropriately;
•Provide best-in-class marketing support and intelligence;
•Ensure product availability and optimize supply chain efficiencies;
•Adapt to a more digitally driven consumer landscape;
•Respond to the effects of the COVID-19 pandemic;
•Produce or procure quality products on a consistent basis; and
•Obtain sufficient retail store space and effectively present our products at retail.
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
Our success to date has been due in large part to the growth of our brands’ images and our customers’ connection to our brands. If we are unable to timely and appropriately respond to changing consumer demand, including customers' desire for sustainable products, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding us, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Actions taken by those individuals associated with our products could harm their reputations, which could adversely affect the images of our brands.

11 Kontoor Brands, Inc. 2020 Form 10-K

Our profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, pressure from retailers to reduce the costs of products, the impact of the COVID-19 pandemic, changes in consumer demand and shifts to online shopping and purchasing. Customers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.
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
Recently there have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry, much of which is a result of the COVID-19 pandemic. These events individually, and together, could materially, adversely affect our business. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers. In the future, retailers are likely to further consolidate, undergo restructurings or reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. In addition, consumers have continued to transition away from traditional wholesale retailers to large online retailers. These developments could result in a reduction in the number of stores that carry our products, an increase in ownership concentration within the retail industry, an increase in credit exposure to us or an increase in leverage by our customers over their suppliers.
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
Our balance sheet includes intangible assets and goodwill. A decline in the fair value of an intangible asset or of a business unit could result in an asset impairment charge, which would be recorded as an operating expense in our statement of operations.
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
It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) overall economic conditions in future years vary from our current assumptions, (ii) business conditions or our strategies for a specific business unit or brand change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of net revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Although a charge would be non-cash, a future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
A significant portion of our revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay us could substantially reduce our revenues and profits.
A small portion of our customers account for a significant portion of net revenues. Sales to our ten largest customers accounted for 60% of total net revenues in 2020, and our top customer, Walmart, accounted for 38%, 34% and 32% of our total net revenues in 2020, 2019 and 2018, respectively. We expect that these customers will continue to represent a significant portion of our net sales in
12 Kontoor Brands, Inc 2020 Form 10-K

the future. Sales to our wholesale customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of our major wholesale customers to significantly decrease the volume of products purchased from us could substantially reduce net revenues and have a material adverse effect on our financial condition and results of operations. Our larger customers generally have the scale to develop supply chains that enable them to change their buying patterns, or develop and market their own private label and other economy brands that compete with some of our products. This ability also makes it easier for them to resist our efforts to increase prices, reduce inventory levels and, potentially, discontinue our products. Many of our largest customers have already developed significant private label brands under which they design and market apparel and accessories that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. In addition, if any of our customers devote less selling space to our categories of apparel, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in our categories of apparel selling space could result in lower sales and our business, results of operations, financial condition and cash flows may be adversely affected.
We may not succeed in our business strategy.
One of our key strategic objectives is growth. We seek to grow organically and potentially, in the future, through acquisitions. We seek to grow by expanding our share with winning customers; stretching brands to new regions, channels, and categories; managing costs; leveraging our supply chain across Kontoor Brands; and expanding our direct-to-consumer business with emphasis on our e-commerce business. However, we may not be able to grow our existing businesses. For example:
•We may not be able to transform our model to be more consumer- and retail-centric;
•We may not be able to expand our market share with winning customers, or our wholesale customers may encounter financial difficulties and thus reduce their purchases of our products;
•We may not be able to expand our brands in Asia or other geographies, transform our business in certain regions or achieve the expected results from our supply chain initiatives;
•We may not be able to successfully integrate our Wrangler® and Lee® brand platforms or achieve the expected growth, cost savings or synergies from such integration;
•We may have difficulty recruiting, developing or retaining qualified employees;
•We may not be able to achieve our direct-to-consumer expansion goals and manage our growth effectively;
•We may not be able to offset rising commodity or conversion costs in our product costs with pricing actions or efficiency improvements;
•We may have difficulty completing potential acquisitions or dispositions, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration; and
Failure to implement our strategic objectives may have a material adverse effect on our business.
We use third-party suppliers and manufacturing facilities worldwide for a substantial portion of our raw materials and finished products, which poses risks to our business operations.
During 2020, approximately 64% of our units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by Kontoor Brands-owned and -operated manufacturing facilities located in Mexico and Nicaragua. Any of the following could impact our ability to produce or deliver our products, or our cost of producing or delivering products and, as a result, our profitability:
•Political or labor instability in countries where our facilities, contractors and suppliers are located;
•Changes in local economic conditions, including as a result of the COVID-19 pandemic, in countries where our facilities, contractors, and suppliers are located;
•Political or military conflict could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;
•Disruption at domestic and foreign ports of entry could cause delays in product availability and increase transportation times and costs;
•Heightened terrorism or security concerns could subject imported or exported goods to additional, more frequent or lengthier inspections, leading to delays in deliveries or impoundment of goods for extended periods;
•Decreased scrutiny by customs officials for counterfeit goods, leading to more counterfeit goods and reduced sales of our products, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;

13 Kontoor Brands, Inc. 2020 Form 10-K

•Disruptions at suppliers and manufacturing or distribution facilities caused by natural and man-made disasters;
•Disease epidemics and health-related concerns, including as a result of the COVID-19 pandemic, have resulted and could in the future result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of our goods produced in infected areas;
•Imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations could limit our ability to produce products in cost-effective countries that have the required labor and expertise;
•Imposition of duties, taxes and other charges on imports; and
•Imposition or the repeal of laws that affect intellectual property rights.
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
Fluctuations in the price, availability and quality of fabrics such as denim, including cottons, blends, synthetics, and wools, or other raw materials used by us in our manufactured products, or of purchased finished goods, could have a material adverse effect on our cost of goods sold or our ability to meet our customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, the effects of the COVID-19 pandemic, crop yields, energy prices, weather patterns, freight rates and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. Inflation can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, we may not be able to offset cost increases with other cost reductions or efficiencies or to pass higher costs on to our customers. This could have a material adverse effect on our results of operations, liquidity and financial condition.
We rely on a limited number of North American mills for raw material sourcing, and we may not be able to obtain raw materials on a timely basis or in sufficient quantity or quality.
We rely on a limited number of third-party suppliers for raw materials in North America. Such products may be available, in the short-term, from only one or a very limited number of sources. In 2020, approximately 63% of our raw materials were provided by our top three suppliers in North America. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for raw materials, production and quota capacity. We may experience a significant disruption in the supply of raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer due to consolidation, closure or otherwise, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have a material adverse effect on our ability to meet customer demand for our products and could result in lower net revenue and income from operations both in the short and long term.
If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.
We rely on owned or independently operated distribution facilities to warehouse and ship product to our customers. Our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or
14 Kontoor Brands, Inc 2020 Form 10-K

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
Our business is typically affected by seasonal trends, with a higher proportion of net revenues and operating cash flows generated during the second half of the fiscal year, which typically includes the back-to-school and holiday selling seasons. Poor sales in the second half of the fiscal year would have a material adverse effect on our full year operating results and cause higher inventories. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales.
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
We are in the process of implementing an Enterprise Resource Planning ("ERP") software system and challenges with the implementation of the system may impact our business and operations.
We are in the process of implementing a company-wide ERP software program and the related infrastructure to support future growth and to integrate our processes. Our ERP software program has involved, and will continue to involve, substantial expenditures on system hardware and software, as well as design, development and implementation activities. The implementation of the ERP software program may prove to be more difficult, costly, or time consuming than expected, and it is possible that the system will not yield the benefits anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new ERP software program could materially impact our operations and adversely affect our ability to process orders, manage our inventory, ship products, provide customer support, fulfill contractual obligations or otherwise operate our business. Additionally, future cost estimates related to our new ERP software system are based on assumptions which are subject to wide variability.
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
In the normal course of business, we often collect, retain and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, identity theft and user privacy. Data security attacks are increasingly sophisticated, and if unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, publish, delete or modify our private and sensitive information, including credit card information and personal information. Despite the security measures we currently have in place and our commitment to risk management practices, our facilities and systems and those of our third-party service providers may be vulnerable to, and unable to anticipate or detect, data security breaches and data loss. In addition, employees or third-party service providers may intentionally or inadvertently cause data

15 Kontoor Brands, Inc. 2020 Form 10-K

security breaches, through failing to follow polices, trainings, or otherwise, that result in the unauthorized release of personal or confidential information. We take, and require our third-party service providers that store, process or transmit personal or sensitive information on our behalf to take, reasonable measures to protect data and comply with applicable laws related to information security and privacy. But we cannot control the efforts of third-party service providers and cannot guarantee the compliance of their systems and processes. We and our customers could suffer harm if valuable business data or employee, customer and other proprietary information were corrupted, lost or accessed or misappropriated by third parties due to a security failure in our systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with current and new state, federal, and international laws regarding the protection and unauthorized disclosure of personal and other sensitive information such as the General Data Protection Regulation in the European Union, the United Kingdom General Data Protection Regulation, and state laws in the U.S. related to information security and privacy such as the California Consumer Privacy Act. As the regulatory environment relating to information security and privacy becomes increasingly more demanding with many new requirements surrounding the handling, protection and use of personal and other sensitive information, the increased complexity in these types of laws and inherent conflicts between jurisdictions may result in our inability or failure to comply with applicable requirements, despite our focus and efforts. Any failure to comply with the laws and regulations surrounding the protection of personal information could subject us to legal and reputational risks, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.
Our business is exposed to the risks of foreign currency exchange rate fluctuations. Our hedging strategies may not be effective in mitigating those risks.
Approximately 22% of our total net revenues in 2020 are derived from markets outside the U.S. Our international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which our international businesses purchase products, incur costs or sell products. In addition, for our U.S.-based businesses, the majority of products are sourced from independent contractors or our manufacturing facilities located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of our licensing net revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
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
16 Kontoor Brands, Inc 2020 Form 10-K

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
Changes in policies governing foreign trade and manufacturing in the countries where we currently sell our products or conduct our business could adversely affect our business. The U.S. government has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our operations in order to adapt to or comply with any such changes.
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
As a global business, we are subject to taxation in the U.S. and numerous foreign jurisdictions. Many jurisdictions in which we operate are discussing potential changes to their respective taxation regimes or adopting additional regulations. Specifically, countries in the European Union and around the globe have adopted and/or proposed changes to current tax laws. Organizations such as the Organisation for Economic Co-operation and Development have published action plans that, if adopted, could increase our tax obligations in countries where we conduct business. Due to the large scale of our global business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
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

17 Kontoor Brands, Inc. 2020 Form 10-K

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
In accordance with Section 404 of the Sarbanes-Oxley Act, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in our annual reports, and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls annually. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources. We may experience higher than anticipated operating expenses during the implementation of these changes and thereafter. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC, the NYSE or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position and results of operations could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our combined financial statements, a decline in our stock price, suspension or delisting of our common stock from the NYSE, and could have a material adverse effect on our business, financial condition, prospects and results of operations.
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
18 Kontoor Brands, Inc 2020 Form 10-K

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
During 2020, we generated $18.7 million in net revenues from licensing royalties. Although we generally have significant control over our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect our net revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:
•Obtain capital;
•Manage labor relations;
•Maintain relationships with its suppliers;
•Manage credit risk effectively;
•Maintain relationships with its customers; and
•Adhere to our Global Compliance Principles.
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
RISKS RELATING TO INDEBTEDNESS AND FINANCING
Our ability to obtain short-term or long-term financing on favorable terms, if needed, could be adversely affected by geopolitical risk and volatility in the capital markets.
Any disruption in the capital markets, including as a result of the COVID-19 pandemic, could limit the availability of funds or the ability or willingness of financial institutions or investors to extend capital in the future. This could adversely affect our liquidity and funding resources or significantly increase our cost of capital. An inability to access capital and credit markets may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
On May 17, 2019, the Company entered into a $1.55 billion senior secured credit facility under which we incurred $1.05 billion of indebtedness under a newly structured third-party debt issuance, the proceeds of which were used primarily to finance a cash transfer to VF in connection with the Separation. At inception, this facility consisted of a five-year $750.0 million term loan A facility (“Term Loan A”), a seven-year $300.0 million term loan B facility (“Term Loan B”) and a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto. The Credit Facilities contain certain affirmative and negative covenants customary for financings of this type, including maintenance of ratios for consolidated earnings before interest, taxes, depreciation and amortization to both consolidated debt and interest and covenants that restrict or limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness, incur certain liens, pay dividends, make certain investments, sell certain assets and enter into certain strategic transactions, including mergers and acquisitions. In addition, beginning with the fiscal year ended 2020, the Company is subject to make additional mandatory repayments on Term Loan B if excess cash flow exceeds a specified threshold, as defined in the Credit Agreement. These covenants and restrictions could affect our ability to operate our business, and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. If the Company fails to comply with any covenants, the lenders may terminate their obligation to make advances and declare any outstanding obligations to be immediately due and payable. This debt obligation could restrict our future business strategies and could adversely impact our future results of operations, financial condition or cash flows. Additionally, the Separation increased our overall interest expense and decreased the overall debt capacity and commercial credit available to the Company.

19 Kontoor Brands, Inc. 2020 Form 10-K

On May 5, 2020, given the uncertainties of COVID-19 and the associated impact on future results of operations, the Company entered into an amendment to the Credit Agreement (the “Amendment”) to address potential financial covenant compliance issues during future reporting periods. The Amendment established a temporary relief period for the Company (the "Relief Period") for certain provisions regarding financial covenants. The Company provided written notification to the administrative agent that it had terminated the temporary Relief Period effective February 26, 2021.
This level of debt could have significant consequences on our future operations, including:
•Making it more difficult for us to meet our payment and other obligations under our outstanding debt;
•Resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable;
•Reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•Limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•Placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations. We may also incur substantial additional indebtedness in the future.
RISKS RELATING TO OUR COMMON STOCK.
The price of our Common Stock has fluctuated significantly and may continue to fluctuate significantly.
The market price of our Common Stock has fluctuated, and may continue to fluctuate, significantly due to a number of factors, many of which are beyond our control, including:
•Fluctuations in our quarterly or annual earnings results or those of other companies in our industry;
•Failures of our operating results to meet the estimates of securities analysts or the expectations of our shareholders, or changes by securities analysts in their estimates of our future earnings;
•Significant changes announced by our customers, suppliers or competitors;
•Changes in market valuations or earnings of other companies in our industry;
•Changes in laws or regulations which adversely affect our industry or us;
•General economic, industry and stock market conditions, including as a result of the COVID-19 pandemic;
•Future significant sales of our common stock by our shareholders or the perception in the market of such sales;
•Future issuances of our common stock by us; and
•The other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
The trading market for our common stock may also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
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
20 Kontoor Brands, Inc 2020 Form 10-K

•Providing for a classified Board of Directors until our annual meeting of shareholders held in 2023;
•Providing that our directors may be removed by our shareholders only for cause while our Board is classified;
•Providing that the removal of our directors with or without cause after our Board is de-classified must be approved by the holders of at least 80% of the voting power of Kontoor Brands;
•Providing the right to our Board of Directors to issue one or more classes or series of preferred stock without shareholder approval;
•Authorizing a large number of shares of stock that are not yet issued, which would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us;
•Prohibiting shareholders from calling special meetings of shareholders or taking action by written consent;
•Establishing advance notice and other requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted on by shareholders at our annual shareholder meetings; and
•Requiring the affirmative vote of the holders of at least 80% of the voting power of Kontoor Brands to approve certain business combinations.
We believe these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in our and our shareholders’ best interests.
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

21 Kontoor Brands, Inc. 2020 Form 10-K

We cannot assure shareholders that our Board of Directors will declare dividends in the foreseeable future.
While we currently return capital to shareholders through quarterly cash dividends, our Board of Directors may not declare dividends in the future or may decrease the amount of a dividend as compared to a prior period. Under the terms of the amendment to our Credit Facilities, dividend payments were suspended for the second and third quarters of 2020, with the opportunity to be re-evaluated after the third quarter based on achievement of certain levels of covenant compliance, which were attained based on third quarter results. However, the declaration and amount of any future dividends will be determined and subject to authorization by our Board of Directors and will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy and the terms of our outstanding indebtedness, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant. We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, including as a result of the risks described herein.
RISKS RELATING TO THE SEPARATION.
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
Our historical combined financial information for the periods prior to the Separation is not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
Our historical combined financial information for the periods prior to the Separation included in this Annual Report on Form 10-K was derived from VF’s consolidated financial statements and accounting records and are not necessarily indicative of our future results of operations, financial condition or cash flows, nor do they reflect what our results of operations, financial condition or cash flows would have been as an independent public company during the periods presented. Such historical combined financial information included in this Annual Report on Form 10-K is not necessarily indicative of our future results of operations, financial condition or cash flows.
VF continues to perform functions for us on a transitional basis, and we may incur significant costs to perform these functions ourselves following the transition period.
VF historically performed many important corporate functions for us, including internal audit, finance, accounting, tax, human resources, procurement, information technology, information security, supply chain, logistics, distribution, litigation management, real estate, environmental and public affairs. Following the Separation, VF has continued to provide some of these services to us on a transitional basis, following the transfer of VF's assets and liabilities related to Kontoor Brands or its subsidiaries (the "Restructuring") and VF’s distribution to its shareholders of all the shares of Kontoor Brands’ common stock (the "Distribution") pursuant to a Transition Services Agreement that we entered into with VF. We have a two-year Transition Services Agreement and have extended it by up to three months for certain services. VF may not successfully execute all of these functions during the transition period or we may have to expend significant efforts or costs materially in excess of those estimated under the Transition Services Agreement. Any interruption in these services could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Pursuant to the Separation and Distribution Agreement and other agreements with VF, VF has agreed to indemnify us for certain liabilities, and we have agreed to indemnify VF for certain liabilities. Payments that we may be required to provide under indemnities to VF are not subject to any cap, may be significant and could negatively affect our business, particularly under indemnities relating to our actions that could affect the tax-free nature of the Separation. Third parties could also seek to hold us responsible for the liabilities that VF has agreed to retain, and under certain circumstances, we may be subject to continuing contingent liabilities of VF that arise relating to our operations during the time that we were a business segment of VF, such as certain tax liabilities which relate to periods during which our taxes were reported as a part of VF; liabilities retained by VF which relate to contracts or other obligations entered
22 Kontoor Brands, Inc 2020 Form 10-K

into jointly by our and VF’s retained business; pension and other post-employment liabilities, including unfunded liabilities, that apply to VF, including Kontoor; environmental liabilities related to sites at which both VF and Kontoor operated; and liabilities arising from third-party claims in respect of contracts in which both VF and Kontoor supplied goods or provided services.
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
Because of their current or former positions with VF, some of our directors and executive officers own shares of VF common stock and / or have options to acquire shares of VF common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. This ownership may create actual or, the appearance of conflicts of interest when these directors and officers are faced with decisions that could have different implications for VF or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between VF and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies.
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
The Tax Matters Agreement generally prohibits us from taking certain actions that could cause the Distribution and certain related transactions to fail to qualify as tax-free transactions, including:
•During the two-year period following the date of the Distribution (or otherwise pursuant to a “plan” within the meaning of Section 355(e) of the Code), we may not cause or permit certain business combinations or transactions to occur;
•During the two-year period following the date of the Distribution, we may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the Code);
•During the two-year period following the date of the Distribution, we may not sell or otherwise issue our common stock, other than pursuant to issuances that satisfy certain regulatory safe harbors set forth in Treasury regulations related to stock issued to employees and retirement plans;

23 Kontoor Brands, Inc. 2020 Form 10-K

•During the two-year period following the date of the Distribution, we may not redeem or otherwise acquire any of our common stock, other than pursuant to open-market repurchases of less than 20% of our common stock (in the aggregate);
•During the two-year period following the date of the Distribution, we may not amend our articles of incorporation (or other organizational documents) or take any other action, whether through a shareholder vote or otherwise, affecting the voting rights of our common stock; and
•More generally, we may not take any action that could reasonably be expected to cause the Separation and certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes or for non-U.S. tax purposes.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
24 Kontoor Brands, Inc 2020 Form 10-K

ITEM 2. PROPERTIES.
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate ten manufacturing-related facilities and seven distribution centers around the world. Our global headquarters are located in Greensboro, North Carolina, and house our various sales, marketing and corporate business functions.
The following table presents our principal properties as of January 2, 2021:

Location	Approximate Square Feet	Use	Owned or Leased
Greensboro, North Carolina	140,000	Global Headquarters	Owned
Hong Kong, China	44,000	Office/Sourcing Hub	Leased
Panama City, Panama	5,000	Sourcing Hub	Leased
Greensboro, North Carolina	47,000	Office	Leased
Antwerp, Belgium	38,000	Office	Leased
Shanghai, China	13,000	Office	Leased
Mexico City, Mexico	13,000	Office	Leased
Mocksville, North Carolina	503,000	Distribution Center	Owned
Hackleburg, Alabama	443,000	Distribution Center	Owned
Seminole, Oklahoma	394,000	Distribution Center	Owned
El Paso, Texas	385,000	Distribution Center	Leased
Luray, Virginia	435,000	Distribution Center	Owned
Mexico City, Mexico	162,000	Distribution Center	Leased
Bangalore, India	116,000	Distribution Center	Leased
Acanceh, Mexico	306,000	Manufacturing Facility	Owned
Torreon, Mexico	304,000	Manufacturing Facility	Owned
Izamal, Mexico	93,000	Manufacturing Facility	Owned
Tekax, Mexico	92,000	Manufacturing Facility	Owned
LaRosita, Mexico	90,000	Manufacturing Facility	Owned
San Pedro, Mexico	88,000	Manufacturing Facility	Owned
San Antonio del Coyote, Mexico	88,000	Manufacturing Facility	Owned
Managua, Nicaragua	126,000	Manufacturing Facility	Leased
San Marcos, Nicaragua	115,000	Manufacturing Facility	Leased
Masatepe City, Nicaragua	108,000	Manufacturing Facility	Leased
As of January 2, 2021, we operated 86 retail stores across the Americas, EMEA and APAC regions. Retail stores are typically leased under operating leases and include renewal options.
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

25 Kontoor Brands, Inc. 2020 Form 10-K

PART II

ITEM 5. MARKET FOR KONTOOR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock
Kontoor’s Common Stock is listed on the NYSE under the symbol “KTB”. Kontoor began to trade as a standalone public company on May 23, 2019. As of February 26, 2021, there were 2,782 holders of record of our Common Stock.
Stock Performance Graph
The following graph compares the cumulative total shareholder return of Kontoor's Common Stock with that of the S&P 500 Index and the S&P 1500 Apparel Retail Index for the period from May 7, 2019 (the effective date of the registration of KTB Common Stock) to January 2, 2021. The graph assumes that $100.00 was invested on May 9, 2019 (first day of trading activity) in KTB stock or April 30, 2019 in index, and all dividends and other distributions were reinvested. Past performance is not necessarily indicative of future performance.

Comparison of 20 Month Cumulative Total Return of KTB Common Stock
S&P 500 Index and S&P 1500 Apparel Retail Index
$140
$130
$120
$110
$100
Dollars
5/9/2019
12/28/2019
1/2/2021
Kontoor Brands, Inc.
S&P 500 Index
S&P 1500 Apparel Retail Index

Issuer Purchases of Equity Securities
There were no purchases of our own equity securities in the fourth quarter of 2020, except for approximately 102,300 shares withheld to settle employee tax withholding related to vesting of awards.
26 Kontoor Brands, Inc 2020 Form 10-K

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
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). We completed a spin-off transaction from VF Corporation ("VF" or "former parent") on May 22, 2019 (the "Separation") and began to trade as a standalone public company (NYSE: KTB) on May 23, 2019.
The Company designs, manufactures, procures, markets and distributes apparel primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in Europe and Asia, through department, specialty, company-operated, concession retail and independently operated partnership stores and online.
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2020, December 2019 and December 2018 correspond to the 53-week fiscal year ended January 2, 2021 and the 52-week fiscal years ended December 28, 2019 and December 29, 2018, respectively.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to affect all parts of the world. The pandemic has resulted in a global economic slowdown which had a meaningful negative impact on our financial condition, cash flows and results of operations during 2020. Governments have taken various actions to slow and otherwise control the spread of COVID-19, including the issuance of stay-at-home orders and social distancing guidelines. Increased unemployment and economic uncertainty, along with temporary retail store closures and evolving government-imposed restrictions, have resulted in reduced retail store traffic and consumer spending, which has negatively impacted both our wholesale and direct-to-consumer channels.
Our top priority remains the health and safety of our employees and consumers. Actions taken to date include enacting global travel restrictions for all employees, enabling remote-work flexibility, implementing enhanced cleaning and sanitation protocols in all facilities, and closing of facilities, as appropriate. The Company’s offices have reopened where permitted by local restrictions and deemed appropriate by management, but many associates continue to work remotely. We continue to implement and monitor safety protocols and health and wellness precautions as we reopen and operate our facilities.
There have been limited disruptions in operations at various times during the year due to volume adjustments, social distancing requirements, and government mandated closures and stay-at-home orders, but the Company’s manufacturing plants and distribution centers around the world are operating and fulfilling wholesale and direct-to-consumer orders. In addition, a significant portion of the Company’s sourced finished products originate from various countries that have been impacted by the pandemic, and we continue to diligently monitor developments and work with these long-standing partners to prioritize production to best align with demand. Although we have not experienced significant service disruptions to customers, we have experienced some delays in product availability and continue to work to minimize any impact to our customers.
The Company took timely actions to strengthen our financial flexibility and preserve adequate liquidity during this uncertain economic situation. These actions included draws on the Revolving Credit Facility and an amendment to the Credit Agreement providing a temporary Relief Period (as discussed in Note 10 to the Company's financial statements), temporary suspension of the payment of a dividend, targeted reductions in operating expenses and capital expenditures, temporary reduction of certain fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, and focused management of working capital, including reduction in finished goods received from owned manufacturing and sourced vendors. While we continue to navigate the uncertain COVID-19 environment, due to our improving financial performance and cash flows, we have been able to reverse certain of these actions, such as reinstating our quarterly dividend beginning in the fourth quarter of 2020, paydown of amounts outstanding under our Revolving Credit Facility and the early termination of the temporary Relief Period in the amendment to the Credit Agreement.
Net revenues and profits across all our segments and geographies decreased significantly due to the impact of COVID-19, beginning late January 2020 in China and mid-March 2020 in the U.S. and Europe, as customer retail and owned door closures and governmental stay-at-home orders increased. These negative impacts on operating results continued into the second and third quarters of 2020. We began to see gradual improvement during the third quarter of 2020, reflecting positive trends in our digital wholesale business and owned e-commerce sites as consumer spending continued to shift towards digital shopping experiences due to the impact of COVID-19. We also saw positive trends in demand resulting from fewer customer store closures and increased retail

27 Kontoor Brands, Inc. 2020 Form 10-K

store traffic in the second half of the year. The ultimate health and economic impact of the pandemic remains fluid. The recent resurgence of COVID-19 cases in various parts of the world, including the United Kingdom and other countries in Europe, has caused the re-implementation of government restrictions, including the temporary closure of businesses deemed "non-essential," to prevent further spread of the virus. The widespread distribution and use of safe and effective vaccines may result in varied duration and severity of the COVID-19 impact. The Company anticipates, and continues to take necessary, proactive steps to accommodate, a prolonged COVID-19 operating environment.
Basis of Presentation
The Company’s financial statements from May 23, 2019 were consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. The Company's financial statements through the Separation date of May 22, 2019 were combined financial statements prepared on a "carve-out" basis of accounting, which reflected the business as historically managed within VF. The balance sheet and cash flows included only those assets and liabilities directly related to the Jeanswear and VF OutletTM businesses, and the statements of operations included the historically reported results of those businesses along with allocations of a portion of VF’s total corporate expenses. Refer to Note 1 to the Company's financial statements for additional information on the carve-out basis of accounting.
The basis of accounting differences before and after the Separation from VF results in a lack of comparability between periods in the statements of operations, primarily in selling, general and administrative expenses. Effective with the Separation, the Company also implemented business model changes, which included the exit of unprofitable markets in Europe and South America, the transition of our former Central and South America ("CASA") region to a licensed model and the discontinuation of certain transactions with VF. Accordingly, certain revenues and costs presented in the carve-out statement of operations did not continue after the Separation.
References to fiscal 2020 and 2019 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from fiscal 2019 and 2018, respectively, and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in the Mexican peso and euro-based countries. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Business Overview
Since we became a standalone public company as of May 22, 2019, we have worked to stabilize, position and streamline our presence around the world, and our active, strategic brand management has positioned us favorably for long-term success. As part of a centralized approach to our global business, our management team is providing global oversight for their respective business functions, including supply chain, digital, direct-to-consumer and strategy, while seeking to ensure that we maintain our worldwide presence and regional approach.
We have undergone transformational change to improve operational performance, address internal and external factors and set the stage for long-term profitable growth. We have launched significant initiatives to refine a global go-to-market approach that will sustain our long-term commitment to total shareholder return, some of which were accelerated due to the COVID-19 environment. These global initiatives related to business model changes, restructuring programs and costs incurred to effect the Separation and establish ourselves as a standalone public company ("Separation costs"), which have and will continue to result in improved profitability. During 2019, these initiatives included the exit of unprofitable markets in Europe and South America, the exit of unprofitable points of distribution in India and the transition of our former CASA region to a licensed model. We also took actions to right-size supply chain operations including the closure of three owned manufacturing facilities in Mexico, streamline our global organizational structure including a redesign of our commercial organization in the U.S. and Asia, and relocate the Lee® brand’s North American headquarters to Greensboro, North Carolina.
During 2020, we have continued to implement proactive strategic programs to improve quality-of-sales, which have included transitioning our India business to a licensed model and performing a strategic review of the VF Outlet™ store fleet. Based on our assessment of store productivity, we chose to exit certain VF Outlet™ stores by not extending leases as they expired for the majority of closures in 2020 and by closing a select number of additional stores. We also decided to convert all remaining locations to Lee Wrangler outlets and clearance centers and to discontinue the sale of third-party branded merchandise. Our remaining stores will only carry Wrangler® and Lee® branded products.
The Company is focused on growing our three strategic channels, with higher rates of growth anticipated in our Non-U.S. Wholesale channel as we pursue a broader set of products, channels and geographic opportunities for the Wrangler® and Lee® brands, and in the digital platforms of our U.S. Wholesale and Branded Direct-to-Consumer channels. Additionally, we have made significant investments to support the design and implementation of a global enterprise resource planning ("ERP") implementation and information technology infrastructure build-out that will continue into 2021.
Focusing on our near- to medium-term business strategy, we are focused on optimizing our business and accelerating our performance in fundamental areas, including margin expansion and cash flow generation. Longer term, we are focused on accelerating revenue generation and additional strategic actions to fuel and sustain long-term performance and our competitive advantage around the world. We anticipate opportunities to further enhance our value-creation ability through investment in our core
28 Kontoor Brands, Inc 2020 Form 10-K

business. Our primary areas of financial focus during 2021 will be to (i) continue aggressive pay-down of debt; (ii) provide for a superior dividend payout; and (iii) implement technology solutions to enable global efficiency, including the Company's global ERP implementation and information technology infrastructure build-out.

HIGHLIGHTS OF THE YEAR ENDED DECEMBER 2020
•Net revenues decreased 18% to $2,097.8 million compared to the year ended December 2019, driven by decreases in all channels as discussed below. Net revenues in 2020 included an approximate 1% benefit due to sales attributable to the 53rd week.
•U.S. Wholesale revenues decreased 11% compared to the year ended December 2019, primarily due to the negative impact of COVID-19 and a major U.S. retailer bankruptcy in the second quarter of 2020. These declines were partially offset by growth in our U.S. digital wholesale business as well as new business growth. U.S. Wholesale revenues represented 68% of total revenues in the current year.
•Non-U.S. Wholesale revenues decreased 31% compared to the year ended December 2019, primarily due to the impact of COVID-19. The decrease was also impacted by planned proactive quality-of-sales programs. Non-U.S. wholesale revenues represented 17% of total revenues in the current year.
•Branded Direct-to-Consumer revenues decreased 10% on a global basis compared to the year ended December 2019, primarily driven by declines in our Company-operated retail stores due to temporary store closures and reduced retail store traffic resulting from COVID-19. These declines were partially offset by growth in the digital business through our owned e-commerce sites. Branded Direct-to-Consumer revenues included a 1% favorable impact from foreign currency and represented 12% of total revenues in the current year.
•Gross margin increased 180 basis points to 41.2% compared to the year ended December 2019, primarily due to lower restructuring and Separation costs as compared to the prior year and benefits from planned proactive quality-of-sales programs initiated in 2019. Increases were also driven by favorable channel mix and pricing. These improvements were partially offset by deleverage of fixed manufacturing costs resulting from reduced production and provisions for inventory losses resulting from COVID-19.
•Selling, general & administrative expenses as a percentage of revenues increased to 35.3% compared to 31.5% for the year ended December 2019, primarily due to increased costs related to the Company's global ERP implementation and information technology infrastructure build-out. The remaining increase as a percentage of net revenues was primarily driven by deleverage of fixed costs on lower revenues as well as higher bad debt expense. These increases were partially offset by lower other restructuring and Separation costs compared to the prior year and targeted reductions in operating expenses in response to COVID-19.
•Net income decreased 30% to $67.9 million compared to the year ended December 2019, primarily due to the business results discussed above. Additionally, during 2019, we recorded a $32.6 million ($25.2 million after-tax) non-cash impairment of the Rock & Republic® trademark intangible asset.

29 Kontoor Brands, Inc. 2020 Form 10-K

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated and Combined Statements of Operations
The following table presents a summary of the changes in net revenues for the years ended December 2020 and December 2019:

(In millions)	2020 Compared to 2019	2019 Compared to 2018
Net revenues — prior year	$2,548.8	$2,764.0
Operations	(452.4)	(178.6)
Impact of foreign currency	1.4	(36.6)
Net revenues — current year	$2,097.8	$2,548.8
2020 Compared to 2019
Net revenues decreased 18% due to declines in the Wrangler and Lee segments, as well as declines in the Other category. These declines were primarily due to the impact of COVID-19. The decrease was also impacted by planned proactive quality-of-sales programs initiated in 2019, the negative impact of a major U.S. retailer bankruptcy in the second quarter of 2020 and planned exits and reduced sales of certain lower margin lines of business. The planned proactive quality-of-sales programs initiated in 2019 included (i) the exit of unprofitable points of distribution in India and (ii) business model changes actioned by the Company which included the exit of unprofitable markets in Europe and South America, the transition of the CASA region to a licensed model and the discontinuation of certain transactions with VF. These declines were partially offset by growth in the U.S. digital wholesale business, new business and our owned e-commerce sites. Net revenues in 2020 included an approximate 1% benefit due to sales attributable to the 53rd week.
2019 Compared to 2018
Net revenues decreased 8% due to declines in the Wrangler and Lee segments, as well as declines in the Other category. These declines were primarily due to proactive quality-of-sales programs initiated in 2019, including business model changes and exits of select markets, programs and points of distribution, the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018, reduced sales of certain lower margin lines of business, the discontinuation of manufacturing for VF and a 1% unfavorable impact from foreign currency. The declines were partially offset by growth in our U.S. digital wholesale business and owned e-commerce sites.
Additional details on 2020, 2019 and 2018 revenues are provided in the section titled “information by business segment.”
The following table presents components of the Company's statements of operations as a percent of net revenues:

	2020	2019	2018
Net revenues	$2,097,839	$2,548,839	$2,763,998
Gross margin (net revenues less cost of goods sold)	$863,689	$1,004,374	$1,114,563
As a percentage of net revenues	41.2%	39.4%	40.3%
Selling, general and administrative expenses	$739,855	$803,448	$781,521
As a percentage of net revenues	35.3%	31.5%	28.3%
Non-cash impairment of intangible asset	$—	$32,636	$—
As a percentage of net revenues	—%	1.3%	—%
Operating income	$123,834	$168,290	$333,042
As a percentage of net revenues	5.9%	6.6%	12.0%
2020 Compared to 2019
Gross margin increased 180 basis points reflecting approximately 160 basis points of favorability attributable to lower restructuring and Separation costs as compared to the prior year as well as benefits from planned proactive quality-of-sales programs initiated in 2019. Favorable channel mix and pricing contributed to the remaining increase. These increases more than offset the unfavorable impact due to deleverage of fixed manufacturing costs resulting from reduced production and provisions for inventory losses resulting from COVID-19.
Selling, general and administrative expenses as a percentage of net revenues increased to 35.3% compared to 31.5% for the year ended December 2019, primarily driven a 300 basis point increase in costs related to the Company's global ERP implementation and information technology infrastructure build-out as compared to the prior year period. Increases were also due to deleverage of fixed costs on lower revenues, increased bad debt expense driven by the bankruptcy of a major U.S. retailer during the second
30 Kontoor Brands, Inc 2020 Form 10-K

quarter of 2020 and the impact of COVID-19. These increases were partially offset by lower other restructuring and Separation costs compared to the prior year and targeted reductions in operating expenses in response to COVID-19.
Non-cash impairment of intangible asset reflects a $32.6 million impairment of the Rock & Republic® trademark recorded during the third quarter of 2019. There were no trademark intangible asset impairments in 2020.
The effective income tax rate was 6.9% for the year ended December 2020 compared to 28.5% for the year ended December 2019. The 2020 effective income tax rate included a net discrete tax benefit of $12.3 million, comprised of $6.2 million of benefit recognized due to the enactment of Swiss tax reform in the canton of Ticino, $2.8 million of tax benefit related to adjustments to tax balances transferred from former parent at the Separation, $2.0 million of tax benefit related to stock compensation, $0.8 million of tax benefit primarily related to a decrease in unrecognized tax benefits and interest, and $0.5 million of net tax benefit related to the finalization of U.S. federal, state and foreign tax return filings. The $12.3 million of net discrete tax benefit in 2020 decreased the effective income tax rate by 16.8% compared to an increase of 2.8% for discrete items in 2019.
Without discrete items, the effective income tax rate for the year ended December 2020 decreased 2.0%, primarily due to changes in our jurisdictional mix of earnings. Our effective income tax rate for foreign operations was 12.5% and 20.1% for the years ended December 2020 and December 2019, respectively.
2019 Compared to 2018
Gross margin decreased 90 basis points. Business model changes, restructuring programs and Separation costs unfavorably impacted 2019 by approximately 140 basis points. This decrease was partially offset by the impact of favorable channel mix.
Selling, general and administrative expenses as a percentage of revenues increased 320 basis points. Business model changes, restructuring programs and Separation costs unfavorably impacted the prior year by approximately 300 basis points. The remaining increase as a percentage of net revenues was primarily driven by deleverage of fixed costs on lower revenues.
Non-cash impairment of intangible asset reflects a $32.6 million impairment of the Rock & Republic® trademark recorded during the third quarter of 2019. There were no intangible asset impairments in 2018.
The effective income tax rate was 28.5% for the year ended December 2019 compared to 22.6% for the year ended December 2018. The 2019 effective income tax rate included a net discrete tax expense of $3.8 million, comprised of $3.5 million of tax expense primarily related to an increase in unrecognized tax benefits and interest, $2.1 million of net tax expense related to recording valuation allowances on beginning balance deferred income tax assets at the date of Separation and the impact of a corresponding change in assertion on unremitted earnings, $1.9 million of tax expense related to adjustments to tax balances transferred from former parent at the Separation and $3.7 million of tax benefit related to stock compensation. The $3.8 million of net discrete tax expense in 2019 increased the effective income tax rate by 2.8% compared to an increase of 1.4% for discrete items in 2018.
Without discrete items, the effective income tax rate for the year ended December 2019 increased 4.5%, primarily due to losses incurred in certain foreign jurisdictions and the tax impacts of global intangible low-tax income ("GILTI"), partially offset by favorable changes in our jurisdictional mix of earnings. Our effective income tax rate for foreign operations was 20.1% and 17.2% for the years ended December 2019 and December 2018, respectively.

31 Kontoor Brands, Inc. 2020 Form 10-K

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
The following tables present a summary of the changes in segment revenues and segment profit for the years ended December 2020 and December 2019:
Segment Revenues

(In millions)	Wrangler	Lee	Total
Segment revenues — 2018	$1,602.2	$960.2	$2,562.4
Operations	(66.8)	(58.6)	(125.4)
Impact of foreign currency	(17.3)	(19.3)	(36.6)
Segment revenues — 2019	$1,518.1	$882.3	$2,400.4
Operations	(169.4)	(195.4)	(364.8)
Impact of foreign currency	0.7	0.7	1.4
Segment revenues — 2020	$1,349.4	$687.6	$2,037.0
Segment Profit

(In millions)	Wrangler	Lee	Total
Segment profit — 2018	$266.0	$92.7	$358.7
Operations	(63.3)	(22.9)	(86.2)
Impact of foreign currency	12.3	(1.6)	10.7
Segment profit — 2019	$215.0	$68.2	$283.2
Operations	29.3	(31.5)	(2.2)
Impact of foreign currency	0.6	1.2	1.8
Segment profit — 2020	$244.9	$37.9	$282.8
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Year Ended December			Percent Change

(Dollars in millions)	2020	2019	2018	2020	2019
Segment revenues	$1,349.4	$1,518.1	$1,602.2	(11.1)%	(5.2)%
Segment profit	$244.9	$215.0	$266.0	13.9%	(19.2)%
Operating margin	18.1%	14.2%	16.6%
2020 Compared to 2019
Global revenues for the Wrangler® brand decreased 11%, driven by declines in all channels.
•Revenues in the Americas region decreased 8%, primarily due to an 8% decrease in U.S. wholesale revenues as well as declines in the Company's brick and mortar retail stores due to temporary store closures and reduced retail store traffic resulting from COVID-19. The declines were partially offset by growth in the U.S. digital wholesale business and our owned e-commerce sites. Additionally, non-U.S. Americas wholesale revenues decreased 24%, primarily due to the impact of COVID-19, as well as lower revenues resulting from business model changes initiated in 2019 within the CASA region and a 2% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 68%, The decrease was primarily in India, driven by the impact of COVID-19 as well as the exit of unprofitable points of distribution initiated in 2019.
32 Kontoor Brands, Inc 2020 Form 10-K

•Revenues in the EMEA region decreased 25%, primarily due to the impact of COVID.
Operating margin increased to 18.1% compared to 14.2% for 2019, primarily due to lower restructuring and Separation costs, targeted reductions in operating expenses in response to COVID-19, favorable channel mix and benefits from product cost. The increase was also impacted by benefits from planned proactive quality-of-sales programs initiated in 2019. Partially offsetting these improvements was the impact of COVID-19, which included deleverage of fixed manufacturing costs resulting from reduced production, deleverage of other non-manufacturing fixed costs on lower revenues and increased bad debt expense. During 2020, operating margin was negatively impacted by 60 basis points due to restructuring and Separation costs. During 2019, operating margin was negatively impacted by 340 basis points due to restructuring, Separation costs and business model changes.
2019 Compared to 2018
Global revenues for the Wrangler® brand decreased 5%, driven by declines in all channels.
•Revenues in the Americas region decreased 4%, primarily due to a 2% decrease in U.S. wholesale revenues resulting from reduced sales of certain lower margin lines of business and the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018. Non-U.S. Americas wholesale revenues decreased 32%, primarily due to business model changes initiated in 2019 within the CASA region and a 5% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 29%, primarily due to results in India which reflected the economic impact of demonetization and our exit of certain unprofitable points of distribution initiated in 2019, as well as a 3% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 13%, primarily due to business model changes initiated in 2019 and a 5% unfavorable impact from foreign currency.
Operating margin decreased to 14.2% compared to 16.6% for 2018, primarily due to higher product costs, unfavorable mix driven by lower international sales, higher restructuring and Separation costs as well as business model changes initiated in 2019.
Lee

	Year Ended December			Percent Change

(Dollars in millions)	2020	2019	2018	2020	2019
Segment revenues	$687.6	$882.3	$960.2	(22.1)%	(8.1)%
Segment profit	$37.9	$68.2	$92.7	(44.4)%	(26.4)%
Operating margin	5.5%	7.7%	9.7%
2020 Compared to 2019
Global revenues for the Lee® brand decreased 22%, driven by declines in all channels.
•Revenues in the Americas region decreased 20%, primarily due to a 19% decrease in U.S. wholesale revenues as well as declines in our Company-operated retail stores due to temporary store closures and reduced retail store traffic resulting from COVID-19. The negative impact of a major U.S. retailer bankruptcy in the second quarter of 2020 also contributed to the decrease in U.S. wholesale revenues. These declines were partially offset by growth in new business and U.S. digital wholesale. Non-U.S. Americas revenues decreased 33%, primarily due to the impact of COVID-19 and a 5% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 25%, primarily due to the impact of COVID-19. The decrease was also impacted by our exit of unprofitable points of distribution initiated in 2019 in India. The 35% decline in our wholesale business was partially offset by growth in our owned e-commerce sites.
•Revenues in the EMEA region decreased 27%, primarily due to the impact of COVID-19.
Operating margin decreased to 5.5% compared to 7.7% for 2019, primarily due to the impact of COVID-19, which included deleverage of fixed manufacturing costs resulting from reduced production, deleverage of other non-manufacturing fixed costs on lower revenues and increased bad debt expense associated with the bankruptcy of a major U.S. retailer in the second quarter of 2020. These declines were partially offset by benefits from targeted reductions in operating expenses in response to COVID-19, favorable channel mix, lower restructuring and Separation costs and benefits from product cost. During 2020, operating margin was negatively impacted by 150 basis points due to restructuring and Separation costs. During 2019, operating margin was negatively impacted by 250 basis points due to restructuring, Separation costs and business model changes.

33 Kontoor Brands, Inc. 2020 Form 10-K

2019 Compared to 2018
Global revenues for the Lee® brand decreased 8%, driven by declines in all channels.
•Revenues in the Americas region decreased 6%, primarily due to a 7% decrease in U.S. wholesale revenues resulting from the negative impact of a major U.S. retailer bankruptcy in the fourth quarter of 2018 and reduced sales in certain lower margin lines of business. Non-U.S. Americas revenues decreased 13%, primarily due to business model changes initiated in 2019 within the CASA region and a 2% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 7%, primarily due to a 4% unfavorable impact from foreign currency and results in India which reflected the economic impact of demonetization and our exit of certain unprofitable points of distribution in 2019.
•Revenues in the EMEA region decreased 16%, primarily due to business model changes initiated in 2019, softer European demand and a 5% unfavorable impact from foreign currency.
Operating margin decreased to 7.7% compared to 9.7% for 2018, primarily due to higher product costs, unfavorable mix driven by lower international sales, higher restructuring and Separation costs as well as business model changes initiated in 2019.
Other
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other includes sales of third-party branded merchandise at VF Outlet™ stores, sales and licensing of Rock & Republic® branded apparel, and sales of products manufactured for third-parties. During 2020, the Company decided to discontinue the sale of third-party branded merchandise in all VF Outlet™ stores in conjunction with our decision to exit certain of those stores. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments discussed above. Prior to 2020, the Other category also included transactions with VF for pre-Separation activities, none of which continued in 2020. These transactions included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.

	Year Ended December			Percent Change

(Dollars in millions)	2020	2019	2018	2020	2019
Revenues	$60.8	$148.5	$201.6	(59.0)%	(26.3)%
(Loss) profit	$(18.4)	$2.8	$—	*	*
Operating margin	(30.3)%	1.9%	—%
*Calculation not meaningful.
2020 Compared to 2019
Other revenues decreased 59% as sales of third-party branded merchandise at VF Outlet™ stores declined 51%, primarily due to temporary retail store closures, reduced retail store traffic attributable to COVID-19 as well as the Company's decision to exit certain VF Outlet™ stores and discontinue the sale of third-party branded merchandise in all stores. In addition, transactions with VF for pre-Separation activities did not continue in 2020.
(Loss) profit related to other revenues decreased $18.4 million, primarily due to restructuring charges related to the Company's decision to exit certain VF Outlet™ stores as well as deleverage of fixed costs on lower revenues resulting from temporary retail store closure and reduced retail store traffic attributable to COVID-19.
2019 Compared to 2018
Other revenues decreased 26% as transactions with VF for pre-Separation activities decreased to $22.6 million compared to $51.0 million during 2018. In addition, VF Outlet™ store revenues decreased 12% compared to 2018 as a result of a decrease in comparable store sales and total square footage.
34 Kontoor Brands, Inc 2020 Form 10-K

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

	Year Ended December			Percent Change

(Dollars in millions)	2020	2019	2018	2020	2019
Total reportable segment profit	$282.8	$283.2	$358.7	(0.1)%	(21.0)%
Non-cash impairment of intangible asset (1)	—	(32.6)	—	*	*
Corporate and other expenses	(143.1)	(90.1)	(30.9)	58.8%	191.6%
Interest income from former parent, net	—	3.8	7.7	(100.0)%	(50.6)%
Interest expense	(50.0)	(35.8)	(1.2)	39.7%	*
Interest income	1.6	3.9	5.7	(59.0)%	(31.6)%
(Loss) profit related to other revenues	(18.4)	2.8	—	*	*
Income before income taxes	$72.9	$135.2	$340.1	(46.1)%	(60.2)%
(1) Represents an impairment charge recorded during the third quarter of 2019 related to the Rock & Republic® trademark. See Note 7 to the Company's financial statements.
* Calculation not meaningful.
2020 Compared to 2019
Non-cash impairment of intangible asset represents a $32.6 million impairment of the Rock & Republic® trademark intangible asset recorded during the third quarter of 2019.
Corporate and other expenses increased $53.0 million, primarily due to an increase in general corporate costs required to operate as a standalone public company, including expenses related to the Company's global ERP implementation and information technology infrastructure build-out, partially offset by targeted reductions in operating expenses in response to the impact of COVID-19.
Interest income from former parent, net decreased $3.8 million as all notes to and from former parent were settled in connection with the Separation from VF.
Interest expense increased $14.2 million, primarily due to the timing of borrowings on term loans under our Credit Facilities established with the Separation in May 2019 as well as the timing of borrowings and repayments on our Revolving Credit Facilities. This increase was partially offset by favorable interest rates on Term Loan A and the Revolving Credit Facility as compared to the prior year.
2019 Compared to 2018
Non-cash impairment of intangible asset represents a $32.6 million non-cash impairment of the Rock & Republic® trademark intangible asset recorded during the third quarter of 2019.
Corporate and other expenses increased $59.2 million, due to Separation costs, an increase in general corporate costs required to operate as a standalone public company and expenses associated with the Company's global ERP implementation and information technology infrastructure build-out.
Interest income from former parent, net decreased $3.9 million as all notes to and from former parent were settled in connection with the Separation from VF.
Interest expense increased $34.6 million, primarily due to borrowings on our Credit Facilities established with the Separation.

35 Kontoor Brands, Inc. 2020 Form 10-K

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. Given the complexity, rapid evolution and continuation of the COVID-19 pandemic, we took timely actions to increase our financial flexibility and strengthen liquidity. Such actions included draws on the Revolving Credit Facility, an amendment to the Credit Agreement as discussed below, temporary suspension of the payment of a dividend, targeted reductions in operating expenses and capital expenditures, temporary reduction of certain fees for the Board of Directors, reduction of payroll costs through restructuring, furloughs and temporary salary reductions, and focused management of working capital, including reduction in finished goods received from owned manufacturing and sourced vendors.
On May 5, 2020, given the uncertainties of COVID-19 and the associated impact on future results of operations, the Company entered into an amendment to the Credit Agreement (the “Amendment”) to address potential financial covenant compliance issues during future reporting periods. The Amendment established a temporary relief period for the Company (the "Relief Period") for certain provisions regarding financial covenants including (i) increase of the maximum Total Leverage Ratio, (ii) addition of a minimum liquidity floor of $200.0 million, (iii) addition of a $250.0 million limit on available cash at the time of and immediately after new borrowings, and (iv) imposition of stricter limitations on investments, acquisitions, restricted payments (including dividends) and the incurrence of indebtedness. For quarterly measurement periods during the Relief Period, the Company was required to maintain a Total Leverage Ratio not to exceed 5.50 to 1.00, 5.50 to 1.00, 5.00 to 1.00 and 4.50 to 1.00 for the periods ended June 2020, September 2020, December 2020 and March 2021, respectively. An increase in the credit spread over the appropriate LIBOR benchmark and increased facility fees per annum were applicable during the Relief Period under the Amendment, which was effective until the earlier of (i) the date on which a compliance certificate is delivered for the Company's quarter ended June 2021 or (ii) the date on which a compliance certificate is delivered in respect of the most recent fiscal quarter demonstrating that the Company is in full compliance with all financial covenants that were in effect prior to the Amendment and upon the Company's written notification to the administrative agent that the Relief Period should end on such date. Based on our improving financial performance and cash flows, the Company provided written notification to the administrative agent that it had terminated the temporary Relief Period effective February 26, 2021.
As of December 2020, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period and the Company's operating results and cash flows do not continue to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the applicable financial covenants and require the Company to seek additional amendments to the Credit Agreement. If the Company were not able to enter into such amendments, this would lead to an event of default which, if not cured timely, could require the Company to repay its outstanding debt. In the event the Company needs incremental liquidity, the additional cash requirements would likely be generated through refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, the disruption of the capital markets caused by COVID-19 could make additional sources of financing more challenging to obtain. Additionally, under the terms of the Tax Matters Agreement with VF, there are restrictions on issuing equity securities until May 23, 2021. Accordingly, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
Our expectation of continued compliance with the financial covenants in our Credit Facilities provides us flexibility on utilization of the Revolving Credit Facility, which matures in May 2024.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit. As of March 2020, the Company had $475.0 million of outstanding borrowings under the Revolving Credit Facility, primarily resulting from drawdowns taken as a precautionary measure to provide increased financial flexibility, strengthen the Company’s near-term cash position and provide additional funding for working capital in response to COVID-19. The Company repaid $175.0 million in conjunction with the closing of the Amendment in May 2020 to comply with the available cash limitation. The Company made additional discretionary repayments totaling $300.0 million during the remainder of 2020, and had no outstanding borrowings under the Revolving Credit Facility as of December 2020.
We anticipate utilizing cash flows from operations to support continued investments in our brands, talent and capabilities, growth strategies, dividend payments to shareholders and repayment of our debt obligations over time. Management believes that our cash balances and funds provided by operating activities, along with existing borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and planned dividend payouts and (iii) flexibility to meet investment opportunities that may arise.

36 Kontoor Brands, Inc 2020 Form 10-K

The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and equivalents balances as of December 2020:

(In millions)	December 2020
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$492.7
Cash and equivalents	$248.1
(1) Available borrowing capacity under the Revolving Credit Facility is net of $7.3 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
See Note 10 to the Company's financial statements for additional information regarding the Credit Facilities, including financial covenants and interest rates thereunder as of December 2020.
At December 2020 and December 2019, the Company had $35.9 million and $47.8 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Total outstanding balances under these arrangements were $0.2 million and $1.1 million at December 2020 and December 2019, respectively, and primarily consist of letters of credit that are non-interest bearing to the Company. In addition, short-term borrowings at December 2020 include other debt of $0.9 million.
During 2020, the Company paid $54.8 million of dividends to its shareholders. Under the terms of the amendment to the Credit Agreement, dividend payments were suspended for the second and third quarters of 2020. The Company re-evaluated its dividend policy based on attainment of certain levels of covenant compliance in the third quarter of 2020, and reinstated payment of quarterly dividends during the fourth quarter of 2020. The Company intends to continue to pay cash dividends in future periods. The declaration and amount of any future dividends will be determined and subject to authorization by our Board of Directors and will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.
We currently expect capital expenditures to range from $40.0 million to $50.0 million in 2021, primarily to support our global ERP system.
The following table presents our cash flows during the periods:

(In millions)	Year Ended December

Cash provided (used) by:	2020	2019	2018
Operating activities	$242.0	$777.8	$(96.3)
Investing activities	$(49.1)	$483.9	$11.3
Financing activities	$(57.7)	$(1,252.1)	$106.3
Operating Activities
Cash flow provided by operating activities is dependent on the level of our net income, adjustments to net income and changes in working capital. During 2020, cash provided by operating activities decreased $535.8 million compared to 2019. The primary reason for higher cash flows in 2019 related to the net settlement at Separation of $532.2 million for amounts due to and from former parent related to the Company's sale of trade accounts receivable arrangement with VF, as well as a decrease in net income attributable to operating results. These declines were partially offset by changes in other working capital. During 2019, cash provided by operating activities increased $874.1 million as compared to 2018. The primary reason for higher cash flows in 2019 related to the net settlement at Separation noted above, partially offset by a decrease in net income attributable to operating results.
Refer to Note 4 to the Company's financial statements for additional information on sales of trade accounts receivable to VF.
Investing Activities
During 2020, cash used by investing activities was $49.1 million, primarily related to capital investments to support the ongoing implementation of the Company's global ERP system. Cash used by investing activities increased $533.0 million in 2020 compared to 2019, primarily due to the collection of notes receivable from former parent in 2019 in connection with the Separation. During 2019, cash provided by investing activities increased $472.6 million compared to 2018, primarily due to the collection of notes receivable from former parent in 2019 noted above.
Financing Activities
During 2020, cash used by financing activities primarily related to dividend payments of $54.8 million. Cash used by financing activities in 2020 decreased $1.2 billion compared to 2019, primarily due to $2.1 billion of transfers to former parent in connection

37 Kontoor Brands, Inc. 2020 Form 10-K

with the Separation and $1.05 billion of net proceeds from borrowings in 2019, neither of which recurred in 2020. During 2019, cash provided by financing activities decreased $1.4 billion, primarily due to the $2.1 billion of transfers to former parent and $1.05 billion in net proceeds from borrowings noted above. The Company also made principal payments of $127.0 million on long-term debt obligations and paid $63.6 million of dividends to our shareholders in 2019.
Contractual Obligations
The following table presents our estimated material contractual obligations and other commercial commitments at December 2020, and the future periods in which such obligations are expected to be settled in cash:

		Payment Due or Forecasted by Year
(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter

Recorded liabilities:
Long-term debt (1)	$923,000	$25,000	$37,500	$37,500	$600,000	$13,000	$210,000
Other (2)	88,556	11,160	6,253	4,626	4,260	2,006	60,251
Operating leases (3)	72,726	29,402	15,490	11,578	7,476	2,899	5,881
Unrecorded commitments:
Interest payment obligations (4)	128,296	33,392	32,251	30,977	18,239	9,619	3,818
Minimum royalty payments (5)	1,346	1,046	100	100	100	—	—
Inventory obligations (6)	371,567	371,567	—	—	—	—	—
Other obligations (7)	159,044	57,596	29,990	21,333	17,531	14,864	17,730
	$1,744,535	$529,163	$121,584	$106,114	$647,606	$42,388	$297,680
(1)Long-term debt consists of mandatory principal payments on long-term debt.
(2)Other recorded liabilities represent all future payments related to "other liabilities" in the balance sheet, which represent long-term liabilities primarily related to deferred compensation and other employee-related benefits. These amounts are based on historical and forecasted cash outflows.
(3)Operating leases represent required minimum lease payments during the noncancelable lease term. Most real estate leases also require payments of related operating expenses such as taxes, insurance and utilities, which are not included above.
(4)Interest payment obligations represent estimated future interest payments on floating rate long-term debt and are estimated based on interest rates in effect as of December 2020 and the remaining term of the debt. Amounts exclude amortization of debt issuance costs, debt discounts and acquisition costs that would be included in interest expense in the financial statements.
(5)Minimum royalty payments represent obligations under license agreements to use trademarks owned by third parties and include required minimum advertising commitments. Actual payments could exceed related minimum royalty obligations.
(6)Inventory obligations represent binding commitments to purchase raw materials, contract production and finished products that are payable upon delivery of the inventory. This obligation excludes the amount included in accounts payable at December 2020 related to inventory purchases.
(7)Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending and (iii) advertising. The Company is party to a 10-year power purchase agreement to procure electricity generated from renewable energy sources to meet a portion of electricity needs for certain facilities in Mexico (including our manufacturing plants). Effective February 22, 2021, we terminated the contract related to total purchase commitments of $33.3 million that were included in other obligations above.
We had other financial commitments at December 2020 that are not included in the above table but may require the use of funds under certain circumstances:
•$40.2 million of surety bonds, custom bonds, standby letters of credit and international bank guarantees are not included in the above table because they represent contingent guarantees of performance under self-insurance and other programs and would only be drawn upon if we were to fail to meet our other obligations.
•Purchase orders for goods or services in the ordinary course of business are not included in the above table because they represent authorizations to purchase rather than binding commitments.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

38 Kontoor Brands, Inc 2020 Form 10-K

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
Long-Lived Assets, Including Intangible Assets and Goodwill
Testing of Property, Plant and Equipment for Impairment
Our policy is to review property, plant and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We test for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent, by comparing the carrying value to the estimated undiscounted cash flows expected to be generated by the asset. If the forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, a fair value analysis must be performed, and an impairment charge is recorded if there is an excess of the asset’s carrying value over its estimated fair value.
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

39 Kontoor Brands, Inc. 2020 Form 10-K

During the third quarter of 2019, management determined that the exclusive domestic wholesale distribution and licensing agreement of the Rock & Republic® brand would not be extended as previously expected. This was considered a triggering event that required management to perform a quantitative impairment analysis of the Rock & Republic® trademark intangible asset as of August 2019. Based on this analysis, the Company recorded a $32.6 million non-cash impairment charge which was reflected within "non-cash impairment of intangible asset" in the Company's statement of operations during the third quarter of 2019. The Company did not incur any impairment charges during 2018 or 2020. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.
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
The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which we operate and conditions in the capital markets, many of which are outside of management’s control. At the reporting unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit’s strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management’s estimates and assumptions regarding:
•Annual cash flows, on a debt-free basis, arising from future net revenues and profitability, changes in working capital, capital spending and income taxes for at least a ten-year forecast period.
•A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit and economic conditions.
•A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from comparable companies and the cost of debt for investment grade issuers. In addition, the discount rate may consider any company-specific risk in achieving the prospective financial information.
Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of our reporting units.
Annual Impairment Testing
Management performs its annual goodwill and indefinite-lived intangible asset impairment testing as of the fourth quarter of each fiscal year. Management performed a qualitative impairment assessment for all reporting units and indefinite-lived trademark intangible assets, as discussed below in the “Qualitative Impairment Assessment” section. We did not record any impairment charges in 2020, 2019 or 2018 related to results of our annual impairment testing. Refer to the Rock & Republic® Impairment Analysis section above for additional information on results of testing performed by management in response to a triggering event identified in the third quarter of 2019.
40 Kontoor Brands, Inc 2020 Form 10-K

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
Kontoor has $23.2 million of gross deferred income tax assets related to operating loss carryforwards, and $16.3 million of valuation allowances against those assets. Realization of deferred income tax assets related to operating loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that the Company will not be able to generate sufficient taxable income to offset losses during the carryforward periods, the Company records valuation allowances to reduce those deferred income tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred income tax assets to be realized differs from the net recorded amount, the Company would record an adjustment to income tax expense in that future period.

Recently Issued and Adopted Accounting Standards
Refer to Note 1 to the Company's financial statements included elsewhere in this Annual Report on Form 10-K for discussion of recently issued and adopted accounting standards.

41 Kontoor Brands, Inc. 2020 Form 10-K

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
Cash and Equivalents Risks
We had $248.1 million of cash and equivalents at the end of 2020. Management continually monitors the credit ratings of the financial institutions with whom we conduct business. Similarly, management monitors the credit quality of cash equivalents.
Deferred Compensation and Related Investment Security Risks
Kontoor sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Certain of the Company’s employees participate in this plan. Kontoor has purchased publicly traded mutual funds in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities. The increases and decreases in deferred compensation liabilities are offset by corresponding increases and decreases in the market value of Kontoor’s investments, resulting in an insignificant net exposure to operating results and financial position.
Interest Rate Risks
The Company's debt outstanding under the senior secured credit facility bears interest at variable interest rates plus applicable spreads. In addition, the funding fees charged by the financial institution for the trade accounts receivable sale program are also based on underlying variable interest rates. The Company uses derivative financial instruments to mitigate some of these exposures to the volatility in interest rates. However, changes in interest rates would also affect interest income earned on Kontoor’s cash equivalents. Additionally, any changes in regulatory standards or industry practices, such as the contemplated transition away from LIBOR, may result in higher reference interest rates for our variable-rate debt. Based on the year end 2020 balances of debt outstanding, sold trade accounts receivable and cash equivalents, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $3.8 million.
Foreign Currency Exchange Rate Risks
We are a global enterprise subject to the risk of foreign currency fluctuations. Approximately 22% of our net revenues in 2020 were generated in international markets. Most of our foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where we have operations, there is a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Management hedges certain of the Company's foreign currency transactions and may hedge investments in certain foreign operations.
The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. The Company monitors net foreign currency market exposures and enters into derivative contracts with external counterparties to hedge certain foreign currency accounts payable and accounts receivable transactions.
Kontoor's practice is to buy or sell foreign currency exchange contracts that cover up to 80% of foreign currency exposures for periods of up to 24 months. Currently, the Company uses only foreign exchange forward contracts to hedge foreign currency exposures but may use options or collars in the future. This use of financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on Kontoor’s cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the transactions being hedged.
For cash flow hedging contracts outstanding at December 2020, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of 2020, it would result in a change in fair value of those contracts of approximately $20.7 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
42 Kontoor Brands, Inc 2020 Form 10-K

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

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Company's management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of Kontoor’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 2, 2021, Kontoor’s disclosure controls and procedures were effective to (1) ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports it files with or submits to the SEC within the required time periods specified in the Commission's rules and forms and (2) accumulate and communicate this information to management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding this disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2021. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of January 2, 2021.
The effectiveness of the Company's internal control over financial reporting as of January 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

43 Kontoor Brands, Inc. 2020 Form 10-K

ITEM 9B. OTHER INFORMATION.
Not applicable.
44 Kontoor Brands, Inc 2020 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 10 of this Part III is included under the captions “Proposal No. 1—Election of Directors,” “Executive Officers,” “Corporate Governance—Code of Conduct,” “Corporate Governance—Board Committees—Audit Committee” and “Delinquent Section 16(a) Reports” (to the extent reported therein) in Kontoor’s 2021 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 2, 2021, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 of this Part III is included under the captions “Corporate Governance—Talent and Compensation Committee Interlocks and Insider Participation," "Director Compensation” and “Executive Compensation” in Kontoor’s 2021 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 2, 2021, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 of this Part III is included under the captions "Executive Compensation—2020 Equity Compensation Plan Information Table" and “Security Ownership of Certain Beneficial Owners and Management” in Kontoor’s 2021 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 2, 2021, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by Item 13 of this Part III is included under the captions "Corporate Governance—Related Person Transactions Policy" and "Corporate Governance—Director Independence" in Kontoor's 2021 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 2, 2021, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by Item 14 of this Part III is included under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in Kontoor’s 2021 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 2, 2021, which information is incorporated herein by reference.

45 Kontoor Brands, Inc. 2020 Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial statements:
2. Financial statement schedules:

PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	95
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
3. Exhibits:

2.1	Separation and Distribution Agreement dated May 22, 2019 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

3.1	Amended and Restated Articles of Incorporation of Kontoor Brands, Inc. effective as of May 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 20, 2019)

3.2	Amended and Restated Bylaws of Kontoor Brands, Inc. effective as of May 7, 2019 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 20, 2019)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2020)

10.1	Tax Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.2	Transition Services Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.3	VF Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.4	Kontoor Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.5	Employee Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.6	Credit Agreement dated May 17, 2019, among Kontoor Brands, Inc., Lee Wrangler International Sagl, the Borrowing Subsidiaries and the lenders and agents party thereto (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.7	Change in Control Agreement by and between Scott H. Baxter and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.8	Change in Control Agreement by and between Rustin Welton and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed with the SEC on May 23, 2019)

46 Kontoor Brands, Inc 2020 Form 10-K

10.9	Change in Control Agreement by and between Thomas E. Waldron and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.10	Change in Control Agreement by and between Christopher Waldeck and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.11	Change in Control Agreement by and between Laurel Krueger and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.12	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.13+	Kontoor Brands, Inc. 2019 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.14+	Kontoor Brands Executive Deferred Savings Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.15+	Kontoor Brands Executive Deferred Savings Plan II (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.16+	Kontoor Brands 401(k) Savings Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 20, 2019)

10.17+	Form of Non-Qualified Stock Option Certificate (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.18+	Form of Non-Qualified Stock Option Certificate for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.19+	Form of Award Certificate for Performance-Based Restricted Stock Units (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.20+	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.21+	Form of Award Certificate for Restricted Stock Units (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.22+	Form of Award Certificate for Restricted Stock (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.23+	Kontoor Brands, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.24+	Kontoor Brands, Inc. Deferred Savings Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.25	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.26+	Kontoor Brands, Inc. Mid-Term Incentive Plan, a subplan under the Stock Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.27+	Form of Award Certificate for Restricted Stock Units (2019 Launch Form) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.28+	Form of Award Certificate for Performance-Based Restricted Stock Units (Converted Awards Form) (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.29+	Form of Award Certificate for Performance-Based Restricted Stock Units (2019 Launch Form) (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.30+	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 1 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.31+	Kontoor Brands 401K Savings Plan Amendment No. 1 (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.32+	Kontoor Brands 401K Savings Plan Amendment No. 2 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.33+	Kontoor Brands 401K Savings Plan Amendment No. 3 (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.34+	Kontoor Brands 401K Savings Plan Amendment No. 4 (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

47 Kontoor Brands, Inc. 2020 Form 10-K

10.35+	Kontoor Brands 401K Savings Plan Amendment No. 5 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.36+	Kontoor Brands 401K Savings Plan Amendment No. 6 (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.37+	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 2 (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.38	First Amendment, dated as of May 5, 2020, to the Credit Agreement, dated as of May 17, 2019, among Kontoor Brands, Inc., Lee Wrangler International SAGL, any other subsidiary borrowers from time to time party thereto, and the lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 7, 2020)

10.39+*	Kontoor Brands 401K Savings Plan Amendment No. 7

10.40*	Extension, dated November 12, 2020, of the Transition Services Agreement dated May 22, 2019

21*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature pages of this Form 10-K)

31.1*	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Scott H. Baxter, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY.
None.
48 Kontoor Brands, Inc 2020 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONTOOR BRANDS, INC.

March 3, 2021	By:	/s/ Scott H. Baxter
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 3, 2021:

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

49 Kontoor Brands, Inc. 2020 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kontoor Brands, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying balance sheets of Kontoor Brands, Inc. and its subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, and the related statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended January 2, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 2, 2021 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of
Kontoor Brands, Inc. 2020 Form 10-K 50

critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Deferred Income Taxes
As described in Notes 1 and 17 to the financial statements, the Company has net deferred income tax assets of $80.8 million, including a valuation allowance of $23.1 million, as of January 2, 2021. Deferred income tax assets and liabilities reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and net operating losses are recorded utilizing tax rates currently enacted for the years in which the differences are expected to be settled or realized. Management periodically assesses the realizability of deferred income tax assets and the adequacy of deferred income tax liabilities, including the results of local, state, federal or foreign statutory tax audits and changes in estimates and judgments used. As disclosed by management, the Company is subject to income taxes and files income tax returns in over 50 U.S. and foreign jurisdictions each year.
The principal considerations for our determination that performing procedures relating to the accounting for deferred income taxes is a critical audit matter are (i) the significant judgment by management when assessing complex tax laws and regulations and when identifying and measuring deferred income tax assets and liabilities in such jurisdictions to which the Company is subject; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's assessment of complex tax laws and regulations and the identification and measurement of deferred income tax assets and liabilities; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to accounting for deferred income taxes. These procedures also included, among others, (i) testing deferred income tax calculations and the financial data used in the deferred income tax calculations, (ii) testing the accuracy of the income tax rates utilized in the deferred income tax calculations, and (iii) evaluating management’s assessment of the realizability of deferred income tax assets. Professionals with specialized skill and knowledge were used to assist in evaluating the application of relevant tax laws and regulations by jurisdiction.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 3, 2021

We have served as the Company’s auditor since 2018.

Kontoor Brands, Inc. 2020 Form 10-K 51

KONTOOR BRANDS, INC.
Consolidated Balance Sheets

(In thousands, except share amounts)	December 2020	December 2019
ASSETS
Current assets
Cash and equivalents	$248,138	$106,808
Accounts receivable, net	231,397	228,459
Inventories	340,732	458,101
Prepaid expenses and other current assets	81,413	84,235
Total current assets	901,680	877,603
Property, plant and equipment, net	118,897	132,192
Operating lease assets	60,443	86,582
Intangible assets, net	15,991	17,293
Goodwill	213,392	212,836
Deferred income tax assets	85,221	79,551
Other assets	150,192	111,099
TOTAL ASSETS	$1,545,816	$1,517,156
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$1,114	$1,070
Current portion of long-term debt	25,000	—
Accounts payable	167,240	147,347
Accrued liabilities	192,952	194,744
Operating lease liabilities, current	27,329	35,389
Total current liabilities	413,635	378,550
Operating lease liabilities, noncurrent	39,806	54,746
Deferred income tax liabilities	4,436	2,459
Other liabilities	115,341	98,875
Long-term debt	887,957	913,269
Commitments and contingencies
Total liabilities	1,461,175	1,447,899
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at December 2020 and 2019	—	—
Common Stock, no par value; shares authorized, 600,000,000; outstanding shares of 57,254,611 at December 2020 and 56,811,198 at December 2019	—	—
Additional paid-in capital	172,297	150,673
Retained earnings (accumulated deficit)	7,151	(1,718)
Accumulated other comprehensive loss	(94,807)	(79,698)
Total equity	84,641	69,257
TOTAL LIABILITIES AND EQUITY	$1,545,816	$1,517,156

See accompanying notes to consolidated and combined financial statements.
Kontoor Brands, Inc. 2020 Form 10-K 52

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Operations

	Year Ended December

(In thousands, except per share amounts)	2020	2019	2018
Net revenues	$2,097,839	$2,548,839	$2,763,998
Costs and operating expenses
Cost of goods sold	1,234,150	1,544,465	1,649,435
Selling, general and administrative expenses	739,855	803,448	781,521
Non-cash impairment of intangible asset	—	32,636	—
Total costs and operating expenses	1,974,005	2,380,549	2,430,956
Operating income	123,834	168,290	333,042
Interest income from former parent, net	—	3,762	7,738
Interest expense	(49,992)	(35,787)	(1,173)
Interest income	1,608	3,931	5,740
Other expense, net	(2,514)	(5,002)	(5,269)
Income before income taxes	72,936	135,194	340,078
Income taxes	5,013	38,540	77,005
Net income	$67,923	$96,654	$263,073
Earnings per common share
Basic	$1.19	$1.71	$4.64
Diluted	$1.17	$1.69	$4.64
Weighted average shares outstanding
Basic	56,994	56,688	56,648
Diluted	57,858	57,209	56,648

See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2020 Form 10-K 53

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Comprehensive Income

	Year Ended December

(In thousands)	2020	2019	2018
Net income	$67,923	$96,654	$263,073
Other comprehensive loss
Foreign currency translation
Gains (losses) arising during the period	3,940	3,167	(22,700)
Income tax effect	—	—	—
Defined benefit pension plans
Net change in deferred losses (gains) during the period	549	(2,010)	—
Income tax effect	(137)	767	—
Derivative financial instruments
(Losses) gains arising during the period	(26,417)	1,729	—
Income tax effect	5,414	21	—
Reclassification to net income for gains (losses) realized	2,142	(7,380)	—
Income tax effect	(600)	706	—
Total other comprehensive loss, net of related taxes	(15,109)	(3,000)	(22,700)
Comprehensive income	$52,814	$93,654	$240,373

See accompanying notes to consolidated and combined financial statements.
Kontoor Brands, Inc. 2020 Form 10-K 54

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Cash Flows

	Year Ended December

(In thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$67,923	$96,654	$263,073
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	34,491	30,760	31,035
Stock-based compensation	15,948	23,844	14,894
Provision for doubtful accounts	18,338	5,988	6,484
Deferred income taxes	2,706	(4,174)	1,501
Non-cash impairment of intangible asset	—	32,636	—
Other	(1,131)	2,442	3,790
Changes in operating assets and liabilities:
Accounts receivable	(17,647)	24,971	(17,743)
Inventories	119,276	9,682	(45,757)
Due from former parent	—	548,301	(326,075)
Accounts payable	17,375	31,923	(37,598)
Income taxes	(3,390)	4,033	6,328
Accrued liabilities	(4,178)	23,273	53,071
Due to former parent	—	(16,065)	(22,524)
Other assets and liabilities	(7,741)	(36,480)	(26,782)
Cash provided (used) by operating activities	241,970	777,788	(96,303)
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(18,182)	(22,679)	(21,038)
Capitalized computer software	(44,207)	(14,807)	(1,663)
Collection of notes receivable from former parent	—	517,940	29,800
Proceeds from sales of assets	18,155	4,955	6,881
Other	(4,833)	(1,462)	(2,651)
Cash (used) provided by investing activities	(49,067)	483,947	11,329
FINANCING ACTIVITIES
Borrowings under revolving credit facility	512,500	65,000	—
Repayments under revolving credit facility	(512,500)	(65,000)	—
Proceeds from issuance of term loans	—	1,050,000	—
Payment of deferred financing costs	(4,346)	(12,993)	—
Repayments of term loans	—	(127,000)	—
Repayment of notes payable to former parent	—	(269,112)	—
Net transfers (to) from former parent	—	(1,814,682)	107,246
Dividends paid	(54,768)	(63,555)	—
Proceeds from issuance of Common Stock, net of shares withheld for taxes	1,389	1,035	—
Other	38	(15,787)	(915)
Cash (used) provided by financing activities	(57,687)	(1,252,094)	106,331
Effect of foreign currency rate changes on cash and cash equivalents	6,114	391	(5,392)
Net change in cash and cash equivalents	141,330	10,032	15,965
Cash and cash equivalents - beginning of period	106,808	96,776	80,811
Cash and cash equivalents - end of period	$248,138	$106,808	$96,776

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$47,069	$29,407	$6,618
Income taxes paid	15,626	28,886	180
Change in accrual for property, plant and equipment	(4,623)	4,854	580
Change in accrual for capitalized computer software	(889)	5,352	602
See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2020 Form 10-K 55

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Equity

	Common Stock		Additional Paid-in Capital	Former Parent Investment	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	Amounts
Balance, December 2017	—	$—	$—	$1,480,375	$—	$(122,482)	$1,357,893
Adoption of new accounting standard (ASU 2014-09)	—	—	—	3,047	—	—	3,047
Net income	—	—	—	263,073	—	—	263,073
Foreign currency translation	—	—	—	—	—	(22,700)	(22,700)
Net transfers from former parent	—	—	—	122,139	—	—	122,139
Balance, December 2018	—	$—	$—	$1,868,634	$—	$(145,182)	$1,723,452
Adoption of new accounting standard (ASU 2016-02)	—	—	—	(2,713)	—	—	(2,713)
Net income	—	—	—	32,164	64,490	—	96,654
Stock-based compensation, net	164	—	17,931	—	(2,653)	—	15,278
Foreign currency translation	—	—	—	—	—	3,167	3,167
Defined benefit pension plans	—	—	—	—	—	(1,243)	(1,243)
Derivative financial instruments	—	—	—	—	—	(4,924)	(4,924)
Net transfers to former parent	—	—	—	(1,765,343)	—	68,484	(1,696,859)
Transfer of former parent investment to additional paid-in capital	—	—	132,742	(132,742)	—	—	—
Issuance of Common Stock	56,648	—	—	—	—	—	—
Dividends on Common Stock ($1.12 per share)	—	—	—	—	(63,555)	—	(63,555)
Balance, December 2019	56,812	$—	$150,673	$—	$(1,718)	$(79,698)	$69,257
Net income	—	—	—	—	67,923	—	67,923
Stock-based compensation, net	443	—	21,624	—	(4,286)	—	17,338
Foreign currency translation	—	—	—	—	—	3,940	3,940
Defined benefit pension plans	—	—	—	—	—	412	412
Derivative financial instruments	—	—	—	—	—	(19,461)	(19,461)
Dividends on Common Stock ($0.96 per share)	—	—	—	—	(54,768)	—	(54,768)
Balance, December 2020	57,255	$—	$172,297	$—	$7,151	$(94,807)	$84,641

See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2020 Form 10-K 56

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:

Kontoor Brands, Inc. 2020 Form 10-K 57

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). We completed a spin-off transaction from VF Corporation ("VF" or "former parent") on May 22, 2019 (the "Separation") and began to trade as a standalone public company (NYSE: KTB) on May 23, 2019.
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
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2020, December 2019 and December 2018 correspond to the 53-week fiscal year ended January 2, 2021 and the 52-week fiscal years ended December 28, 2019 and December 29, 2018, respectively.
Impact of COVID-19
Throughout 2020, the novel coronavirus (“COVID-19”) pandemic significantly impacted global economic conditions, as well as the Company's operations. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing these financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements, asset impairment charges, the effectiveness of the Company’s hedging instruments, and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 10 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of COVID-19.
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
The combined statements of operations included costs for certain centralized functions and programs provided and administered by VF that were charged directly to the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain, insurance and related benefits associated with those functions. These historical allocations were included in the measurement of segment profit for periods through the Separation date as presented in Note 3 to the Company's financial statements.
In addition, for purposes of preparing these combined financial statements on a carve-out basis, a portion of VF's total corporate expenses were allocated to the Company. These expense allocations included the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources and related benefit costs associated with such functions, such as stock-based compensation and pension. Allocations also included the cost of operating VF's corporate headquarters located in Greensboro, North Carolina. These additional allocations were reported as "corporate and other expenses" for periods through the Separation date as presented in Note 3 to the Company's financial statements.
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
Kontoor Brands, Inc. 2020 Form 10-K 58

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
All intracompany transactions were eliminated. All transactions between the Company and VF were included in the combined financial statements. For those transactions between the Company and VF that were historically settled in cash, the Company reflected such balances in the balance sheets within "due from former parent" or "due to former parent." All amounts due to and from former parent were settled in connection with the Separation. The accumulated net earnings after taxes and the net effect of transactions with and allocations from VF that were not historically settled in cash represented VF's historical investment in the Company and were reflected in the balance sheets within "former parent investment" and in the statements of cash flows within "net transfers to former parent." Subsequent to the Separation, the Company continued to service commercial arrangements with VF, which included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018. None of these arrangements with VF have continued in 2020.
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
Foreign Currency Translation and Transactions
The financial statements of most foreign subsidiaries are measured using the foreign currency as the functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet dates, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss) (“OCL”). The Company accounted for Argentina as highly inflationary from July 1, 2018 through the Separation as the projected three-year cumulative inflation rate exceeded 100%. At the Separation, the Company transitioned the Argentina market to a licensed model, which transacts in U.S. dollars.
Certain transactions are denominated in a currency other than the functional currency of a particular subsidiary, and typically result in receivables or payables that are denominated in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transactions. As discussed in Note 14 to the Company's financial statements, the Company enters into contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the statements of operations, net of the related hedging gains and losses, were gains of $6.0 million and $5.6 million in 2020 and 2019, respectively, and a loss of $3.4 million in 2018.
Cash and Equivalents
Cash and equivalents are demand deposits, receivables from third-party credit card processors, and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $170.7 million and $30.5 million at December 2020 and 2019, respectively, consist of money market funds and short-term time deposits.
Accounts Receivable, Net of Allowance for Doubtful Accounts
Trade accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms, sales incentive programs and discounts. Royalty receivables are recorded at amounts earned based on the licensees’ sales of licensed products, subject in some cases to contractual minimum royalties due from individual licensees.
The Company is exposed to credit losses primarily through trade accounts receivable from customers and licensees which are generally short-term in nature. The Company maintains an allowance for doubtful accounts that will result from the inability of customers to make required payments of outstanding balances. In estimating this allowance, accounts receivable are evaluated on a pooled basis at each reporting date and aggregated on the basis of similar risk characteristics, including current and forecasted industry trends and economic conditions, aging status of accounts, and the financial strength and credit standing of customers, including payment and default history. Additionally, specific allowance amounts are established for customers that have a higher probability of default. Receivables are written off against the allowance when all collection efforts have been exhausted and the likelihood of collection is remote.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. Existence of physical inventory is verified through periodic physical inventory counts and ongoing cycle counts at most locations throughout the year.

Kontoor Brands, Inc. 2020 Form 10-K 59

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Property, Plant and Equipment and Capitalized Computer Software
Property, plant and equipment is initially recorded at cost. The Company capitalizes improvements to property, plant and equipment that substantially extend the useful life of an asset, and interest cost incurred during construction of major assets. Depreciation is computed using the straight-line method over each asset's estimated useful life, ranging from three to ten years for machinery and equipment and up to 40 years for buildings. Amortization expense for leasehold improvements is recognized over the shorter of the estimated useful life or lease term and is included in depreciation and amortization expense. Repair and maintenance costs are expensed as incurred.
Expenditures for major software purchases and software developed for internal use are capitalized and amortized on a straight-line basis over periods ranging from five to ten years. The Company's policy provides for the capitalization of external direct costs associated with developing or obtaining internal use computer software. Capitalized computer software costs are included in the balance sheet within "other assets." Costs associated with preliminary project stage activities, training, maintenance and post-implementation stage activities are expensed as incurred.
During 2020, the Company capitalized $43.5 million related to the Company's ongoing global ERP implementation and information technology infrastructure build-out, of which $42.9 million is reflected in "other assets" and $0.6 million is reflected in "property, plant and equipment, net" at December 2020. During 2019, the Company capitalized $27.1 million related to the Company's global ERP implementation and information technology infrastructure build-out, of which $23.6 million is reflected in "other assets" and $3.5 million is reflected in "property, plant and equipment, net" at December 2019.
Intangible Assets
Intangible assets include acquired trademarks and trade names, some of which are registered in multiple countries. Amortization of finite-lived trademarks is computed on a straight-line basis over a 16 year estimated useful life. Trademarks and trade names determined to have indefinite lives are not amortized. Additionally, the Company had acquired customer relationship assets that were amortized using accelerated methods over a 15 year estimated useful life, all of which were fully amortized by the end of 2020.
Depreciation and Amortization Expense
Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is reflected in the Company's statements of operations within "cost of goods sold" and all other depreciation and amortization expense is reflected within "selling, general and administrative expenses."
Impairment of Long-lived Assets, Including Goodwill and Intangibles
Property, Plant and Equipment, Operating Lease Assets and Finite-lived Intangible Assets — The Company’s policy is to review property, plant and equipment, right-of-use operating lease assets and amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If the forecasted undiscounted cash flows to be generated by an asset are not expected to recover the asset’s carrying value, the estimated fair value is calculated, and an impairment charge is recorded to the extent that an asset’s carrying value exceeds its estimated fair value.
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
Leases and Rent Expense
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2031. Leases for real estate typically have initial terms ranging from two to ten years, generally with renewal options. Leases for vehicles and equipment typically have initial terms ranging from three to six years.
The Company determines whether an arrangement is a lease at inception. Upon adoption of Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," in 2019, the Company elected to combine lease and non-lease components as a single component
Kontoor Brands, Inc. 2020 Form 10-K 60

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
for all asset classes. For leases with a term of 12 months or less, the Company elected not to recognize a right-of-use asset and related lease liability.
Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. Certain of the Company’s leases contain fixed, indexed, or market-based escalation clauses which impact future payments. Certain of the Company's leases contain variable payment provisions, such as contingent rent based on percent of sales or excess mileage over specified levels. Variable rent is recognized when the liability is probable. The Company's leases typically contain customary covenants and restrictions. Rent expense for leases having landlord incentives or scheduled rent fluctuations is recorded on a straight-line basis over the lease term beginning on the lease commencement date, which is the date the underlying asset is made available to the Company.
Lease agreements may include optional renewals, terminations or purchases, which are considered in the Company’s assessments of lease terms when such options are reasonably certain to be exercised. For retail real estate leases, the Company does not typically include renewal options in the underlying lease term. For non-retail real estate leases, the Company includes the renewal options in the underlying lease term if renewal options are reasonably certain to be exercised, up to a maximum of ten years. Renewals for all other leases are determined on a lease-by-lease basis.
The Company measures right-of-use operating lease assets and related operating lease liabilities based on the present value of remaining lease payments, including in-substance fixed payments, the current payment amount when payments depend on an index or rate (e.g., inflation adjustments, market renewals), and the amount the Company believes is probable to be paid to the lessor under residual value guarantees, when applicable. As applicable borrowing rates are not typically implied within our lease arrangements, the Company discounts lease payments based on its estimated incremental borrowing rate at lease commencement, or modification, which is based on the Company’s estimated credit rating, the lease term at commencement and the contract currency of the lease arrangement.
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has i) an obligation to pay for, ii) physical possession of, iii) legal title to, iv) risks and rewards of ownership of and v) accepted the goods or services. Revenue recognition within the wholesale channels occurs either upon shipment or delivery of goods based on contractual terms with the customer. Revenue recognition in the direct-to-consumer channels typically occurs at the point of sale for Company-operated or concession retail stores and either upon shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers, the Company’s promise to the customer is a performance obligation to provide the specified goods and the Company has discretion in establishing pricing. Thus, the Company is the principal in the arrangement and revenue is recognized on a gross basis at the transaction price.
Contractual arrangements with customers in our wholesale channels are typically on a purchase order basis with terms of less than one year. Payment terms with customers are typically between 30 and 60 days. The Company does not adjust the promised amount of consideration for the effects of a significant financing component as it is expected, at contract inception, that the period between the transfer of the promised good or service to the customer and the customer payment for the good or service will be one year or less.
The amount of revenue recognized reflects the expected consideration to be received for providing the goods or services to the customer, net of estimates for variable consideration which includes allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. The Company utilizes the expected value method in determining its estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends, and current economic conditions. Estimates for variable consideration are recorded as accrued liabilities.
Revenue from the sale of gift cards is deferred and recorded as a contract liability until the gift card is redeemed by the customer, factoring in breakage as appropriate, which considers whether the Company has a legal obligation to remit the value of the unredeemed gift card to any jurisdiction under unclaimed property regulations.
The VF Outlet™ stores maintained customer loyalty programs where customers earned rewards from qualifying purchases, which were redeemable for discounts on future purchases or other rewards. Under the program, the Company estimated the standalone selling price of the loyalty rewards and allocated a portion of the consideration for the sale of products to the loyalty points earned. The deferred amount was recorded as a contract liability, and recognized as revenue when the points were redeemed or when the likelihood of redemption was remote. As of December 2020, this program has been discontinued with no remaining contract liability.
The Company has elected to treat all shipping and handling activities as fulfillment costs and recognize the costs as selling, general and administrative expenses at the time the related revenue is recognized. Shipping and handling costs billed to customers are

Kontoor Brands, Inc. 2020 Form 10-K 61

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
included in net revenues. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from the transaction price.
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guarantees for sales-based royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees’ sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees and collection is probable. As of December 2020, the Company has contractual rights under its licensing agreements to receive $24.3 million of fixed consideration related to the future minimum guarantees through December 2025. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption. Royalty income was included in net revenues in the statements of operations and was $18.7 million, $32.1 million and $32.7 million in 2020, 2019 and 2018, respectively.
The Company has applied the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less.
Cost of Goods Sold
Cost of goods sold for Company-manufactured goods includes all materials, labor and overhead costs incurred in the production process. Cost of goods sold for purchased finished goods includes the purchase costs and related overhead. In both cases, overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, restructuring, freight, duties, royalties paid to third parties and shrinkage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, Company-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing, restructuring and administration. Advertising costs are expensed as incurred and totaled $98.8 million in 2020, $119.3 million in 2019 and $127.8 million in 2018. Advertising costs include cooperative advertising payments made to the Company's customers as reimbursement for their costs of advertising the Company’s products, and totaled $4.6 million in 2020, $5.9 million in 2019 and $7.2 million in 2018. Shipping and handling costs for delivery of products to customers totaled $56.2 million in 2020, $66.1 million in 2019 and $59.7 million in 2018. Expenses related to royalty income were $0.3 million in 2020, $1.8 million in 2019 and $1.3 million in 2018.
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
Kontoor Brands, Inc. 2020 Form 10-K 62

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
Income Taxes
Income taxes are provided on pre-tax income for financial reporting purposes. Deferred income tax assets and liabilities, as presented in the Company's balance sheets, reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and net operating losses are recorded utilizing tax rates currently enacted for the years in which the differences are expected to be settled or realized. We periodically assess the realizability of deferred income tax assets and the adequacy of deferred income tax liabilities, including the results of local, state, federal or foreign statutory tax audits and changes in estimates and judgments used. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (likelihood of more than 50%) that some portion, or all, of a deferred income tax asset will not be realized. Accrued income taxes as presented in the Company's balance sheets include unrecognized income tax benefits along with related interest and penalties, appropriately classified as current or noncurrent. All deferred income tax assets and liabilities are classified as noncurrent in the Company's balance sheets. The provision for income taxes as presented in the Company's statements of income also includes estimated interest and penalties related to uncertain tax positions.
Concentration of Risks
The Company markets products to a broad customer base throughout the world. Products are sold at a range of price points through our wholesale and direct-to-consumer channels. The Company’s largest customer, a U.S.-based retailer, accounted for 38% of 2020 net revenues, and the top ten customers accounted for 60% of 2020 net revenues. Sales are typically made on an unsecured basis under customary terms that vary by product, channel of distribution or geographic region. The Company continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The Company is not aware of any issues with respect to relationships with any of its top customers.
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
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and has since issued additional updates to provide further clarification. This guidance requires use of the current expected credit loss ("CECL") model, thus replacing the incurred credit loss model. The CECL model requires an entity to recognize an allowance for credit losses at each reporting period that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company determined this guidance primarily applied to trade accounts receivable from customers and licensees, and adopted it on the first day of fiscal 2020 using the modified retrospective approach. There was no cumulative-effect adjustment to retained earnings required upon adoption. See Note 4 to the Company's financial statements for additional disclosures on credit losses.

Kontoor Brands, Inc. 2020 Form 10-K 63

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
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
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which amends and simplifies the accounting for income taxes by removing certain exceptions in existing guidance and providing new guidance to reduce complexity in certain areas. This guidance is effective for the Company beginning in the first quarter of 2021. The Company has evaluated all applicable requirements and determined that the adoption of this guidance will not have a significant impact on our financial statements.
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which is intended to provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective upon issuance and can be applied anytime from the issuance date through December 31, 2022. The Company is currently evaluating the impact that this guidance may have on the Company's financial statements and related disclosures, which is not expected to be significant.

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
As of December 2020, there were no arrangements with transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients discussed above and (ii) fixed consideration related to future minimum guarantees.
For the year ended December 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.
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
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's primary contract liabilities relate to gift cards and sales-based
Kontoor Brands, Inc. 2020 Form 10-K 64

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
royalty arrangements.
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	December 2020	December 2019
Accounts receivable, net	$231,397	$228,459
Contract assets (a)	$5,769	$10,679
Contract liabilities (b)	$787	$1,775

(a)Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b)Included within "accrued liabilities" in the Company's balance sheets.
The Company recognized revenue of $1.5 million in 2020 that was included in contract liabilities as of December 2019, and $1.9 million in 2019 that was included in contract liabilities as of December 2018.
Disaggregation of Revenue
The following tables present net revenues disaggregated by channel and geography, which provides a meaningful depiction of how the nature, timing and uncertainty of revenues are affected by economic factors. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region where the licensee sells the product. Branded Direct-to-Consumer revenues include the distribution of our products via our Company-operated Wrangler® and Lee® branded full-price and outlet stores, concession retail locations and our owned websites at www.wrangler.com and www.lee.com. The Branded Direct-to-Consumer channel also includes sales of Wrangler® and Lee® branded products in VF Outlet™ locations.
The Other channel primarily includes sales of third-party branded merchandise at VF Outlet™ stores. During 2020, we decided to discontinue the sale of third-party branded merchandise in conjunction with our decision to exit certain VF Outlet™ stores. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the Branded Direct-to-Consumer channel discussed above. Prior to 2020, the Other channel also included transactions with VF for pre-Separation activities, none of which continued in 2020. These transactions included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.

	Year Ended December 2020

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,101,148	$319,347	$10,244	$1,430,739
Non-U.S. Wholesale	147,738	214,493	2,024	364,255
Branded Direct-to-Consumer	100,528	153,780	22	254,330
Other	—	—	48,515	48,515
Total	$1,349,414	$687,620	$60,805	$2,097,839

Geographic revenues
U.S.	$1,189,060	$394,311	$58,781	$1,642,152
International	160,354	293,309	2,024	455,687
Total	$1,349,414	$687,620	$60,805	$2,097,839

Kontoor Brands, Inc. 2020 Form 10-K 65

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

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
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other includes sales of third-party branded merchandise at VF Outlet™ stores, sales and licensing of Rock & Republic® branded apparel, and sales of products manufactured for third-parties. During 2020, the Company decided to discontinue the sale of third-party branded merchandise in all VF Outlet™ stores in conjunction with our decision to exit certain of those stores. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments discussed above. Prior to 2020, the Other category also included transactions with VF for pre-Separation activities, none of which continued in 2020. These transactions included sales of VF-branded products at VF Outlet™ stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those included in Note 1 to the Company's financial statements, except as noted below.
Kontoor Brands, Inc. 2020 Form 10-K 66

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
After the Separation, as a standalone public company, the Company has allocated costs for certain centralized functions and programs to the Wrangler and Lee segments based on appropriate metrics such as usage or production of net revenues. These centralized functions and programs include, but are not limited to, information technology, human resources, supply chain, insurance and related benefit costs associated with those functions. Refer to Note 1 to the Company's financial statements for information on the allocation process applied to prepare the financial statements on a carve-out basis of accounting through the Separation date in 2019.
Corporate and other expenses, intangible asset impairment charges, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Year Ended December

(In thousands)	2020	2019	2018
Segment revenues:
Wrangler	$1,349,414	$1,518,112	$1,602,206
Lee	687,620	882,276	960,243
Total reportable segment revenues	2,037,034	2,400,388	2,562,449
Other revenues	60,805	148,451	201,549
Total net revenues	$2,097,839	$2,548,839	$2,763,998
Segment profit:
Wrangler	$244,892	$215,008	$265,981
Lee	37,912	68,214	92,756
Total reportable segment profit	$282,804	$283,222	$358,737
Non-cash impairment of intangible asset (1)	—	(32,636)	—
Corporate and other expenses	(143,065)	(90,117)	(30,916)
Interest income from former parent, net	—	3,762	7,738
Interest expense	(49,992)	(35,787)	(1,173)
Interest income	1,608	3,931	5,740
(Loss) profit related to other revenues	(18,419)	2,819	(48)
Income before income taxes	$72,936	$135,194	$340,078

(1) Represents an impairment charge recorded during the third quarter of 2019 related to the Rock & Republic® trademark. See Note 7 to the Company's financial statements.
For internal management purposes, segment assets are those used directly in or resulting from the operations of each business, which are accounts receivable and inventories. Segment assets included in the "Other" category represent balances related to the VF Outlet™ business and other corporate activities, and are provided for purposes of reconciliation as the "Other" category is not considered a reportable segment. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the chief operating decision maker at the segment level.

Kontoor Brands, Inc. 2020 Form 10-K 67

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents assets for the Company's reportable segments and a reconciliation to total asset balances:

(In thousands)	December 2020	December 2019
Segment assets:
Wrangler	$320,087	$378,041
Lee	221,217	238,763
Total reportable segment assets	541,304	616,804
Other accounts receivable and inventories	30,825	69,756
Total accounts receivable and inventories	$572,129	$686,560
Cash and equivalents	248,138	106,808
Prepaid expenses and other current assets	81,413	84,235
Property, plant and equipment, net	118,897	132,192
Operating lease assets	60,443	86,582
Goodwill and intangible assets	229,383	230,129
Deferred income tax assets	85,221	79,551
Other assets	150,192	111,099
Total assets	$1,545,816	$1,517,156
The following table presents supplemental information of net revenues by geographic area based on the location of the customer:

	Year Ended December

(In thousands)	2020	2019	2018
Revenues:
U.S.	$1,642,152	$1,909,947	$2,014,657
International	455,687	638,892	749,341
Total	$2,097,839	$2,548,839	$2,763,998
One customer accounted for 38%, 34% and 32% of the Company's total net revenues in 2020, 2019 and 2018, respectively. Sales to this customer are included in both the Wrangler and Lee reportable segments.
The following table presents property, plant and equipment, net by geographic area based on physical location:

(In thousands)	December 2020	December 2019
Property, plant and equipment, net:
U.S.	$69,481	$74,084
International	49,416	58,108
Total	$118,897	$132,192

Kontoor Brands, Inc. 2020 Form 10-K 68

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 4 — ACCOUNTS RECEIVABLE
The following table presents components of accounts receivable, net of allowance for doubtful accounts:

(In thousands)	December 2020	December 2019
Trade	$242,451	$230,588
Royalty and other	8,089	9,723
Total accounts receivable	250,540	240,311
Less: allowance for doubtful accounts	(19,143)	(11,852)
Accounts receivable, net	$231,397	$228,459
Allowance for Doubtful Accounts
The Company reviews the estimates used to calculate the allowance for doubtful accounts on a quarterly basis. At December 2020, the Company updated its evaluation of expected losses and related assumptions used in the allowance for doubtful accounts, including the impact of COVID-19.
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	Year Ended December 2020

Balance, December 2019	$11,852
Provision for expected credit losses	18,338
Accounts receivable balances written off (1)	(11,877)
Other (2)	830
Balance, December 2020	$19,143
(1) Accounts receivable balances written off against the allowance were primarily due to the bankruptcy of a major U.S. retail customer during the second quarter of 2020 as well as the impact of COVID-19.
(2) Other primarily includes the impact of foreign currency translation and recoveries of amounts previously written off, none of which were individually significant.
Sale of Trade Accounts Receivable
On April 1, 2019, the Company entered into an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. Under this agreement, up to $377.5 million of the Company’s trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold balances from "accounts receivable, net" in its balance sheet at the time of sale. The Company does not retain any interests in the sold trade accounts receivable but continues to service and collect outstanding trade accounts receivable on behalf of the financial institution.
Prior to April 1, 2019, the Company had a separate agreement with VF, pursuant to which the Company’s trade accounts receivable were sold as part of VF’s agreement with a financial institution. Under this agreement, the Company did not retain any interests in the sold trade accounts receivable but continued to service and collect outstanding trade accounts receivable on behalf of VF. Prior to the Separation, the amount due from VF for these sales was separately reflected in the Company's balance sheet within "due from former parent." As discussed in Note 22 to the Company's financial statements, all amounts were settled at the Separation date.
During 2020, 2019 and 2018, the Company sold total trade accounts receivable of $981.9 million, $1,035.4 million and $1,057.0 million, respectively. As of December 2020 and December 2019, $127.1 million and $188.1 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for these programs are reflected in the Company's statements of operations within "other expense, net" and were $2.0 million, $5.3 million and $5.1 million in 2020, 2019 and 2018, respectively. Net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.

Kontoor Brands, Inc. 2020 Form 10-K 69

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 5 — INVENTORIES
The following table presents components of inventories recorded in the Company's balance sheets:

(In thousands)	December 2020	December 2019
Finished products	$277,164	$383,643
Work-in-process	29,921	34,783
Raw materials	33,647	39,675
Total inventories	$340,732	$458,101

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
The following table presents components of property, plant and equipment, net recorded in the Company's balance sheets:

(In thousands)	December 2020	December 2019
Land and improvements	$9,732	$12,452
Buildings and improvements	154,839	178,303
Machinery and equipment	327,562	402,417
Property, plant and equipment, at cost	492,133	593,172
Less: accumulated depreciation and amortization	(373,236)	(460,980)
Property, plant and equipment, net	$118,897	$132,192
Depreciation expense was $23.7 million, $22.3 million and $23.8 million in 2020, 2019 and 2018, respectively.
During 2020, the Company assessed retail store assets, including property, plant and equipment, for impairment due to the decision to exit certain VF OutletTM locations as well as retail store closures resulting from COVID-19. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.

NOTE 7 — INTANGIBLE ASSETS
The following tables present components of intangible assets, net recorded in the Company's balance sheets:

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2020
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$47,066	$11,066
Indefinite-lived intangible assets:
Trademarks and trade names					4,925
Intangible assets, net					$15,991
Kontoor Brands, Inc. 2020 Form 10-K 70

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2019
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$46,058	$12,074
Customer relationships	15 years	Accelerated	10,627	9,919	708
Finite-lived intangible assets, net					12,782
Indefinite-lived intangible assets:
Trademarks and trade names					4,511
Intangible assets, net					$17,293
During the third quarter of 2019, the Company recorded a $32.6 million non-cash impairment charge, which was reflected within "non-cash impairment of intangible asset" in the Company's statement of operations and is included in the accumulated amortization balance at December 2019. The Company did not incur any impairment charges related to intangible assets during 2020 or 2018. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.
Amortization expense (excluding impairment charges) was $1.7 million, $3.0 million and $4.2 million for 2020, 2019 and 2018, respectively.
Estimated amortization expense for the next five years beginning in 2021 is $1.0 million each year.

NOTE 8 — GOODWILL
The following table presents changes in goodwill summarized by reportable segment:

(In thousands)	Wrangler	Lee	Total
Balance, December 2018	$132,344	$82,172	$214,516
Currency translation	(1,037)	(643)	(1,680)
Balance, December 2019	131,307	81,529	212,836
Currency translation	343	213	556
Balance, December 2020	$131,650	$81,742	$213,392
The Company did not record any impairment charges related to goodwill in 2020, 2019 or 2018 based on the results of its annual impairment testing. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.

NOTE 9 — OTHER ASSETS
The following table presents components of "other assets" as reflected in the Company's balance sheet:

(In thousands)	December 2020	December 2019
Investments held for deferred compensation plans (Note 12)	$50,394	$53,394
Capitalized computer software, net of accumulated amortization of $7,991 in 2020 and $3,592 in 2019	68,223	29,532
Deposits	7,448	8,925
Partnership stores and shop-in-shop costs, net of accumulated amortization of $26,811 in 2020 and $22,055 in 2019	4,260	5,210
Other	19,867	14,038
Total other assets	$150,192	$111,099

Kontoor Brands, Inc. 2020 Form 10-K 71

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type, including maintenance of ratios as defined in the Credit Agreement for consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated debt (the "Total Leverage Ratio") of 4.00 to 1.00 and EBITDA to consolidated interest expense (the "Consolidated Interest Coverage Ratio") of 3.00 to 1.00, both as measured over the most recent four consecutive fiscal quarters. In addition, beginning with the fiscal year ended December 2020, the Company is subject to additional mandatory repayments on Term Loan B if excess cash flow, as defined in the Credit Agreement, exceeds a specified threshold. Based on the fiscal 2020 calculation, no additional repayments were required under this excess cash flow provision.
On May 5, 2020, given the uncertainties of COVID-19 and the associated impact on future results of operations, the Company entered into an amendment to the Credit Agreement (the “Amendment”) to address potential financial covenant compliance issues during future reporting periods. The Amendment established a temporary relief period for the Company (the "Relief Period") for certain provisions regarding financial covenants including (i) increase of the maximum Total Leverage Ratio, (ii) addition of a minimum liquidity floor of $200.0 million, (iii) addition of a $250.0 million limit on available cash at the time of and immediately after new borrowings, and (iv) imposition of stricter limitations on investments, acquisitions, restricted payments (including dividends) and the incurrence of indebtedness. For quarterly measurement periods during the Relief Period, the Company was required to maintain a Total Leverage Ratio not to exceed 5.50 to 1.00, 5.50 to 1.00, 5.00 to 1.00 and 4.50 to 1.00 for the periods ended June 2020, September 2020, December 2020 and March 2021, respectively. The Relief Period was effective until the earlier of (i) the date on which a compliance certificate is delivered for the Company's quarter ended June 2021 or (ii) the date on which a compliance certificate is delivered in respect of the most recent ~~f~~iscal quarter demonstrating that the Company is in full compliance with all financial covenants that were in effect prior to the Amendment and upon the Company's written notification to the administrative agent that the Relief Period should end on such date. Based on our improving financial performance and cash flows, the Company provided written notification to the administrative agent that it had terminated the temporary Relief Period effective February 26, 2021.
As of December 2020, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period and the Company's operating results and cash flows do not continue to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the applicable financial covenants and require the Company to seek additional amendments to the Credit Agreement. If the Company were not able to enter into such amendments, this would lead to an event of default which, if not cured timely, could require the Company to repay its outstanding debt. In that situation, the Company may not be able to generate sufficient liquidity, through new or refinanced debt, equity financing or asset sales, to repay its outstanding debt.
Short-term Borrowings
At December 2020 and December 2019, the Company had $35.9 million and $47.8 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Short-term borrowings typically relate to outstanding balances under these arrangements which were $0.2 million and $1.1 million at December 2020 and December 2019, respectively, and primarily consist of letters of credit that are non-interest bearing to the Company. In addition, short-term borrowings at December 2020 include other debt of $0.9 million.
Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheets:

(In thousands)	December 2020	December 2019
Revolving Credit Facility	$—	$—
Term Loan A	694,241	695,111
Term Loan B	218,716	218,158
Total long-term debt	912,957	913,269
Less: current portion	(25,000)	—
Long-term debt, due beyond one year	$887,957	$913,269
Kontoor Brands, Inc. 2020 Form 10-K 72

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of December 2020, the Company had no outstanding borrowings under the Revolving Credit Facility and $7.3 million of outstanding standby letters of credit issued on behalf of the Company, leaving $492.7 million available for borrowing against this facility.
The interest rate per annum applicable to the Revolving Credit Facility and Term Loan A is either a base rate plus a margin or the applicable LIBOR rate plus a margin, at the Company's election. Outside of the Relief Period, the applicable margins and facility fee are subject to adjustments based on the Company's credit ratings and Total Leverage Ratio. The applicable margin varies from 37.5 to 125 basis points for base rate loans and from 137.5 to 225 basis points for LIBOR loans. The Company is also required to pay a facility fee to the lenders, varying from 20 to 40 basis points of the undrawn amount of the facility. During the Relief Period, the interest rate was either a base rate plus a margin of 225 basis points or the applicable LIBOR rate plus a margin of 325 basis points, at the Company’s election, and the facility fee was equal to 50 basis points of the undrawn amount of the Revolving Credit Facility.
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
Term Loan A had an outstanding principal amount of $700.0 million at December 2020 and December 2019, which is recorded net of unamortized deferred financing costs. As of December 2020, interest expense on Term Loan A was being recorded at an effective annual interest rate of 4.4%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap agreements.
Term Loan B had an outstanding principal amount of $223.0 million at December 2020 and December 2019, which is recorded net of unamortized deferred financing costs. As of December 2020, interest expense on Term Loan B was being recorded at an effective annual interest rate of 5.5%, including the amortization of original issue discount, deferred financing costs and the impact of the Company’s interest rate swap agreements.
On February 19, 2021, the Company made additional discretionary repayments of $10.0 million and $65.0 million on Term Loan A and Term Loan B, respectively.
The following table presents scheduled payments of long-term debt as of December 2020 for the next five years and thereafter:

(In thousands)	Future Principal Payments

2021	$25,000
2022	37,500
2023	37,500
2024	600,000
2025	13,000
Thereafter	210,000
923,000
Less: unamortized debt discount	(1,730)
Less: unamortized debt issuance costs	(8,313)
Total long-term debt	912,957
Less: current portion	(25,000)
Long-term debt, due beyond one year	$887,957

Kontoor Brands, Inc. 2020 Form 10-K 73

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 11 — ACCRUED LIABILITIES AND OTHER LIABILITIES
The following table presents components of "accrued liabilities" as reflected in the Company's balance sheets:

(In thousands)	December 2020	December 2019
Customer discounts, allowances and incentives	$58,873	$60,060
Compensation	38,948	36,315
Other taxes	23,797	22,995
Advertising	11,266	10,285
Derivative liabilities (Note 14)	7,166	2,058
Deferred compensation (Note 12)	6,919	6,528
Restructuring (Note 21)	6,520	2,172
Professional services	6,410	14,005
Income taxes payable	6,328	7,513
Customer deposits	5,017	9,273
Insurance	3,368	2,789
Contract liabilities (Note 2)	787	1,775
Other	17,553	18,976
Accrued liabilities	$192,952	$194,744
The following table presents components of "other liabilities" as reflected in the Company's balance sheets:

(In thousands)	December 2020	December 2019
Deferred compensation (Note 12)	$51,116	$53,601
Derivative liabilities (Note 14)	17,937	3,826
Income taxes payable	16,735	17,678
Pension liabilities (Note 12)	14,056	13,224
Insurance	1,082	875
Restructuring (Note 21)	221	—
Other	14,194	9,671
Other liabilities	$115,341	$98,875

NOTE 12 — RETIREMENT AND SAVINGS BENEFIT PLANS
Pension Plans
Shared Plans — Prior to the Separation, certain Company employees participated in U.S. and international defined benefit pension plans sponsored by VF (the "Shared Plans"), which included participants of other VF operations. The Company accounted for its participation in the Shared Plans as a multi-employer benefit plan. Accordingly, net pension costs specifically related to Company employees were reflected in the Company's statements of operations and the Company did not record an asset or liability in relation to the funded or unfunded status of the Shared Plans.
Prior to 2018, VF used a December 31 measurement date for the Shared Plans. Due to the change in VF’s fiscal year-end, VF changed the measurement date for all plans to March 31. Additionally, VF obtained interim remeasurements due to the curtailment and settlement transactions described further below.
Kontoor Brands, Inc. 2020 Form 10-K 74

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents net pension costs recognized by the Company related to the Shared Plans through the Separation date:

	Year Ended December

(In thousands)	2019	2018
Service cost	$726	$6,629
Non-service components	(3,166)	(5,059)
Curtailment losses	—	3,502
Settlement losses	—	1,188
Net pension (benefit) costs	$(2,440)	$6,260
All components of net pension (benefit) costs were recorded in the Company's statements of operations within "selling, general and administrative expenses" for all periods presented.
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
International Plans — At the Separation, $11.0 million of net pension obligations related to international employees were transferred to the Company, which consisted of $17.4 million of projected benefit obligations and $6.4 million of plan assets, along with $1.1 million of related accumulated other comprehensive losses.
The Company uses a December 31 measurement date for these plans. Net pension costs and obligations are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates, and other factors. The Company's selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.
The following table presents key components of pension costs, amounts recorded in the balance sheets and related key assumptions related to the international plans:

(In thousands)	Year Ended December 2020	Year Ended December 2019
Amount included in the statements of operations:
Net pension costs	$1,027	$680
Actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	0.68%	1.28%
Rate of inflation	1.80%	1.80%
Expected long-term return on plan assets	3.00%	3.00%
Rate of compensation increase	3.00%	3.00%

(In thousands)	December 2020	December 2019
Amount included in the balance sheets:
Projected benefit obligations	$22,764	$20,651
Fair value of plan assets	8,708	7,427
Funded status - recorded in other liabilities (Note 11)	$14,056	$13,224
Accumulated other comprehensive loss, pretax - net deferred amounts	(2,519)	(3,068)
Actuarial assumptions used to determine pension obligation:
Discount rate	0.64%	0.68%
Rate of compensation increase	2.90%	3.00%
Accumulated benefit obligations	$13,342	$11,636

Kontoor Brands, Inc. 2020 Form 10-K 75

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Net pension costs are reflected in the Company's statements of operations within "selling, general and administrative expenses." Plan assets are invested in group insurance contracts, the fair value of which are provided by the insurance companies (Level 2). Refer to Note 13 to the Company's financial statements for a description of the three levels of the fair value hierarchy.
Other Retirement and Savings Plans
The Company sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. At December 2020, the liability to the Company’s participants was $57.2 million, of which $6.8 million was recorded in "accrued liabilities" (Note 11) and $50.4 million was recorded in "other liabilities" (Note 11). At December 2019, the liability to the Company’s participants was $59.9 million, of which $6.5 million was recorded in "accrued liabilities" (Note 11) and $53.4 million was recorded in "other liabilities" (Note 11). The Company also sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. At December 2020, the Company's liability for this plan was $0.8 million, of which $0.1 million was recorded in "accrued liabilities" (Note 11) and $0.7 million was recorded in "other liabilities" (Note 11). At December 2019, the Company's liability for this plan was $0.2 million and was recorded in "other liabilities" (Note 11).
The Company has purchased publicly traded mutual funds in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company's insolvency. Accordingly, at December 2020, the fair value of these investments was $57.2 million, of which $6.8 million was recorded in "other current assets" and $50.4 million was recorded in "other assets" (Note 9). At December 2019, the fair value of these investments was $59.9 million, of which $6.5 million was recorded in "other current assets" and $53.4 million was recorded in "other assets" (Note 9).
The Company sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. The Company’s expense under these plans was $4.5 million in 2020, $7.9 million in 2019 and $11.0 million in 2018.

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
Kontoor Brands, Inc. 2020 Form 10-K 76

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

December 2020
Financial assets:
Cash equivalents:
Money market funds	$165,751	$165,751	$—	$—
Time deposits	4,978	4,978	—	—
Foreign currency exchange contracts	7,531	—	7,531	—
Investment securities	57,166	57,166	—	—
Financial liabilities:
Foreign currency exchange contracts	8,794	—	8,794	—
Interest rate swap agreements	16,309	—	16,309	—
Deferred compensation	58,035	—	58,035	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2019
Financial assets:
Cash equivalents:
Money market funds	$25,706	$25,706	$—	$—
Time deposits	4,788	4,788	—	—
Foreign currency exchange contracts	5,563	—	5,563	—
Investment securities	59,922	56,437	3,485	—
Financial liabilities:
Foreign currency exchange contracts	2,795	—	2,795	—
Interest rate swap agreements	3,089	—	3,089	—
Deferred compensation	60,129	—	60,129	—
The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign currency exchange contracts and interest rate swap agreements, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and observable interest rate yield curves for interest rate swap agreements. Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities. As of December 2020, these investments are comprised of mutual funds that are valued based on quoted prices in active markets (Level 1). During 2020, all Level 2 investments held in the Company's deferred compensation plans were removed and replaced with mutual fund investment options. Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments (Level 2).
Additionally, at December 2020, the carrying value of the Company's long-term debt, including the current portion, was $913.0 million compared to a fair value of $916.0 million. At December 2019, the carrying value of the Company's long-term debt was $913.3 million compared to a fair value of $906.1 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At December 2020 and December 2019, their carrying values approximated fair value due to the short-term nature of these instruments.

Kontoor Brands, Inc. 2020 Form 10-K 77

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, capitalized computer software, operating lease assets and goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. During 2020, the Company assessed retail store assets, including the related operating lease assets, for impairment due to retail store closures resulting from COVID-19 as well as the decision to exit certain VF OutletTM locations. Based on these analyses, the Company recorded charges of $5.9 million and $0.9 million related to the impairment of store operating lease assets and store property, plant and equipment, respectively, during the year ended December 2020 which were reflected within "selling, general and administrative expenses" in the Company's statement of operations.
During the three months ended September 2019, the Company determined that the exclusive domestic wholesale distribution and licensing agreement of the Rock & Republic® brand would not be extended. This was considered a triggering event that required management to perform a quantitative impairment analysis of the Rock & Republic® finite-lived trademark intangible asset. Based on this analysis, the Company recorded a $32.6 million non-cash impairment charge during the three months ended September 2019 which was reflected within "non-cash impairment of intangible asset" in the Company's statement of operations.
Annual Goodwill and Indefinite-lived Intangible Assets Impairment Analysis — Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of 2020 for all reporting units and indefinite-lived intangible assets. Based on results of the qualitative impairment assessment, further testing was not necessary and no impairment charges of goodwill or indefinite-lived intangible assets were recorded in 2020. Refer to Part II, Item 7 - Critical Accounting Policies and Estimates for additional discussion regarding non-recurring fair value measurements.

NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
On April 24, 2019, the Company began entering into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $295.0 million at December 2020 and $341.6 million at December 2019, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
On July 24, 2019, the Company entered into "floating to fixed" derivative agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $400.0 million and $475.0 million at December 2020 and December 2019, respectively. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship, although a limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that the hedging relationship has ceased to be highly effective, it would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of December 2020.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2020	December 2019	December 2020	December 2019
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$7,179	$5,199	$(8,640)	$(2,690)
Interest rate swap agreements	—	—	(16,309)	(3,089)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	352	364	(154)	(105)
Total derivatives	$7,531	$5,563	$(25,103)	$(5,884)
Kontoor Brands, Inc. 2020 Form 10-K 78

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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	December 2020		December 2019
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$7,531	$(25,103)	$5,563	$(5,884)
Gross amounts not offset in the balance sheet	(1,818)	1,818	(1,133)	1,133
Net amounts	$5,713	$(23,285)	$4,430	$(4,751)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	December 2020	December 2019
Prepaid expenses and other current assets	$5,773	$4,303
Accrued liabilities	(7,166)	(2,058)
Other assets	1,758	1,260
Other liabilities	(17,937)	(3,826)
Cash Flow Hedges
The following tables present the effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

(In thousands)	Gain (Loss) on Derivatives Recognized in AOCL

Cash Flow Hedging Relationships	Year Ended December 2020	Year Ended December 2019
Foreign currency exchange contracts	$(8,193)	$3,683
Interest rate swap agreements	(18,224)	(1,954)
Total	$(26,417)	$1,729

(In thousands)	Gain (Loss) Reclassified from AOCL into Income

Location of Gain (Loss)	Year Ended December 2020	Year Ended December 2019
Net revenues	$(458)	$(844)
Cost of goods sold	3,171	6,745
Other expense, net	149	343
Interest expense	(5,004)	1,136
Total	$(2,142)	$7,380
During 2020, the Company determined that, due to a reduction in forecasted sales, it was probable that forecasted transactions of certain foreign currency cash flow hedges would no longer occur as originally expected. Accordingly, $0.3 million of gains related to the ineffective portion of these contracts were reclassified from AOCL into earnings during the year ended December 2020. There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during 2019.

Kontoor Brands, Inc. 2020 Form 10-K 79

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
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
The following table presents a summary of these derivatives included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income

Derivatives Not Designated as Hedges		Year Ended December 2020	Year Ended December 2019
Foreign currency exchange contracts	Net revenues	$90	$—
	Cost of goods sold	(2,749)	829
	Other expense, net	(1)	—
Total		$(2,660)	$829
Other Derivative Information
At December 2020, AOCL included $9.1 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 fiscal months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company's comprehensive income consists of net income and specified components of other comprehensive (loss) income ("OCL"), which relate to changes in assets and liabilities that are not included in net income but are instead deferred and accumulated within a separate component of equity in the Company's balance sheets. The Company's comprehensive income is presented in the Company's statements of comprehensive income.
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	December 2020	December 2019	December 2018
Foreign currency translation	$(80,178)	$(84,118)	$(145,182)
Defined benefit pension plans	(1,889)	(2,301)	—
Derivative financial instruments	(12,740)	6,721	—
Accumulated other comprehensive loss	$(94,807)	$(79,698)	$(145,182)
Kontoor Brands, Inc. 2020 Form 10-K 80

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents changes in AOCL and related tax impact:

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2017	$(122,482)	$—	$—	$(122,482)
Other comprehensive income (loss)	(22,700)	—	—	(22,700)
Net other comprehensive income (loss)	(22,700)	—	—	(22,700)
Balance, December 2018	$(145,182)	$—	$—	$(145,182)
Other comprehensive income (loss) before reclassifications	3,167	(2,010)	1,729	2,886
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(7,380)	(7,380)
Net other comprehensive income (loss)	3,167	(2,010)	(5,651)	(4,494)
Amounts transferred from former parent	57,897	(1,058)	11,645	68,484
Income taxes	—	767	727	1,494
Balance, December 2019	(84,118)	(2,301)	6,721	(79,698)
Other comprehensive income (loss) before reclassifications	3,940	490	(26,417)	(21,987)
Amounts reclassified from accumulated other comprehensive income (loss)	—	59	2,142	2,201
Net other comprehensive income (loss)	3,940	549	(24,275)	(19,786)
Income taxes	—	(137)	4,814	4,677
Balance, December 2020	$(80,178)	$(1,889)	$(12,740)	$(94,807)
The following table presents reclassifications out of AOCL:

(In thousands)		Year Ended December

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements	2020	2019	2018
Defined benefit pension plans:
Net change in deferred losses (gains) during the period	Selling, general and administrative expenses	$(59)	$—	$—
Total before tax		(59)	—	—
Income taxes	Income taxes	15	—	—
Net of tax		(44)	—	—
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(458)	$(844)	$—
Foreign currency exchange contracts	Cost of goods sold	3,171	6,745	—
Foreign currency exchange contracts	Other expense, net	149	343	—
Interest rate swap agreements	Interest expense	(5,004)	1,136	—
Total before tax		(2,142)	7,380	—
Income taxes	Income taxes	600	(706)	—
Net of tax		(1,542)	6,674	—
Total reclassifications for the period, net of tax		$(1,586)	$6,674	$—

Kontoor Brands, Inc. 2020 Form 10-K 81

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 16 — STOCK-BASED COMPENSATION
Description of Plans
Pursuant to the Kontoor Brands, Inc. 2019 Stock Compensation Plan (the "2019 Plan"), the Company is authorized to grant equity-based awards to officers, key employees and nonemployee members of the Company’s Board of Directors in the form of options, time-based restricted stock units (“RSUs”), performance-based restricted stock units ("PRSUs") and restricted stock awards ("RSAs"). The 2019 Plan also allowed for the issuance of replacement grants related to the conversion of VF awards for employees that transferred from VF to the Company (defined below as “Converted Awards”). A maximum of 7.5 million shares of Common Stock, plus shares subject to Converted Awards, may be issued under the 2019 Plan. As of December 2020, 5.1 million shares remained available for future grants. Shares distributed under the 2019 Plan are issued from Kontoor's authorized but unissued Common Stock.
Substantially all of the Company’s outstanding awards are classified as equity awards, which are accounted for within stockholders’ equity in the Company's balance sheet. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. Awards that do not vest are forfeited.
Conversion at Separation
Prior to the Separation, certain Company employees participated in the VF amended and restated 1996 Stock Compensation Plan (the "VF Plan"). In accordance with the terms of the Separation, share-based awards granted to Company employees under the VF Plan ("VF Awards") were converted at the time of Separation to options, RSUs, PRSUs and RSAs totaling approximately 2.4 million shares of Kontoor Common Stock (the "Converted Awards"). Certain stock option and PRSU awards were retained by VF to be settled in accordance with their original terms under the VF Plan.
Stock-based Compensation Expense
For the year ended December 2020 and for the period from the Separation date through December 2019, stock-based compensation includes expense related to grants under the 2019 Plan including the Converted Awards, as well as the expense related to grants remaining under the VF Plan.
Prior to the Separation date, stock-based compensation expense was presented on a carve-out basis, and included expense for VF grants related directly to employees that were historically dedicated to the Jeanswear business ("direct employees") as well as an allocation of VF’s corporate and shared employee stock-based compensation expenses. Of the total stock-based compensation expense recognized by the Company in 2019 (through the Separation date) and 2018, $7.3 million and $10.9 million, respectively, related to direct employees and $2.2 million and $4.0 million, respectively, related to allocations of VF’s corporate and shared employee stock-based compensation expenses.
The following table presents total stock-based compensation expense and the associated income tax benefits recognized in the statements of operations for all awards:

	Year Ended December

(In thousands)	2020	2019	2018
Stock-based compensation expense	$15,948	$23,844	$14,894
Income tax benefits	2,769	5,011	3,692
There were no material amounts of stock-based compensation costs included in inventory at December 2020, December 2019 and December 2018.
At December 2020, there was $18.9 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of approximately 1.23 years.
During 2020, there were 102,300 shares withheld to settle employee tax withholding related to vesting of awards.
Time and Performance-based Restricted Stock Units
Kontoor grants RSUs to certain key employees and nonemployee members of the Board of Directors. Each employee RSU entitles the holder to one share of Kontoor Common Stock and typically vests over a three-year period. Each RSU granted to a nonemployee member of the Board of Directors vests upon grant and will be settled in one share of Kontoor Common Stock one year from the date of grant.
Kontoor also grants PRSUs that enable employees to receive shares of Kontoor Common Stock at the end of a two or three-year performance period. Each PRSU has a potential final payout ranging from zero to two shares of Kontoor Common Stock. The number
Kontoor Brands, Inc. 2020 Form 10-K 82

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
of shares earned by participants, if any, is based on achievement of annually established performance goals set by the Talent and Compensation Committee of the Kontoor Board of Directors. Shares earned will be issued to participants following the conclusion of the two and three-year performance periods. Compensation expense for all PRSUs expected to vest is recognized over the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees, when attainment of the performance goal is deemed probable.
For PRSUs, the actual number of shares earned may also be adjusted upward or downward by 25% of the target award based on how Kontoor’s total shareholder return (“TSR”) compares to the TSR for companies included in the Russell 3000 Index over a two-year and three-year period for the 2019 and 2020 grants, respectively. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, which was $(0.67) per share for the 2019 period. There was no TSR-based adjustment for the 2020 period.
Dividend equivalents on the RSUs and PRSUs accumulate during the vesting period, are payable in additional shares of Kontoor Common Stock when the RSUs and PRSUs vest, and are subject to the same risk of forfeiture as the RSUs and PRSUs.
The grant date fair value of RSUs and PRSUs is equal to the per share fair market value of the underlying Kontoor Common Stock on each grant date.
Prior to the Separation, VF granted PRSUs that enabled employees to receive shares of VF Common Stock in the year following the conclusion of a three-year performance period. Each PRSU had a potential final payout ranging from zero to two shares of VF Common Stock. The number of shares earned by participants, if any, was based on achievement performance goals set by the Talent and Compensation Committee of VF’s Board of Directors, which were annual performance goals for the 2016 and 2017 grants and a three-year performance goal for the 2018 grants. All of the 2016 PRSUs and a portion of the 2017 and 2018 PRSUs were retained by VF to be paid out under the original terms of the awards, and the remaining 2017 and 2018 PRSUs were converted to shares of Kontoor PRSUs at the Separation. In addition, VF granted RSUs to employees as part of its annual stock compensation program during 2018. All of these awards were converted to Kontoor RSUs at the Separation.
The following table presents PRSU and RSU activity from December 2019 to December 2020:

	Performance-based		Time-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 2019	504,297	$32.06	626,876	$31.71
Granted	332,274	16.44	313,391	16.63
Modified	—	42.99	—	—
Dividend equivalents	—	—	16,561	29.26
Issued as Common Stock	—	—	(282,610)	31.96
Forfeited/canceled	(42,751)	26.53	(40,953)	27.45
Outstanding at December 2020	793,820	$31.59	633,265	$24.34
Vested at December 2020	230,958	$30.27	26,762	$15.51
During the third quarter of 2020, management concluded that the Company was not probable of achieving the minimum thresholds of the 2020 performance period goals associated with its PRSU awards and recorded as a $2.2 million adjustment to reverse all stock compensation expense previously recorded for these awards. On December 15, 2020, the Talent and Compensation Committee of the Board of Directors modified the 2020 performance goals, which affected approximately 270,000 shares held by approximately 200 employees. The modified awards had a fair value of $42.99 per share based on the fair market value of the underlying Kontoor Common Stock on the modification date, and the value of the modified awards is being recognized as compensation expense from the modification date through the shorter of the remaining requisite service period or the vesting period, including accelerated recognition for retirement eligible employees, for all awards expected to vest. The total value of the modified awards, as adjusted for the expected payout percentage under the modified performance goals, was $8.8 million, of which $2.9 million was recorded as compensation expense during the fourth quarter of 2020.
The weighted average fair value of PRSUs granted under the 2019 Plan during the years ended December 2020 and December 2019 was $16.44 and $32.27 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
The weighted average fair value of RSUs granted under the 2019 Plan during the years ended December 2020 and December 2019 was $16.63 and $32.52 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.

Kontoor Brands, Inc. 2020 Form 10-K 83

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
At December 2020, the fair value of PRSUs and RSUs outstanding was $32.2 million and $25.7 million, respectively.
Restricted Stock Awards
Prior to the Separation, VF granted RSAs of VF Common Stock to certain members of management with vesting periods of up to five years from the grant date. Dividends accumulate in the form of additional RSAs and are subject to the same risk of forfeiture as the RSAs. These awards were converted to Kontoor RSAs at the Separation. They generally have the same terms and conditions as the original awards and are being amortized ratably over the remaining vesting periods. No new RSAs have been granted by the Company subsequent to the Separation.
The following table presents RSA activity from December 2019 to December 2020:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 2019	194,151	$25.15
Dividend equivalents	4,609	25.04
Vested	(69,393)	25.53
Nonvested shares at December 2020	129,367	$24.95
The fair value of nonvested RSAs was $5.2 million at December 2020. The fair value of the shares that vested during the years ended December 2020 and December 2019 (since the Separation) was $1.7 million and $2.6 million, respectively.
Stock Options
Prior to the Separation, VF granted stock options to employees that transferred from VF to the Company with the Separation. All employee stock options were included in the Converted Awards as discussed above except for retirement eligible employees, whose options remained with VF. The adjusted exercise price and outstanding quantities of the Converted Awards are included in the table below and no new stock options have been granted by the Company subsequent to the Separation.
Employee stock options vest in equal annual installments over three years, and compensation cost is recognized ratably over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. All options have ten-year terms.
The following table presents stock option activity for the year ended December 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at December 2019	1,716,022	$26.16	6.6	$28,016
Exercised	(193,713)	23.47
Forfeited/cancelled	(48,211)	28.38
Outstanding at December 2020	1,474,098	$26.45	5.6	$20,806
Exercisable at December 2020	1,319,211	$25.91	5.4	$19,322
The total fair value of stock options that vested during 2020 and 2019 (since the Separation) was $7.0 million and $0.3 million, respectively. The total intrinsic value of stock options exercised during 2020 and 2019 (since the Separation) was $3.1 million and $2.0 million, respectively.

Kontoor Brands, Inc. 2020 Form 10-K 84

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 17 — INCOME TAXES
As discussed in Note 1 to the Company's financial statements, income taxes for periods prior to the Separation were prepared on a carve-out basis of accounting.
The following table presents income before income taxes for which the provision for income taxes was computed:

	Year Ended December

(In thousands)	2020	2019	2018
Domestic	$18,965	$61,691	$159,716
Foreign	53,971	73,503	180,362
Income before income taxes	$72,936	$135,194	$340,078
The following table presents components of the provision for income taxes:

	Year Ended December

(In thousands)	2020	2019	2018
Current:
Federal	$(2,888)	$14,831	$29,670
Foreign	6,023	23,017	32,501
State	(828)	4,866	12,303
Total current income taxes	2,307	42,714	74,474
Deferred:
Federal and state	10,140	(5,912)	4,067
Foreign	(7,434)	1,738	(1,536)
Total deferred income taxes	2,706	(4,174)	2,531
Total provision for income taxes	$5,013	$38,540	$77,005
The following table presents a reconciliation of the differences between income taxes computed by applying the statutory federal income tax rate and income tax expense reported in the financial statements:

	Year Ended December

(In thousands)	2020	2019	2018
Tax at federal statutory rate	$15,316	$28,391	$71,416
State income taxes, net of federal tax benefit	150	2,476	10,532
Foreign rate differences	(6,689)	(8,983)	(5,125)
Tax reform	(6,170)	258	5,526
Employee compensation	(272)	(3,169)	(2,692)
Adjustments to opening balances	(2,797)	1,928	—
Change in valuation allowance	3,900	17,025	(2,707)
Global intangible low-tax income ("GILTI")	2,345	2,437	—
Change in indefinite reinvestment assertions	—	(3,914)	—
Other	(770)	2,091	55
Income taxes	$5,013	$38,540	$77,005
Foreign rate differences include tax benefits of $3.0 million, $4.3 million and $2.8 million in 2020, 2019 and 2018, respectively, from statutorily exempt foreign income.
Income tax expense includes tax benefits of $0.2 million, $0.6 million and $5.8 million in 2020, 2019 and 2018, respectively, from favorable audit outcomes on certain tax matters and from expiration of statutes of limitations.

Kontoor Brands, Inc. 2020 Form 10-K 85

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
On January 17, 2020, the Swiss canton of Ticino formally adopted The Federal Act on Tax and AVS Financing (“Swiss Tax Act”). Revaluation of deferred income tax asset and liability positions under the Swiss Tax Act had a one-time impact to tax expense of $6.2 million in 2020. The Company recognized net charges of $0.3 million and $5.5 million in 2019 and 2018, respectively, for the finalization of the tax impacts of the Tax Cuts and Jobs Act pursuant to Staff Accounting Bulletin (“SAB”) 118.
The following table presents the components of deferred income tax assets and liabilities:

(In thousands)	December 2020	December 2019
Deferred income tax assets:
Inventories	$11,093	$7,811
Deferred compensation	10,977	13,816
Other employee benefits	10,297	10,125
Stock-based compensation	5,734	8,076
Other accrued expenses	31,961	27,369
Intangible assets	27,006	21,356
Leases	16,627	20,219
Operating loss carryforwards	23,372	9,779
Gross deferred income tax assets	137,067	118,551
Less: valuation allowance	(23,118)	(16,699)
Net deferred income tax assets	113,949	101,852
Deferred income tax liabilities:
Leases	14,747	19,417
Depreciation	15,657	2,959
Taxes on unremitted earnings	2,760	2,163
Other deferred income tax liabilities	—	221
Deferred income tax liabilities	33,164	24,760
Total net deferred income tax assets	$80,785	$77,092
Amounts included in the balance sheets:
Deferred income tax assets	$85,221	$79,551
Deferred income tax liabilities	(4,436)	(2,459)
	$80,785	$77,092
At the end of 2020, the Company is asserting indefinite reinvestment on foreign earnings totaling $19.4 million. The Company has determined the unrecorded deferred income tax liability associated with the $19.4 million basis difference is approximately $0.8 million, primarily related to withholding taxes.
The Company has $14.1 million of potential tax benefits for foreign operating loss carryforwards, $0.7 million of which have an unlimited carryforward life. In addition, there are $9.3 million of potential tax benefits for state operating loss and credit carryforwards that expire between 2021 and 2039.
A valuation allowance has been provided where it is more likely than not that deferred income tax assets related to operating loss carryforwards will not be realized. Valuation allowances totaled $7.5 million for available foreign operating loss carryforwards, $8.9 million for available state operating loss and credit carryforwards, $6.2 million for other foreign deferred income tax assets, and $0.5 million for other state deferred income tax assets. During 2020, the Company recorded tax expense for a net increase in valuation allowances of $1.2 million related to state operating loss and credit carryforwards as well as other state deferred income tax assets, and a net increase in valuation allowances of $5.2 million related to current year foreign operating losses and other deferred income tax assets, inclusive of foreign currency effects.
Kontoor Brands, Inc. 2020 Form 10-K 86

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents a reconciliation of the change in the accrual for unrecognized income tax benefits:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, December 2017	$51,263	$2,488	$53,751
Additions for current year tax positions	2,458	8	2,466
Additions for prior year tax positions	6,286	2,870	9,156
Reductions for prior year tax positions	(191)	—	(191)
Reductions due to statute expirations	(5,735)	(427)	(6,162)
Balance, December 2018	54,081	4,939	59,020
Additions for current year tax positions	1,260	—	1,260
Additions for prior year tax positions	4,881	2,632	7,513
Reductions for prior year tax positions	(3,680)	(318)	(3,998)
Reductions due to statute expirations	(674)	(127)	(801)
Payments in settlement	(205)	(183)	(388)
Amounts transferred to former parent	(41,986)	(2,728)	(44,714)
Balance, December 2019	13,677	4,215	17,892
Additions for current year tax positions	138	—	138
Additions for prior year tax positions	350	872	1,222
Reductions for prior year tax positions	(1,881)	(201)	(2,082)
Reductions due to statute expirations	(192)	(22)	(214)
Payments in settlement	(199)	—	(199)
Balance, December 2020	$11,893	$4,864	$16,757

(In thousands)	December 2020	December 2019
Amounts included in the balance sheets:
Unrecognized income tax benefits, including interest and penalties	$16,757	$17,892
Less: deferred tax benefits	(3,338)	(3,626)
Total unrecognized tax benefits	$13,419	$14,266
The unrecognized tax benefits of $13.4 million at the end of 2020, if recognized, would reduce the annual effective tax rate.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Company’s 2019 tax year remains open and is subject to examination by the Internal Revenue Service. In addition, the Company is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s financial statements. Management believes that some of these audits and negotiations will conclude during the next 12 months. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.6 million within the next 12 months due to settlement of audits and expiration of statutes of limitations, $0.5 million of which would reduce income tax expense.

Kontoor Brands, Inc. 2020 Form 10-K 87

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 18 — EARNINGS PER SHARE
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
The following table presents the calculations of basic and diluted EPS:

	Year Ended December

(In thousands, except per share amounts)	2020	2019	2018
Net income	$67,923	$96,654	$263,073
Basic weighted average shares outstanding	56,994	56,688	56,648
Dilutive effect of stock-based awards	864	521	—
Diluted weighted average shares outstanding	57,858	57,209	56,648
Earnings per share:
Basic earnings per share	$1.19	$1.71	$4.64
Diluted earnings per share	$1.17	$1.69	$4.64
A total of 0.8 million and 0.1 million shares related to stock-based awards were excluded from the diluted earnings per share calculations for the years ended December 2020 and December 2019, respectively, because the effect of their inclusion would have been anti-dilutive.
For the years ended December 2020 and December 2019, respectively, a total of 0.4 million and 0.3 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

Kontoor Brands, Inc. 2020 Form 10-K 88

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 19 — LEASES
In April 2020, the FASB provided interpretive guidance that simplifies accounting for rent concessions, including rent deferrals, that are a direct consequence of COVID-19. In response to temporary store closures related to COVID-19, the Company negotiated rent deferrals and other rent concessions with its landlords. The Company has elected to not evaluate whether a COVID-19 related rent concession constitutes a lease modification and has accounted for rent deferrals or other rent concessions as lease modifications in accordance with existing Accounting Standards Codification ("ASC") 842 guidance.
During 2020, the Company assessed retail store assets, including the related operating lease assets, for impairment due to the decision to exit certain VF OutletTM locations as well as retail store closures resulting from COVID-19. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.
The following table presents lease-related assets and liabilities recorded in the Company's balance sheets:

(In thousands)	December 2020	December 2019
Assets
Operating lease assets, noncurrent	$60,443	$86,582
Total lease assets	$60,443	$86,582

Liabilities
Operating lease liabilities, current	$27,329	$35,389
Operating lease liabilities, noncurrent	39,806	54,746
Total lease liabilities	$67,135	$90,135

Weighted-average remaining lease term (in years)
Operating leases	3.89	3.85
Weighted-average discount rate
Operating leases	4.08%	3.15%
Lease costs
The following table presents certain information related to lease costs for operating leases:

(In thousands)	Year Ended December 2020	Year Ended December 2019
Operating lease costs	$40,906	$37,743
Short-term lease costs (excluding leases of one month or less)	1,114	3,043
Variable lease costs	3,960	5,300
Total lease costs	$45,980	$46,086
Other information
The following table presents supplemental cash flow and non-cash information related to operating leases:

(In thousands)	Year Ended December 2020	Year Ended December 2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$45,225	$46,239
Right-of-use operating lease assets obtained in exchange for new operating leases - non-cash activity	$2,591	$39,874

Kontoor Brands, Inc. 2020 Form 10-K 89

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents future maturities of operating lease liabilities as of December 2020:

(In thousands)	Lease Obligations
2021	$29,402
2022	15,490
2023	11,578
2024	7,476
2025	2,899
Thereafter	5,881
Total future minimum lease payments	72,726
Less: amounts related to imputed interest	(5,591)
Present value of future minimum lease payments	67,135
Less: operating lease liabilities, current	27,329
Operating lease liabilities, noncurrent	$39,806
As of December 2020, the Company had entered into approximately $0.6 million of operating lease arrangements, on an undiscounted basis, that had not yet commenced. The Company continuously monitors and may negotiate contract amendments that include extensions or modifications to existing leases.

Kontoor Brands, Inc. 2020 Form 10-K 90

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 20 — COMMITMENTS
The Company is obligated under noncancelable operating leases. Refer to Note 19 to the Company's financial statements for additional information related to future lease payments.
The Company has entered into licensing agreements that provide the Company rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized within "cost of goods sold" in the statements of operations. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $1.0 million, $0.1 million, $0.1 million and $0.1 million for 2021 through 2024, respectively. There are currently no payments due beyond 2024.
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, contract production and finished products. These agreements typically range from one to five months in duration and will require total payments of $371.6 million in 2021.
The Company has entered into commitments for (i) service and maintenance agreements related to management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $57.6 million, $30.0 million, $21.3 million, $17.5 million, $14.9 million and $17.7 million for 2021 through 2025 and thereafter, respectively.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $40.2 million as of December 2020. These commitments would only be drawn upon if the Company were to fail to meet related claims or other obligations.

Kontoor Brands, Inc. 2020 Form 10-K 91

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 21 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities. In 2020, costs primarily related to the decision to exit certain VF OutletTM stores and the transition of our India business to a licensing model, as well as COVID-19 impacts. In 2019, costs primarily related to the transition of our CASA business to a licensing model and closures of certain manufacturing facilities. In 2018, costs primarily related to pre-Separation cost optimization of business activities.
Of the $25.4 million of restructuring charges recognized during 2020, $20.8 million were reflected within "selling, general and administrative expenses" and $4.6 million within "cost of goods sold." Of the $24.6 million of restructuring charges recognized during 2019, $13.8 million were reflected within "selling, general and administrative expenses" and $10.8 million within "cost of goods sold." Of the $20.4 million of restructuring charges recognized during 2018, $9.1 million were reflected within "selling, general and administrative expenses" and $11.3 million within "cost of goods sold."
Of the $6.7 million total restructuring accrual reported in the Company's balance sheet at December 2020, $6.5 million is expected to be paid out within the next 12 fiscal months and is classified within "accrued liabilities." The remaining $0.2 million is classified within "other liabilities." All of the $2.2 million total restructuring accrual reported in the Company's balance sheet at December 2019 was classified within "accrued liabilities."
The following table presents the components of restructuring charges:

	Year Ended December

(In thousands)	2020	2019	2018
Severance and employee-related benefits	$14,725	$14,903	$20,385
Asset impairments	4,587	1,596	—
Inventory write-downs	3,645	4,403	—
Other	2,486	3,660	—
Total restructuring charges	$25,443	$24,562	$20,385

Kontoor Brands, Inc. 2020 Form 10-K 92

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents the restructuring costs by business segment:

	Year Ended December

(In thousands)	2020	2019	2018
Wrangler	$6,616	$17,613	$13,358
Lee	5,702	6,685	6,592
Corporate and other	13,125	264	435
Total	$25,443	$24,562	$20,385
The following table presents activity in the restructuring accrual for the years ending December 2020 and December 2019:

(In thousands)	Severance	Other	Total
Accrual at December 2018	$23,249	$—	$23,249
Charges	14,903	3,660	18,563
Cash payments	(31,201)	(839)	(32,040)
Adjustments to accruals	1,663	—	1,663
Currency translation	(58)	(197)	(255)
Adjustment at Separation	(6,384)	(2,624)	(9,008)
Accrual at December 2019	$2,172	$—	$2,172
Charges	14,725	—	14,725
Cash payments	(8,390)	—	(8,390)
Adjustments to accruals	(1,847)	—	(1,847)
Currency translation	81	—	81
Accrual at December 2020	$6,741	$—	$6,741

NOTE 22 — TRANSACTIONS WITH FORMER PARENT
In connection with the Separation, the Company entered into several agreements with VF that govern the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Kontoor Intellectual Property License Agreement, the VF Intellectual Property License Agreement and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, the Company and VF agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities, and other limited finance and accounting-related services for periods up to 18 months, which may be extended subject to the mutual agreement of both parties. On November 12, 2020, the Transition Services Agreement was extended by up to three months for certain services. The Company also entered into certain commercial arrangements with VF. Revenues, expenses and operating expense reimbursements under these agreements are recorded within the reportable segments or within the "corporate and other expenses" line item in the reconciliation of segment profit in Note 3 to the Company's financial statements, based on the nature of the arrangements.
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
Sales and Purchases To and From Former Parent
The Company's sales to VF through the Separation date were $14.1 million in 2019, and $51.0 million in 2018, which were included within "net revenues" in the Company's statements of operations. The Company's cost of goods sold includes items purchased from VF totaling $0.5 million through the Separation date in 2019, and $2.1 million in 2018. At December 2019, the aggregate amount of inventories purchased from VF that remained on the Company's balance sheet was approximately $0.4 million, substantially all of which was sold during 2020.

Kontoor Brands, Inc. 2020 Form 10-K 93

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Notes To and From Former Parent
All notes to and from former parent were settled in connection with the Separation and there were no remaining balances as of December 2019.
The Company recorded net interest income related to these notes of $3.8 million through the Separation date in 2019, and $7.7 million in 2018, which was included within "interest income from former parent, net" in the Company's statements of operations.
Due To and From Former Parent
All amounts due to and from former parent were settled in connection with the Separation and there were no remaining balances as of December 2019.
Net Transfers To and From VF
Net transfers to and from VF are included within "former parent investment" in the statements of equity.
The following table presents components of the transfers to and from VF:

(In thousands)	December 2019 (a)	December 2018
General financing activities	$(723,155)	$(32,498)
Corporate allocations	47,903	113,581
Stock-based compensation expense	9,582	14,894
Pension (benefit) costs	(2,246)	6,260
Purchases from parent	3,193	998
Sales to parent	(13,988)	(50,962)
Other income tax	10,863	64,150
Transition tax related to the Tax Act	3,937	5,716
Cash dividend to former parent	(1,032,948)	—
Total net transfers to former parent	$(1,696,859)	$122,139

(a) Activity reflected through the Separation date.

NOTE 23 — SUBSEQUENT EVENT
Dividend
On February 23, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.40 per share of the Company's Common Stock. The cash dividend will be payable on March 19, 2021, to shareholders of record at the close of business on March 9, 2021.
Kontoor Brands, Inc. 2020 Form 10-K 94

Schedule II — Valuation and Qualifying Accounts

		ADDITIONS
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(In thousands)
Year ended December 2018
Allowance for doubtful accounts (a)	$9,230	7,025	—	5,706	$10,549
Valuation allowance for deferred income tax assets (b)	$26,882	—	—	2,707	$24,175
Year ended December 2019
Allowance for doubtful accounts (a)	$10,549	5,988	—	4,685	$11,852
Valuation allowance for deferred income tax assets (b)	$24,175	17,025	—	24,501	$16,699
Year ended December 2020
Allowance for doubtful accounts (a)	$11,852	18,338	—	11,047	$19,143
Valuation allowance for deferred income tax assets (b)	$16,699	3,900	2,519	—	$23,118

(a)Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.
(b)Amounts charged to costs and expenses relate to circumstances where it is more likely than not that deferred income tax assets will not be realized as well as the effects of foreign currency translation. As a result of the Separation in 2019, a $24.5 million decrease in valuation allowances was recorded within "former parent investment" in the financial statements, since the corresponding tax attributes reported by the Company on a carve-out basis were not transferred to the Company, as discussed in Note 1 to the Company's financial statements.

Kontoor Brands, Inc. 2020 Form 10-K 95