Form 10-K/A
period 2021-01-02
Kontoor Brands, Inc.
filed 2021-05-12
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Kontoor Brands, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2021 (the “Original Filing”), to file revised certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). Because no financial statements are contained within this Amendment, paragraph 3 of the Section 302 Certifications has been omitted. The revised Section 302 Certifications are attached to this Amendment as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to refer to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings with the SEC.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
3. Exhibits:
The following exhibits are filed as part of this Amendment.

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

KONTOOR BRANDS, INC.

May 12, 2021	By:	/s/ Scott H. Baxter
Scott H. Baxter President and Chief Executive Officer (Principal Executive Officer)