Form 10-Q
period 2021-04-03
Kontoor Brands, Inc.
filed 2021-05-12
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of April 30, 2021 was 57,631,495.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 2021	December 2020	March 2020
ASSETS
Current assets
Cash and equivalents	$229,542	$248,138	$479,366
Accounts receivable, net	221,031	231,397	213,080
Inventories	350,151	340,732	488,750
Prepaid expenses and other current assets	74,003	81,413	78,597
Total current assets	874,727	901,680	1,259,793
Property, plant and equipment, net	113,693	118,897	129,884
Operating lease assets	65,478	60,443	83,022
Intangible assets, net	15,544	15,991	16,914
Goodwill	212,920	213,392	211,739
Other assets	237,313	235,413	200,443
TOTAL ASSETS	$1,519,675	$1,545,816	$1,901,795
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$947	$1,114	$3,487
Current portion of long-term debt	24,375	25,000	—
Accounts payable	194,891	167,240	149,922
Accrued liabilities	184,047	192,952	180,538
Operating lease liabilities, current	28,473	27,329	32,781
Total current liabilities	432,733	413,635	366,728
Operating lease liabilities, noncurrent	42,843	39,806	54,150
Other liabilities	118,905	119,777	110,666
Long-term debt	790,930	887,957	1,388,736
Commitments and contingencies
Total liabilities	1,385,411	1,461,175	1,920,280
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at March 2021, December 2020 and March 2020	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 57,513,619 at March 2021; 57,254,611 at December 2020 and 56,930,737 at March 2020	—	—	—
Additional paid-in capital	186,769	172,297	153,966
Retained earnings (accumulated deficit)	44,192	7,151	(38,989)
Accumulated other comprehensive loss	(96,697)	(94,807)	(133,462)
Total equity (deficit)	134,264	84,641	(18,485)
TOTAL LIABILITIES AND EQUITY	$1,519,675	$1,545,816	$1,901,795

See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March

(In thousands, except per share amounts)	2021	2020
Net revenues	$651,762	$504,498
Costs and operating expenses
Cost of goods sold	351,182	313,734
Selling, general and administrative expenses	207,404	190,928
Total costs and operating expenses	558,586	504,662
Operating income (loss)	93,176	(164)
Interest expense	(11,791)	(10,939)
Interest income	258	416
Other expense, net	(442)	(450)
Income (loss) before income taxes	81,201	(11,137)
Income taxes	16,738	(8,425)
Net income (loss)	$64,463	$(2,712)
Earnings (loss) per common share
Basic	$1.12	$(0.05)
Diluted	$1.09	$(0.05)
Weighted average shares outstanding
Basic	57,344	56,875
Diluted	58,902	56,875

See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March

(In thousands)	2021	2020
Net income (loss)	$64,463	$(2,712)
Other comprehensive income (loss)
Net change in foreign currency translation	(7,082)	(27,210)
Net change in defined benefit pension plans	74	29
Net change in derivative financial instruments	5,118	(26,583)
Total other comprehensive income (loss), net of related taxes	(1,890)	(53,764)
Comprehensive income (loss)	$62,573	$(56,476)

See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March

(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$64,463	$(2,712)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	8,993	7,385
Stock-based compensation	10,426	2,466
Provision for doubtful accounts	1,386	9,339
Other	2,977	(12,600)
Changes in operating assets and liabilities:
Accounts receivable	5,871	(1,765)
Inventories	(11,131)	(36,566)
Accounts payable	28,604	3,664
Income taxes	6,983	(3,676)
Accrued liabilities	(191)	(15,049)
Other assets and liabilities	4	4,097
Cash provided (used) by operating activities	118,385	(45,417)
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(1,992)	(10,423)
Capitalized computer software	(9,568)	(8,781)
Other	(201)	(3,104)
Cash used by investing activities	(11,761)	(22,308)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	—	512,500
Repayments under revolving credit facility	—	(37,500)
Repayments of term loans	(100,000)	—
Dividends paid	(22,964)	(31,877)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	(412)	(1,855)
Other	(125)	2,566
Cash (used) provided by financing activities	(123,501)	443,834
Effect of foreign currency rate changes on cash and cash equivalents	(1,719)	(3,551)
Net change in cash and cash equivalents	(18,596)	372,558
Cash and cash equivalents – beginning of period	248,138	106,808
Cash and cash equivalents – end of period	$229,542	$479,366

See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2020	57,255	$—	$172,297	$7,151	$(94,807)	$84,641
Net income	—	—	—	64,463	—	64,463
Stock-based compensation, net	259	—	14,472	(4,458)	—	10,014
Other comprehensive loss	—	—	—	—	(1,890)	(1,890)
Dividends on Common Stock ($0.40 per share)	—	—	—	(22,964)	—	(22,964)
Balance, March 2021	57,514	$—	$186,769	$44,192	$(96,697)	$134,264

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity (Deficit)

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2019	56,812	$—	$150,673	$(1,718)	$(79,698)	$69,257
Net loss	—	—	—	(2,712)	—	(2,712)
Stock-based compensation, net	119	—	3,293	(2,682)	—	611
Other comprehensive loss	—	—	—	—	(53,764)	(53,764)
Dividends on Common Stock ($0.56 per share)	—	—	—	(31,877)	—	(31,877)
Balance, March 2020	56,931	$—	$153,966	$(38,989)	$(133,462)	$(18,485)

See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
The Company designs, produces, procures, markets and distributes apparel and footwear, primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in Europe and Asia, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online.
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending January 1, 2022 ("fiscal 2021"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended March 2021, December 2020 and March 2020 correspond to the fiscal periods ended April 3, 2021, January 2, 2021 and March 28, 2020, respectively.
Impact of COVID-19
The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company's operations. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments, and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 6 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of COVID-19. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three months ended March 2021 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2021. The unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements for the fiscal year ended January 2, 2021 included in the Company's 2020 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") on March 3, 2021 ("2020 Annual Report on Form 10-K").
Reclassifications
Certain prior year amounts in the Company's financial statements and related disclosures have been reclassified to conform with the current year presentation.
Recently Adopted Accounting Standard
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which amends and simplifies the accounting for income taxes by removing certain exceptions and providing new guidance to reduce complexity in certain aspects of the current guidance. This guidance was adopted by the Company during the first quarter of 2021 and did not impact the Company’s financial statements or related disclosures.
Recently Issued Accounting Standard
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which is intended to provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective upon issuance and the Company may adopt the guidance and apply it prospectively to contract modifications made or relationships entered into or evaluated any time from the issuance date through December 31, 2022. The Company will continue to evaluate the impact that adoption of this guidance would have on its financial statements and related disclosures, which is not expected to be significant.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 — REVENUES
Performance Obligations
As of March 2021, there were no arrangements with transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the three months ended March 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.
Contract Balances
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	March 2021	December 2020	March 2020
Accounts receivable, net	$221,031	$231,397	$213,080
Contract assets (a)	4,359	5,769	5,715
Contract liabilities (b)	786	787	1,690
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three months ended March 2021, revenue recognized that was included in contract liabilities as of December 2020 was not significant. For the three months ended March 2020, $1.1 million of revenue was recognized that was included in contract liabilities as of December 2019.
As of March 2021, the Company has contractual rights under its licensing agreements to receive $26.6 million of fixed consideration related to the future minimum guarantees through December 2025. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region where the licensee sells the product. Direct-to-Consumer revenues include the distribution of our products via Wrangler® and Lee® branded full-price stores and Company-operated outlet stores globally, digital sales via www.wrangler.com and www.lee.com globally and concession retail locations internationally.
The Other channel primarily included sales of third-party branded merchandise at VF Outlet™ stores. During 2020, the Company decided to discontinue the sale of third-party branded merchandise. Sales of Wrangler® and Lee® branded products at VF Outlet™ are not included in Other and are reported in the Direct-to-Consumer channel discussed above.

	Three Months Ended March 2021

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$329,699	$124,582	$1,726	$456,007
Non-U.S. Wholesale	47,577	90,800	637	139,014
Direct-to-Consumer	21,546	34,766	5	56,317
Other	—	—	424	424
Total	$398,822	$250,148	$2,792	$651,762

Geographic revenues
U.S.	$347,879	$138,232	$2,155	$488,266
International	50,943	111,916	637	163,496
Total	$398,822	$250,148	$2,792	$651,762

9 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other includes sales of third-party branded merchandise at VF Outlet™ stores and sales and licensing of Rock & Republic® branded apparel. During 2020, the Company decided to discontinue the sale of third-party branded merchandise in conjunction with our decision to exit certain VF Outlet™ stores. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments discussed above.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those in Note 1 to the Company's financial statements included in the Company's 2020 Annual Report on Form 10-K, except as noted below.
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

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable segments and income (loss) before income taxes:

	Three Months Ended March

(In thousands)	2021	2020
Segment revenues:
Wrangler	$398,822	$303,386
Lee	250,148	182,756
Total reportable segment revenues	648,970	486,142
Other revenues	2,792	18,356
Total net revenues	$651,762	$504,498
Segment profit:
Wrangler	$83,983	$33,863
Lee	51,123	973
Total reportable segment profit	$135,106	$34,836
Corporate and other expenses	(41,551)	(33,222)
Interest expense	(11,791)	(10,939)
Interest income	258	416
Loss related to other revenues	(821)	(2,228)
Income (loss) before income taxes	$81,201	$(11,137)

NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The Company reviews the estimates used to calculate the allowance for doubtful accounts on a quarterly basis.
The following table presents a rollforward of the allowance for doubtful accounts:

	Three Months Ended March
(In thousands)	2021	2020

Balance, December	$19,143	$11,852
Provision for expected credit losses	1,386	9,339
Accounts receivable balances written off	(2,122)	(235)
Other (1)	(735)	(823)
Balance, March	$17,672	$20,133
(1) Other primarily includes the impact of foreign currency translation and recoveries of amounts previously written off, neither of which were individually significant.
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
During the three months ended March 2021 and March 2020, the Company sold total trade accounts receivable of $370.5 million and $220.5 million, respectively. As of March 2021, December 2020 and March 2020, $242.1 million, $127.1 million and $164.4 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $0.6 million for the three months ended March 2021 and $0.8 million for the three months ended March 2020, respectively. Net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.

11 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5 — INVENTORIES
The following table presents components of inventories recorded in the Company's balance sheets:

(In thousands)	March 2021	December 2020	March 2020
Finished products	$291,972	$277,164	$430,719
Work-in-process	29,104	29,921	24,176
Raw materials	29,075	33,647	33,855
Total inventories	$350,151	$340,732	$488,750

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
On May 5, 2020, given the uncertainties of COVID-19 and the associated impact on future results of operations, the Company entered into an amendment to the Credit Agreement (the “Amendment”) to address potential financial covenant compliance issues during future reporting periods. The Amendment established a temporary relief period for the Company (the "Relief Period") for certain provisions regarding financial covenants. Effective February 26, 2021, the Company provided written notification to the administrative agent that it had terminated the temporary Relief Period, thus reverting to the original terms under the Credit Agreement prior to the Amendment.
As of March 2021, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period and the Company's operating results and cash flows do not continue to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the applicable financial covenants and require the Company to seek new amendments to the Credit Agreement. If the Company were not able to enter into such amendments, this would lead to an event of default which, if not cured timely, could require the Company to repay its outstanding debt. In that situation, the Company may not be able to generate sufficient liquidity, through new or refinanced debt, equity financing or asset sales, to repay its outstanding debt.
Short-term Borrowings
At both March 2021 and December 2020, the Company had $35.9 million, and at March 2020 the Company had $46.4 million, of availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Short-term borrowings outstanding under these arrangements were $0.1 million, $0.2 million and $3.5 million at March 2021, December 2020 and March 2020, respectively, and primarily consist of letters of credit that are non-interest bearing to the Company. In addition, short-term borrowings at both March 2021 and December 2020 included other debt of $0.9 million.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheet:

(In thousands)	March 2021	December 2020	March 2020
Revolving Credit Facility	$—	$—	$475,000
Term Loan A	684,741	694,241	695,389
Term Loan B	130,564	218,716	218,347
Total long-term debt	815,305	912,957	1,388,736
Less: current portion	(24,375)	(25,000)	—
Long-term debt, due beyond one year	$790,930	$887,957	$1,388,736
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of March 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.8 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.2 million available for borrowing against this facility.
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
Term Loan A had an outstanding principal amount of $690.0 million at March 2021, and $700.0 million at December 2020 and March 2020, which is recorded net of unamortized deferred financing costs. As of March 2021, interest expense on Term Loan A was being recorded at an effective annual interest rate of 3.1%, including the remaining amortization of deferred financing costs and the impact of the Company’s interest rate swap agreements.
Term Loan B had an outstanding principal amount of $133.0 million at March 2021 and $223.0 million at both December 2020 and March 2020, which is recorded net of unamortized original issue discount and deferred financing costs. As of March 2021, interest expense on Term Loan B was being recorded at an effective annual interest rate of 5.5%, including the remaining amortization of original issue discount, deferred financing costs and the impact of the Company’s interest rate swap agreements.
In addition, during the three months ended March 2021, the Company recorded interest expense of $1.7 million due to accelerated amortization of original issue discount and debt issuance costs associated with early repayments on term loans under our Credit Facilities.

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

13 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

March 2021
Financial assets:
Cash equivalents:
Money market funds	$146,018	$146,018	$—	$—
Time deposits	3,650	3,650	—	—
Foreign currency exchange contracts	6,814	—	6,814	—
Investment securities	58,080	58,080	—	—
Financial liabilities:
Foreign currency exchange contracts	4,662	—	4,662	—
Interest rate swap agreements	12,710	—	12,710	—
Deferred compensation	59,255	—	59,255	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2020
Financial assets:
Cash equivalents:
Money market funds	$165,751	$165,751	$—	$—
Time deposits	4,978	4,978	—	—
Foreign currency exchange contracts	7,531	—	7,531	—
Investment securities	57,166	57,166	—	—
Financial liabilities:
Foreign currency exchange contracts	8,794	—	8,794	—
Interest rate swap agreements	16,309	—	16,309	—
Deferred compensation	58,035	—	58,035	—
The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign currency exchange contracts and interest rate swap agreements, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and observable interest rate yield curves for interest rate swap agreements. Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities. As of March 2021, these investments are comprised of mutual funds that are valued based on quoted prices in active markets (Level 1). Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments (Level 2).
Additionally, at March 2021, the carrying value of the Company's long-term debt was $815.3 million compared to a fair value of $814.0 million. At December 2020, the carrying value of the Company's long-term debt was $913.0 million compared to a fair value of $916.0 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At March 2021 and December 2020, their carrying values approximated fair value due to the short-term nature of these instruments.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $304.3 million at March 2021, $295.0 million at December 2020 and $318.0 million at March 2020, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty, Swedish krona, and Indian rupee. Foreign currency exchange contracts have maturities up to 20 months.
The Company entered into "floating to fixed" derivative agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $350.0 million at March 2021 and $400.0 million at both December 2020 and March 2020. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that the hedging relationship has ceased to be highly effective, it would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of March 2021. A limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	March 2021	December 2020	March 2020	March 2021	December 2020	March 2020

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$6,593	$7,179	$5,717	$(4,659)	$(8,640)	$(14,603)
Interest rate swap agreements	—	—	—	(12,710)	(16,309)	(17,528)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	221	352	1,271	(3)	(154)	(477)
Total derivatives	$6,814	$7,531	$6,988	$(17,372)	$(25,103)	$(32,608)
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

15 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	March 2021		December 2020		March 2020

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$6,814	$(17,372)	$7,531	$(25,103)	$6,988	$(32,608)
Gross amounts not offset in the balance sheet	(2,355)	2,355	(1,818)	1,818	(2,970)	2,970
Net amounts	$4,459	$(15,017)	$5,713	$(23,285)	$4,018	$(29,638)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	March 2021	December 2020	March 2020
Prepaid expenses and other current assets	$5,830	$5,773	$5,217
Accrued liabilities	(4,065)	(7,166)	(10,256)
Other assets	984	1,758	1,771
Other liabilities	(13,307)	(17,937)	(22,352)

Cash Flow Hedges

The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income (loss):

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended

Cash Flow Hedging Relationships	March 2021	March 2020
Foreign currency exchange contracts	$1,546	$(10,906)
Interest rate swap agreements	2,086	(14,670)
Total	$3,632	$(25,576)

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended

Location of Gain (Loss)	March 2021	March 2020
Net revenues	$75	$(358)
Cost of goods sold	(1,405)	3,741
Other expense, net	(134)	(4)
Interest expense	(1,513)	(231)
Total	$(2,977)	$3,148
Derivative Contracts Not Designated as Hedges
Contracts that are not designated as hedges and are recorded at fair value in the Company's balance sheets primarily relate to derivatives contracts used by the Company to manage foreign currency exchange risk on certain accounts receivable and accounts payable. Gains or losses on the balance sheet contracts largely offset the net transaction gains or losses on the related assets and liabilities. In addition, a limited number of cash flow hedges are deemed ineffective and de-designated. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents a summary of these derivatives included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended

Derivatives Not Designated as Hedges		March 2021	March 2020
Foreign currency exchange contracts	Net revenues	$(81)	$4
	Cost of goods sold	(123)	(3,672)
	Other expense, net	209	23
Total		$5	$(3,645)
Other Derivative Information
There were no significant amounts recognized in earnings for any hedging relationships deemed ineffective during the three months ended March 2021 and March 2020.
At March 2021, AOCL included $5.1 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 fiscal months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company's comprehensive income (loss) consists of net income (loss) and specified components of other comprehensive income (loss) (“OCL”), which relate to changes in assets and liabilities that are not included in net income (loss) but are instead deferred and accumulated within a separate component of equity in the Company's balance sheets. The Company's comprehensive income (loss) is presented in the Company's statements of comprehensive income (loss).
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	March 2021	December 2020	March 2020
Foreign currency translation	$(87,260)	$(80,178)	$(111,328)
Defined benefit pension plans	(1,815)	(1,889)	(2,272)
Derivative financial instruments	(7,622)	(12,740)	(19,862)
Accumulated other comprehensive loss	$(96,697)	$(94,807)	$(133,462)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended March 2021
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, December 2020	$(80,178)	$(1,889)	$(12,740)	$(94,807)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(7,082)	—	2,850	(4,232)
Reclassifications to net income (loss) of previously deferred (gains) losses	—	74	2,268	2,342
Net other comprehensive income (loss)	(7,082)	74	5,118	(1,890)
Balance, March 2021	$(87,260)	$(1,815)	$(7,622)	$(96,697)

17 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 2020
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, December 2019	$(84,118)	$(2,301)	$6,721	$(79,698)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(27,210)	—	(23,655)	(50,865)
Reclassifications to net income (loss) of previously deferred (gains) losses	—	29	(2,928)	(2,899)
Net other comprehensive income (loss)	(27,210)	29	(26,583)	(53,764)
Balance, March 2020	$(111,328)	$(2,272)	$(19,862)	$(133,462)

The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended March

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2021	2020
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$(99)	$(38)
Total before tax		(99)	(38)
Income taxes	Income taxes	25	9
Net of tax		(74)	(29)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$75	$(358)
Foreign currency exchange contracts	Cost of goods sold	(1,405)	3,741
Foreign currency exchange contracts	Other expense, net	(134)	(4)
Interest rate swap agreements	Interest expense	(1,513)	(231)
Total before tax		(2,977)	3,148
Income taxes	Income taxes	709	(220)
Net of tax		(2,268)	2,928
Total reclassifications for the period, net of tax		$(2,342)	$2,899

NOTE 10 — STOCK-BASED COMPENSATION
During the three months ended March 2021, the Company granted equity awards under the Kontoor Brands, Inc. 2019 Stock Compensation Plan, including approximately 200,000 shares of performance-based restricted stock units ("PRSUs”) to employees, approximately 160,000 shares of time-based restricted stock units ("RSUs") to employees, and approximately 20,000 shares of RSUs to nonemployee members of the Board of Directors. The fair market value of Kontoor Common Stock at the date the awards were granted was $48.74 per share.
Each PRSU entitles the employee to receive a potential final payout ranging from zero to two shares of Kontoor Common Stock at the end of a three-year performance period. The number of shares earned by participants, if any, is based on achievement of annually established performance goals set by the Talent and Compensation Committee of the Board of Directors. Shares earned related to the 2021 grants will be issued to participants following the conclusion of the three-year performance period. Each employee RSU entitles the holder to one share of Kontoor Common Stock and typically vests over a three-year period.
Each RSU granted to a nonemployee member of the Board of Directors vests upon grant and will be settled in one share of Kontoor Common Stock one year from the date of grant.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 11 — INCOME TAXES
The effective income tax rate for the three months ended March 2021 was 20.6% compared to 75.6% in the 2020 period. Discrete tax items had no net impact on the effective tax rate for the three months ended March 2021.
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
The effective income tax rate without discrete items for the three months ended March 2021 was 20.6% compared to 6.3% in the 2020 period. The increase was primarily due to changes in our jurisdictional mix of earnings and the relative impact of losses incurred for which no related tax benefit was recognized.
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
During the three months ended March 2021, the amount of net unrecognized tax benefits and associated interest increased by $0.3 million to $13.7 million. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.6 million within the next 12 fiscal months due to settlements of audits and expiration of statutes of limitations, all of which would reduce income tax expense.

NOTE 12 — EARNINGS (LOSS) PER SHARE
The calculations of basic and diluted earnings (loss) per share ("EPS") is based on net income (loss) divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended March

(In thousands, except per share amounts)	2021	2020
Net income (loss)	$64,463	$(2,712)
Basic weighted average shares outstanding	57,344	56,875
Dilutive effect of stock-based awards	1,558	—
Diluted weighted average shares outstanding	58,902	56,875
Earnings (loss) per share:
Basic earnings (loss) per common share	$1.12	$(0.05)
Diluted earnings (loss) per common share	$1.09	$(0.05)

For the three months ended March 2021, there were no anti-dilutive shares. For the three months ended March 2020, all of the 1.1 million potentially dilutive shares were excluded from the diluted loss per share calculation because the Company incurred a net loss for the period.

For the three months ended March 2021 and March 2020, a total of 0.2 million and 0.3 million shares, respectively, of PRSUs were excluded from the calculations of potential dilutive earnings per share as the units were not considered to be contingent outstanding shares.

19 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 13 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2031. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to leases:

	Three Months Ended March

(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$9,814	$11,556
Right-of-use operating assets obtained in exchange for new operating leases - non-cash activity	$758	$253

NOTE 14 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits. Of the $0.7 million of restructuring charges recognized during the three months ended March 2021, all were reflected within "selling, general and administrative expenses," and primarily related to previously approved initiatives. Of the $5.8 million of restructuring charges recognized during the three months ended March 2020, $5.3 million were reflected within "selling, general and administrative expenses" and $0.5 million were reflected within "cost of goods sold."
Of the $4.3 million total restructuring accrual reported in the Company's balance sheet at March 2021, $4.1 million is expected to be paid out within the next 12 fiscal months and is classified within "accrued liabilities." The remaining $0.2 million is classified within "other liabilities." Of the $6.7 million total restructuring accrual reported in the Company's balance sheet at December 2020, $6.5 million was expected to be paid out within the next 12 fiscal months and was classified within "accrued liabilities." The remaining $0.2 million was classified within "other liabilities."
The following table presents the components of restructuring charges:

	Three Months Ended
(In thousands)
	March 2021	March 2020
Severance and employee-related benefits	$719	$5,795
Total restructuring charges	$719	$5,795
The following table presents the restructuring costs by business segment:

	Three Months Ended
(In thousands)
	March 2021	March 2020
Wrangler	$183	$3,178
Lee	183	2,617
Corporate and other	353	—
Total	$719	$5,795
The following table presents activity in the restructuring accrual for the three-month period ended March 2021:

(In thousands)	Total

Accrual at December 2020	$6,741
Charges	719
Cash payments	(3,215)
Adjustments to accruals	57
Accrual at March 2021	$4,302

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15 — SUBSEQUENT EVENT
Dividend
On April 20, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.40 per share of the Company's Common Stock. The cash dividend will be payable on June 18, 2021, to shareholders of record at the close of business on June 8, 2021.

21 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

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
The Company designs, produces, procures, markets and distributes apparel and footwear primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA") and Asia-Pacific ("APAC") regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending January 1, 2022 ("fiscal 2021"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended March 2021, December 2020 and March 2020 correspond to the fiscal periods ended April 3, 2021, January 2, 2021 and March 28, 2020, respectively.
References to fiscal 2021 foreign currency amounts herein reflect the changes in foreign exchange rates from fiscal 2020 and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Impact of COVID-19
The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company's operations. The pandemic has resulted in a global economic slowdown which had a meaningful negative impact on our financial condition, cash flows and results of operations during 2020 and thus has a significant impact on the comparisons to 2021.
Net revenues and profits across all our segments and geographies decreased significantly due to the impact of COVID-19, beginning late January 2020 in China and mid-March 2020 in the U.S. and Europe, as customer retail and owned door closures and governmental stay-at-home orders increased. These negative impacts on operating results continued into the second and third quarters of 2020. We began to see gradual improvement during the third and fourth quarters of 2020, reflecting positive trends in our digital wholesale business and owned e-commerce sites as consumer spending continued to shift towards digital shopping experiences due to the impact of COVID-19. We also saw positive trends in demand in most markets resulting from fewer customer store closures and increased retail store traffic in the second half of 2020. These positive trends continued into the first quarter of 2021.
The Company took timely actions in 2020 to strengthen our financial flexibility and preserve adequate liquidity during this uncertain economic situation, which included draws on the Revolving Credit Facility, an amendment to the Credit Agreement providing a temporary Relief Period (as discussed in Note 6 to the Company's financial statements in this Form 10-Q), temporary suspension of the payment of a dividend, and other actions to reduce operating costs, capital expenditures and payroll costs. Due to our improving financial performance and cash flows, we were able to reverse many of these actions by the end of the fourth quarter of 2020. During the first quarter of 2021, the Company provided written notification to the administrative agent that it had terminated the temporary Relief Period, thus reverting to the original terms under the Credit Agreement prior to the amendment. However, we continue to maintain the disciplined cost control and other financial benefits from our proactive actions.
The Company’s offices have reopened where permitted by local restrictions and deemed appropriate by management, but many associates continue to work remotely. The Company’s manufacturing plants and distribution centers around the world are currently operating and fulfilling wholesale and direct-to-consumer orders. Additionally, we have experienced retail store closures and reduced traffic in various countries throughout the pandemic, continuing into the first quarter of 2021. Because a significant portion of the Company’s sourced finished products originate from various countries that have been impacted by the pandemic, we continue to diligently monitor developments and work with these long-standing partners to prioritize production to best align with demand. Although we have not experienced significant service disruptions to customers, we have experienced some delays in product availability and continue to work to minimize any impact to our customers.
Our top priority remains the health and safety of our employees and consumers, and we continue to implement and monitor safety protocols and health precautions as we reopen and operate our facilities.
The ultimate economic impact of the pandemic remains fluid. The recent resurgence of COVID-19 cases in various parts of the world, including some of our key markets in Europe, has caused the re-implementation of government restrictions, including the temporary

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 22

closure of businesses deemed "non-essential," to prevent further spread of the virus. As the timing and availability of vaccines will be different around the world, we believe the pace of the recovery will vary by geography depending on both vaccine distribution and other macroeconomic factors. The Company anticipates, and continues to take necessary, proactive steps to accommodate, a prolonged COVID-19 operating environment.
Business Overview
We have undergone transformational change to improve operational performance, address internal and external factors and set the stage for long-term profitable growth. We have launched significant initiatives to refine a global go-to-market approach that will sustain our long-term commitment to total shareholder return, some of which were accelerated due to the COVID-19 environment.
During 2020, we continued to implement proactive strategic programs to improve quality-of-sales, including two key initiatives related to our India and VF Outlet™ businesses. We decided to transition our India business to a licensed model and are in process of implementing this change in 2021. Additionally, we performed a strategic review of the VF Outlet™ store fleet. Based on our assessment of store productivity, we chose to exit approximately 40 of our VF Outlet™ stores, convert all remaining locations to Lee Wrangler outlets and clearance centers and discontinue the sale of third-party branded merchandise. Our remaining stores only carry Wrangler® and Lee® branded products.
Additionally, we have made significant investments to support the design and implementation of a global enterprise resource planning ("ERP") implementation and information technology infrastructure build-out that are continuing into 2021. As expected, due to the timing of the Company's North American ERP implementation, many customers elected to shift the timing of certain shipments from the second quarter to the first quarter of 2021.

FIRST QUARTER OF FISCAL 2021 SUMMARY
•Net revenues increased 29% to $651.8 million compared to the three months ended March 2020, driven by growth in all channels as discussed below.
•U.S. Wholesale revenues increased 37% compared to the three months ended March 2020, due to an expected shift in the timing of shipments from the second quarter to the first quarter of 2021 as discussed above, growth in our U.S. digital wholesale business, new business growth and the less significant impact of COVID-19 compared with the prior year period. U.S. Wholesale revenues represented 70% of total revenues in the current period.
•Non-U.S. Wholesale revenues increased 30% compared to the three months ended March 2020, primarily due to the less significant impact of COVID-19 compared with the prior year period and growth in the EMEA digital wholesale business. These increases were partially offset by the transition of our India business to a licensed model. Non-U.S. wholesale revenues included an 8% favorable impact from foreign currency and represented 21% of total revenues in the current period.
•Direct-to-Consumer revenues increased 12% on a global basis compared to the three months ended March 2020, primarily due to growth in the digital business through our owned e-commerce sites, partially offset by lower retail sales in the current year resulting from the Company's decision to exit certain VF Outlet™ stores in the fourth quarter of 2020. Direct-to-Consumer revenues included a 3% favorable impact from foreign currency and represented 9% of total revenues in the current period.
•Gross margin increased 830 basis points to 46.1% compared to the three months ended March 2020, primarily driven by favorable customer, product and channel mix, lower provisions for inventory losses in the current year, and benefits from product cost.
•Selling, general & administrative expenses as a percentage of net revenues decreased to 31.8% compared to 37.8% for the 2020 period, primarily due to benefits from the Company's decision to exit certain underperforming VF Outlet™ stores in the fourth quarter of 2020, leverage of fixed costs on higher revenues, disciplined cost control and lower bad debt expense in the current year. These benefits were partially offset by increased costs related to the Company's global ERP implementation and information technology infrastructure build-out and increases in demand creation spending.
•Net income was $64.5 million compared to a net loss of $2.7 million for the three months ended March 2020, primarily due to the business results discussed above.

23 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three months ended March 2021 as compared to March 2020:

(In millions)	Three Months Ended March

Net revenues — 2020	$504.5
Operations	136.6
Impact of foreign currency	10.7
Net revenues — 2021	$651.8
Three Months Ended March 2021 Compared to the Three Months Ended March 2020
Net revenues increased 29% due to growth in the Wrangler and Lee segments, partially offset by declines in the Other category. This revenue increase was attributable to an expected shift in the timing of shipments from the second quarter to the first quarter of 2021 in our North American region, growth in our U.S. and EMEA digital wholesale businesses, new business growth in the U.S. and the less significant impact of COVID-19 compared with the prior year period. These increases were partially offset by lower retail sales in the current year resulting from the Company's decision to exit certain VF Outlet™ stores and the transition of our India business to a licensed model.

Additional details on revenues are provided in the section titled “information by business segment.”
The following table presents components of the Company's statements of operations as a percentage of total net revenues:

	Three Months Ended March

(Dollars in thousands)	2021	2020
Net revenues	$651,762	$504,498
Gross margin (net revenues less cost of goods sold)	$300,580	$190,764
As a percentage of total net revenues	46.1%	37.8%
Selling, general and administrative expenses	$207,404	$190,928
As a percentage of total net revenues	31.8%	37.8%
Operating income (loss)	$93,176	$(164)
As a percentage of total net revenues	14.3%	—%
Three Months Ended March 2021 Compared to the Three Months Ended March 2020
Gross margin increased 830 basis points primarily driven by an approximate 460 basis point benefit from customer, product and channel mix. The remaining increase was due to lower provisions for inventory losses and benefits from product cost.
Selling, general and administrative expenses as a percentage of net revenues decreased to 31.8% compared to 37.8% for the 2020 period, primarily due to benefits from the Company's decision to exit certain underperforming VF Outlet™ stores, leverage of fixed costs on higher revenues, disciplined cost control and lower bad debt expense in the current year. These benefits were partially offset by approximately 100 basis points of higher costs in the current period related to the Company's global ERP implementation and information technology infrastructure build-out, in addition to increases in demand creation spending.
The effective income tax rate was 20.6% for the three months ended March 2021 compared to 75.6% in the 2020 period. Discrete tax items had no net impact on the effective tax rate for the three months ended March 2021.
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
The effective income tax rate without discrete items for the three months ended March 2021 was 20.6% compared to 6.3% in the 2020 period. The increase was primarily due to changes in our jurisdictional mix of earnings and the relative impact of losses incurred for which no related tax benefit was recognized.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 24

Information by Business Segment
Management at each of the brands has direct control over and responsibility for the corresponding net revenues and operating income, hereinafter termed "segment revenues" and "segment profit," respectively. Our management evaluates operating performance and makes investment and other decisions based on segment revenues and segment profit. Common costs for certain centralized functions are allocated to the segments as discussed in Note 3 to the Company's financial statements in this Form 10-Q.
The following tables present a summary of the changes in segment revenues and segment profit for the three months ended March 2021 as compared to the three months ended March 2020:
Segment Revenues:

	Three Months Ended March
(In millions)	Wrangler	Lee	Total
Segment revenues — 2020	$303.4	$182.8	$486.1
Operations	92.0	60.1	152.2
Impact of foreign currency	3.4	7.2	10.6
Segment revenues — 2021	$398.8	$250.1	$649.0

Segment Profit:

	Three Months Ended March
(In millions)	Wrangler	Lee	Total
Segment profit — 2020	$33.9	$1.0	$34.8
Operations	49.9	48.2	98.2
Impact of foreign currency	0.2	1.9	2.1
Segment profit — 2021	$84.0	$51.1	$135.1

25 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended March

(Dollars in millions)	2021	2020	Percent Change
Segment revenues	$398.8	$303.4	31.4%
Segment profit	$84.0	$33.9	147.8%
Operating margin	21.1%	11.2%
Three Months Ended March 2021 Compared to the Three Months Ended March 2020
Global revenues for the Wrangler® brand increased 31%, primarily driven by growth in our U.S. Wholesale channel.
•Revenues in the Americas region increased 38%, primarily due to a 40% increase in U.S. Wholesale revenues. Increases in the U.S. Wholesale channel were driven by an expected shift in the timing of shipments from the second quarter to the first quarter of 2021, strength in our core U.S. wholesale and Western businesses, the less significant impact of COVID-19 compared with the prior year period and growth in the U.S. digital wholesale business and our owned e-commerce sites. Non-U.S. Americas wholesale revenues increased 41%, primarily due to the less significant impact of COVID-19 compared with the prior year period and a 6% favorable impact from foreign currency.
•Revenues in the APAC region decreased 54%. The decrease was primarily in India, driven by our transition to a licensed model.
•Revenues in the EMEA region decreased 4%, primarily driven by lower wholesale revenues and lower sales in company-operated retail stores due to the continued impact of COVID-19 in the region. These decreases were partially offset by an 8% favorable impact from foreign currency and growth in the digital wholesale business.
Operating margin increased to 21.1% compared to 11.2% for the 2020 period primarily driven by favorable customer, product and channel mix, leverage of fixed costs on higher revenues, disciplined cost control, lower provisions for inventory losses in the current year, benefits from product cost, benefits from the Company's decision to exit certain underperforming VF Outlet™ stores and lower bad debt expense. During the three months ended March 2021, operating margin was negatively impacted by 60 basis points due to restructuring and Separation costs. During the three months ended March 2020, operating margin was negatively impacted by 150 basis points due to restructuring costs, Separation costs and business model changes.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 26

Lee

	Three Months Ended March

(Dollars in millions)	2021	2020	Percent Change
Segment revenues	$250.1	$182.8	36.8%
Segment profit	$51.1	$1.0	*
Operating margin	20.4%	0.5%
*Calculation not meaningful.
Three Months Ended March 2021 Compared to the Three Months Ended March 2020
Global revenues for the Lee® brand increased 37% primarily driven by growth in the U.S. Wholesale and Non-U.S. Wholesale channels.
•Revenues in the Americas region increased 28%, primarily due to a 35% increase in U.S. Wholesale revenues. Increases in the U.S. Wholesale channel were driven by an expected shift in the timing of shipments from the second quarter to the first quarter of 2021, new business growth, growth in the U.S. digital wholesale business and the less significant impact of COVID-19 compared with the prior year period. These increases were partially offset by lower retail sales in the current year resulting from the Company's decision to exit certain VF Outlet™ stores. Non-U.S. Americas wholesale revenues increased 52%, primarily due to the less significant impact of COVID-19 compared with the prior year period and a 10% favorable impact from foreign currency.
•Revenues in the APAC region increased 104%, primarily due to the less significant impact of COVID-19 compared with the prior year period across all channels as well as a 14% favorable impact from foreign currency.
•Revenues in the EMEA region increased 12%, primarily due to growth in the digital wholesale business and a 9% favorable impact from foreign currency, partially offset by lower sales in company-operated retail stores due to the continued impact of COVID-19 in the region.
Operating margin increased to 20.4% compared to operating margin of 0.5% for the 2020 period, primarily driven by favorable customer, product and channel mix, leverage of fixed costs on higher revenues, disciplined cost control and lower bad debt expense in the current year. These benefits were partially offset by increases in demand creation spending. During the three months ended March 2021, operating margin was negatively impacted by 80 basis points due to restructuring and Separation costs. During the three months ended March 2020, operating margin was negatively impacted by 220 basis points due to restructuring costs, Separation costs and business model changes.

27 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

Other
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other includes sales of third-party branded merchandise at VF Outlet™ stores and sales and licensing of Rock & Republic® branded apparel. During 2020, the Company decided to discontinue the sale of third-party branded merchandise in conjunction with our decision to exit certain VF Outlet™ stores. Sales of Wrangler® and Lee® branded products at VF Outlet™ stores are not included in Other and are reported in the respective segments discussed above.

	Three Months Ended March

(Dollars in millions)	2021	2020	Percent Change
Revenues	$2.8	$18.4	(84.8)%
Loss	$(0.8)	$(2.2)	(63.2)%
Operating margin	(29.4)%	(12.1)%
Three Months Ended March 2021 Compared to the Three Months Ended March 2020
Other revenues and loss decreased primarily because the Company discontinued sales of third-party branded merchandise in VF OutletTM stores.

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income (loss) before taxes. These costs are excluded from segment profit as they are managed centrally and are not under control of brand management. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information on the Company's methodology for allocating these costs.

	Three Months Ended March

(Dollars in millions)	2021	2020	Percent Change
Total reportable segment profit	$135.1	$34.8	287.8%
Corporate and other expenses	(41.6)	(33.2)	25.1%
Interest expense	(11.8)	(10.9)	7.8%
Interest income	0.3	0.4	(38.0)%
Loss related to other revenues	(0.8)	(2.2)	(63.2)%
Income (loss) before income taxes	$81.2	$(11.1)	*
* Calculation not meaningful.
Three Months Ended March 2021 Compared to the Three Months Ended March 2020
Corporate and other expenses increased $8.4 million, primarily due to an increase in expenses related to the Company's global ERP implementation and information technology infrastructure build-out, partially offset by lower incremental costs attributable to COVID-19.
Interest expense increased $0.9 million, primarily due to accelerated amortization of original issue discount and debt issuance costs associated with early repayments on term loans under our Credit Facilities, partially offset by favorable interest rates and lower average borrowings under the Credit Facilities as compared to the prior year.

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 28

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company took timely actions in 2020 to strengthen our financial flexibility and preserve adequate liquidity during the uncertain economic situation resulting from COVID-19, which included draws on the Revolving Credit Facility, an amendment to the Credit Agreement providing a temporary Relief Period (as discussed in Note 6 to the Company's financial statements in this Form 10-Q), temporary suspension of the payment of a dividend, and other actions to reduce operating costs, capital expenditures and payroll costs. Due to our improving financial performance and cash flows, we were able to reverse many of these actions by the end of the fourth quarter of 2020. During the first quarter of 2021, the Company provided written notification to the administrative agent that it had terminated the temporary Relief Period, thus reverting to the original terms under the Credit Agreement prior to the amendment. However, we continue to maintain the disciplined cost control and other financial benefits from our proactive actions.
As of March 2021, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period and the Company's operating results and cash flows do not continue to recover as currently estimated by management, this could impact the Company’s ability to maintain compliance with the applicable financial covenants and require the Company to seek new amendments to the Credit Agreement. If the Company were not able to enter into such amendments, this would lead to an event of default which, if not cured timely, could require the Company to repay its outstanding debt. In the event the Company needs incremental liquidity, the additional cash requirements would likely be generated through refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, the disruption of the capital markets caused by COVID-19 could make additional sources of financing more challenging to obtain. Additionally, under the terms of the Tax Matters Agreement with VF, there are restrictions on issuing equity securities until May 23, 2021. Accordingly, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit. We expect to continue to comply with the applicable financial covenants in our Credit Facilities, and have availability under the Revolving Credit Facility through its maturity in May 2024.
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
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and equivalents balances as of March 2021:

(In millions)	March 2021
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.2
Cash and equivalents	$229.5
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.8 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
Refer to Note 6 to the Company's financial statements in this Form 10-Q for additional information regarding the Company's Credit Facilities, including financial covenants and interest rates thereunder as of March 2021.
At March 2021, the Company had $35.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either us or the banks. The total outstanding balance under these arrangements was $0.1 million at March 2021, related to letters of credit that are non-interest bearing to the Company. In addition, short-term borrowings at March 2021 included other debt of $0.9 million.
During the three months ended March 2021, the Company paid $23.0 million of dividends to its shareholders. On April 20, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.40 per share of the Company's Common Stock. The cash dividend will be payable on June 18, 2021, to shareholders of record at the close of business on June 8, 2021.
The declaration and amount of any future dividends will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.

29 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

We currently expect capital expenditures to range from $40.0 million to $50.0 million in 2021, primarily associated with the implementation of our global ERP system.
The following table presents our cash flows during the periods:

	Three Months Ended March

(In millions)	2021	2020
Cash provided (used) by:
Operating activities	$118.4	$(45.4)
Investing activities	$(11.8)	$(22.3)
Financing activities	$(123.5)	$443.8
Operating Activities
Cash flow provided by operating activities is dependent on the level of our net income, adjustments to net income and changes in working capital. During 2021, cash provided by operating activities was $118.4 million as compared to cash used of $45.4 million in the prior year period. Cash provided by operations during 2021 was primarily due to higher net income and favorable changes in working capital as compared to the prior year period.
Investing Activities
During 2021, cash used by investing activities decreased $10.5 million when compared to the prior year period, primarily due to declines in property, plant, and equipment expenditures during 2021.
Financing Activities
During 2021, cash used by financing activities was $123.5 million as compared to cash provided of $443.8 million in the prior year period. Cash provided by financing activities during the prior year period was primarily due to $475.0 million of net borrowings under the Revolving Credit Facility as compared to no borrowings during 2021. Additionally, the Company made $100.0 million of term loan repayments during 2021.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2020 Annual Report on Form 10-K provided a table summarizing our contractual obligations and commercial commitments at the end of 2020 that would require the use of funds. As of March 2021, there have been no material changes in the amounts disclosed in the 2020 Annual Report on Form 10-K, except as it relates to the following:
•The Company was party to a 10-year power purchase agreement to procure electricity generated from renewable energy sources to meet a portion of electricity needs for certain facilities in Mexico (including our manufacturing plants). Effective February 22, 2021, we terminated the contract related to total purchase commitments of $33.3 million that were included in the contractual obligations table as of January 2, 2021.

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated and combined financial statements included in the 2020 Annual Report on Form 10-K.
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known. Refer to Note 1 to the Company's financial statements in this Form 10-Q for additional COVID-19 considerations.

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the financial statements, or are the most sensitive to change from outside factors, are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Annual Report on Form 10-K. Except as disclosed in Note 1 to

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 30

the Company's financial statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.

Recently Issued and Adopted Accounting Standards
Refer to Note 1 to the Company's financial statements in this Form 10-Q for additional information regarding recently issued and adopted accounting standards.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this release include, but are not limited to: risks associated with the COVID-19 pandemic, which could continue to result in closed factories and stores, reduced workforces, supply chain interruption, and reduced consumer traffic and purchasing; the level of consumer demand for apparel; intense industry competition; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the ability to accurately forecast demand for products; the Company’s ability to maintain the images of its brands; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; reliance on a small number of large customers; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; impact of challenges with the implementation of its enterprise resource planning software system; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; foreign currency fluctuations; the impact of climate change and related legislative and regulatory responses; legal, regulatory, political and economic risks; changes to trade policy, including tariff and import/export regulations; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; the Company’s ability to maintain effective internal controls; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; disruption and volatility in the global capital and credit markets and its impact on the Company’s ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company’s business relating to its debt obligations; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; the failure to declare future cash dividends; and the Company's spin-off from VF Corporation, including not realizing all of the expected benefits from the spin-off; the representativeness of the historical financial information for the periods prior to the spin-off; the significant costs to the Company to perform certain functions (currently being performed by VF Corporation for the Company on a transitional basis) following the transition period; indemnification obligations related to the spin-off; having limited access to the insurance policies maintained by VF Corporation for events occurring prior to the spin-off; the actual or potential conflicts of interest of the Company’s directors and officers because of their equity ownership in VF Corporation; the tax treatment of the spin-off; and the significant restrictions on the Company’s actions in order to avoid triggering tax-related liabilities. Many of the foregoing risks and uncertainties will continue to be exacerbated by the COVID-19 pandemic and any continued worsening of the global business and economic environment as a result.
More information on potential factors that could affect the Company's financial results are described in detail in the Company’s 2020 Annual Report on Form 10-K and in other reports and statements that the Company files with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures set forth under Item 7A in our 2020 Annual Report on Form 10-K.

31 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

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

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 32

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report on Form 10-K should be made. There have been no material changes to the risk factors from those disclosed in Part I, Item 1A of our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

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

33 Kontoor Brands, Inc. Q1 FY21 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: May 12, 2021	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q1 FY21 Form 10-Q 34