Form 10-Q
period 2021-07-03
Kontoor Brands, Inc.
filed 2021-08-09
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of July 30, 2021 was 57,663,976.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 2021	December 2020	June 2020
ASSETS
Current assets
Cash and equivalents	$175,628	$248,138	$256,276
Accounts receivable, net	215,297	231,397	153,302
Inventories	403,249	340,732	432,925
Prepaid expenses and other current assets	82,127	81,413	77,374
Total current assets	876,301	901,680	919,877
Property, plant and equipment, net	109,487	118,897	124,939
Operating lease assets	63,036	60,443	76,780
Intangible assets, net	15,325	15,991	16,629
Goodwill	212,654	213,392	211,781
Other assets	241,042	235,413	222,762
TOTAL ASSETS	$1,517,845	$1,545,816	$1,572,768
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$918	$1,114	$310
Current portion of long-term debt	8,750	25,000	6,250
Accounts payable	198,697	167,240	108,745
Accrued liabilities	187,240	192,952	180,324
Operating lease liabilities, current	26,034	27,329	35,144
Total current liabilities	421,639	413,635	330,773
Operating lease liabilities, noncurrent	41,325	39,806	46,526
Other liabilities	118,733	119,777	109,895
Long-term debt	782,262	887,957	1,130,463
Commitments and contingencies
Total liabilities	1,363,959	1,461,175	1,617,657
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at June 2021, December 2020 and June 2020	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 57,631,974 at June 2021; 57,254,611 at December 2020 and 56,930,737 at June 2020	—	—	—
Additional paid-in capital	198,776	172,297	158,660
Retained earnings (accumulated deficit)	44,079	7,151	(72,251)
Accumulated other comprehensive loss	(88,969)	(94,807)	(131,298)
Total equity (deficit)	153,886	84,641	(44,889)
TOTAL LIABILITIES AND EQUITY	$1,517,845	$1,545,816	$1,572,768

See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2021	2020	2021	2020
Net revenues	$490,765	$349,254	$1,142,527	$853,752
Costs and operating expenses
Cost of goods sold	264,641	214,888	615,823	528,622
Selling, general and administrative expenses	190,947	156,161	398,351	347,089
Total costs and operating expenses	455,588	371,049	1,014,174	875,711
Operating income (loss)	35,177	(21,795)	128,353	(21,959)
Interest expense	(7,641)	(13,120)	(19,432)	(24,059)
Interest income	421	556	679	972
Other income (expense), net	45	(509)	(397)	(959)
Income (loss) before income taxes	28,002	(34,868)	109,203	(46,005)
Income taxes	4,365	(1,606)	21,103	(10,031)
Net income (loss)	$23,637	$(33,262)	$88,100	$(35,974)
Earnings (loss) per common share
Basic	$0.41	$(0.58)	$1.53	$(0.63)
Diluted	$0.40	$(0.58)	$1.49	$(0.63)
Weighted average shares outstanding
Basic	57,612	56,931	57,478	56,903
Diluted	59,356	56,931	59,129	56,903

See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands)	2021	2020	2021	2020
Net income (loss)	$23,637	$(33,262)	$88,100	$(35,974)
Other comprehensive income (loss)
Net change in foreign currency translation	4,068	3,199	(3,014)	(24,011)
Net change in defined benefit pension plans	(11)	(17)	63	12
Net change in derivative financial instruments	3,671	(1,018)	8,789	(27,601)
Total other comprehensive income (loss), net of related taxes	7,728	2,164	5,838	(51,600)
Comprehensive income (loss)	$31,365	$(31,098)	$93,938	$(87,574)

See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June

(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$88,100	$(35,974)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	17,749	15,219
Stock-based compensation	20,660	7,160
Provision for doubtful accounts	783	18,012
Other	5,788	(18,346)
Changes in operating assets and liabilities:
Accounts receivable	14,315	50,319
Inventories	(63,006)	20,510
Accounts payable	31,822	(37,988)
Income taxes	3,075	(1,810)
Accrued liabilities	4,791	(9,760)
Other assets and liabilities	(3,912)	(2,915)
Cash provided by operating activities	120,165	4,427
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(3,320)	(11,895)
Capitalized computer software	(16,993)	(25,605)
Other	(902)	(1,673)
Cash used by investing activities	(21,215)	(39,173)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	—	512,500
Repayments under revolving credit facility	—	(287,500)
Payment of deferred financing costs	—	(4,346)
Repayments of term loans	(125,000)	—
Dividends paid	(46,016)	(31,877)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	663	(1,854)
Other	(176)	(718)
Cash (used) provided by financing activities	(170,529)	186,205
Effect of foreign currency rate changes on cash and cash equivalents	(931)	(1,991)
Net change in cash and cash equivalents	(72,510)	149,468
Cash and cash equivalents – beginning of period	248,138	106,808
Cash and cash equivalents – end of period	$175,628	$256,276

See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2020	57,255	$—	$172,297	$7,151	$(94,807)	$84,641
Net income	—	—	—	64,463	—	64,463
Stock-based compensation, net	259	—	14,472	(4,458)	—	10,014
Other comprehensive loss	—	—	—	—	(1,890)	(1,890)
Dividends on Common Stock ($0.40 per share)	—	—	—	(22,964)	—	(22,964)
Balance, March 2021	57,514	$—	$186,769	$44,192	$(96,697)	$134,264
Net income	—	—	—	23,637	—	23,637
Stock-based compensation, net	118	—	12,007	(698)	—	11,309
Other comprehensive income	—	—	—	—	7,728	7,728
Dividends on Common Stock ($0.40 per share)	—	—	—	(23,052)	—	(23,052)
Balance, June 2021	57,632	$—	$198,776	$44,079	$(88,969)	$153,886

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity (Deficit)

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2019	56,812	$—	$150,673	$(1,718)	$(79,698)	$69,257
Net loss	—	—	—	(2,712)	—	(2,712)
Stock-based compensation, net	119	—	3,293	(2,682)	—	611
Other comprehensive loss	—	—	—	—	(53,764)	(53,764)
Dividends on Common Stock ($0.56 per share)	—	—	—	(31,877)	—	(31,877)
Balance, March 2020	56,931	$—	$153,966	$(38,989)	$(133,462)	$(18,485)
Net loss	—	—	—	(33,262)	—	(33,262)
Stock-based compensation, net	—	—	4,694	—	—	4,694
Other comprehensive income	—	—	—	—	2,164	2,164
Balance, June 2020	56,931	$—	$158,660	$(72,251)	$(131,298)	$(44,889)

See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending January 1, 2022 ("fiscal 2021"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended June 2021, December 2020 and June 2020 correspond to the fiscal periods ended July 3, 2021, January 2, 2021 and June 27, 2020, respectively.
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
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and six months ended June 2021 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2021. The unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Company's 2020 Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed with the Securities and Exchange Commission ("SEC") on March 3, 2021 ("2020 Annual Report on Form 10-K").
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

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — REVENUES
Performance Obligations
As of June 2021, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the three and six months ended June 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.
Contract Balances
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	June 2021	December 2020	June 2020
Accounts receivable, net	$215,297	$231,397	$153,302
Contract assets (a)	4,694	5,769	3,113
Contract liabilities (b)	674	787	1,688
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three and six months ended June 2021, revenue recognized that was included in contract liabilities as of December 2020 was not significant. For the three and six months ended June 2020, revenue of $0.1 million and $1.2 million, respectively, was recognized that was included in contract liabilities as of December 2019.
As of June 2021, the Company has contractual rights under its licensing agreements to receive $27.0 million of fixed consideration related to the future minimum guarantees through December 2025. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region where the licensee sells the product. Direct-to-Consumer revenues include the distribution of our products via Wrangler® and Lee® branded full-price stores and Company-operated outlet stores globally, digital sales at www.wrangler.com and www.lee.com globally and concession retail locations internationally.
The Other channel primarily included sales of third-party branded merchandise at VF Outlet stores through the first quarter of 2021. During 2020, the Company decided to discontinue the sale of third-party branded merchandise in all VF Outlet stores, exit certain VF Outlet stores and convert all remaining locations to Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores. Sales of Wrangler® and Lee® branded products in our retail stores are not included in Other and are reported in the Direct-to-Consumer channel discussed above.

	Three Months Ended June 2021

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$245,200	$79,312	$2,434	$326,946
Non-U.S. Wholesale	41,071	55,690	805	97,566
Direct-to-Consumer	25,030	41,012	8	66,050
Other	—	—	203	203
Total	$311,301	$176,014	$3,450	$490,765

Geographic revenues
U.S.	$266,146	$96,179	$2,645	$364,970
International	45,155	79,835	805	125,795
Total	$311,301	$176,014	$3,450	$490,765

9 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 2020

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$217,183	$33,194	$2,503	$252,880
Non-U.S. Wholesale	17,251	27,005	—	44,256
Direct-to-Consumer	17,221	25,767	1	42,989
Other	—	—	9,129	9,129
Total	$251,655	$85,966	$11,633	$349,254

Geographic revenues
U.S.	$232,566	$44,119	$11,633	$288,318
International	19,089	41,847	—	60,936
Total	$251,655	$85,966	$11,633	$349,254

	Six Months Ended June 2021

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$574,899	$203,894	$4,160	$782,953
Non-U.S. Wholesale	88,648	146,490	1,442	236,580
Direct-to-Consumer	46,576	75,778	13	122,367
Other	—	—	627	627
Total	$710,123	$426,162	$6,242	$1,142,527

Geographic revenues
U.S.	$614,025	$234,411	$4,800	$853,236
International	96,098	191,751	1,442	289,291
Total	$710,123	$426,162	$6,242	$1,142,527

	Six Months Ended June 2020

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$453,465	$125,772	$6,564	$585,801
Non-U.S. Wholesale	64,188	86,858	304	151,350
Direct-to-Consumer	37,388	56,092	3	93,483
Other	—	—	23,118	23,118
Total	$555,041	$268,722	$29,989	$853,752

Geographic revenues
U.S.	$485,150	$152,087	$29,685	$666,922
International	69,891	116,635	304	186,830
Total	$555,041	$268,722	$29,989	$853,752

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 10

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
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel. Other also included sales of third-party branded merchandise at VF Outlet stores through the first quarter of 2021. During 2020, the Company decided to discontinue the sale of third-party branded merchandise in all VF Outlet stores, exit certain VF Outlet stores and convert all remaining locations to Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores. Sales of Wrangler® and Lee® branded products in our retail stores are not included in Other and are reported in the respective segments discussed above.
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
The following table presents financial information for the Company's reportable segments and income (loss) before income taxes:

	Three Months Ended June		Six Months Ended June

(In thousands)	2021	2020	2021	2020
Segment revenues:
Wrangler	$311,301	$251,655	$710,123	$555,041
Lee	176,014	85,966	426,162	268,722
Total reportable segment revenues	487,315	337,621	1,136,285	823,763
Other revenues	3,450	11,633	6,242	29,989
Total net revenues	$490,765	$349,254	$1,142,527	$853,752
Segment profit:
Wrangler	$52,834	$28,938	$136,817	$62,801
Lee	18,491	(18,417)	69,614	(17,444)
Total reportable segment profit	$71,325	$10,521	$206,431	$45,357
Corporate and other expenses	(36,983)	(26,348)	(78,534)	(59,570)
Interest expense	(7,641)	(13,120)	(19,432)	(24,059)
Interest income	421	556	679	972
Profit (loss) related to other revenues	880	(6,477)	59	(8,705)
Income (loss) before income taxes	$28,002	$(34,868)	$109,203	$(46,005)

11 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The Company reviews the estimates used to calculate the allowance for doubtful accounts on a quarterly basis.

The following table presents a rollforward of the allowance for doubtful accounts:

	Six Months Ended June
(In thousands)	2021	2020

Balance, December	$19,143	$11,852
Provision for expected credit losses	783	18,012
Accounts receivable balances written off (1)	(4,119)	(7,502)
Other (2)	(325)	(713)
Balance, June	$15,482	$21,649
(1) Accounts receivable balances written off against the allowance were primarily due to the bankruptcy of a major U.S. retail customer during the second quarter of 2020, write-offs related to our India business during 2021 as well as the impact of COVID-19 during the 2021 and 2020 periods.
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
During the six months ended June 2021 and June 2020, the Company sold total trade accounts receivable of $586.8 million and $405.8 million, respectively. As of June 2021, December 2020 and June 2020, $183.0 million, $127.1 million and $144.5 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $0.3 million and $0.9 million for the three and six months ended June 2021, respectively, and $0.3 million and $1.1 million for the three and six months ended June 2020, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of inventories recorded in the Company's balance sheets:

(In thousands)	June 2021	December 2020	June 2020
Finished products	$342,276	$277,164	$367,361
Work-in-process	29,551	29,921	21,416
Raw materials	31,422	33,647	44,148
Total inventories	$403,249	$340,732	$432,925

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

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type, including maintenance of ratios as defined in the Credit Agreement for consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated debt (the "Total Leverage Ratio") and EBITDA to consolidated interest expense (the "Consolidated Interest Coverage Ratio"). As of June 2021, the applicable maximum Total Leverage Ratio was 4.00 to 1.00 and the applicable minimum Consolidated Interest Coverage Ratio was 3.00 to 1.00, both as measured over the most recent four consecutive fiscal quarters. In addition, beginning with the fiscal year ended December 2020, the Company is subject to additional mandatory repayments on Term Loan B if excess cash flow, as defined in the Credit Agreement, exceeds a specified threshold. As of June 2021, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements.
Short-term Borrowings
At June 2021, December 2020 and June 2020, the Company had $36.0 million, $35.9 million and $46.4 million, of borrowing availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Short-term borrowings outstanding under these arrangements were $0.2 million and $0.3 million at December 2020 and June 2020, respectively, and primarily consisted of letters of credit that are non-interest bearing to the Company. There were no outstanding balances under these arrangements at June 2021. In addition, short-term borrowings at June 2021 and December 2020 included other debt of $0.9 million.
Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheets:

(In thousands)	June 2021	December 2020	June 2020
Revolving Credit Facility	$—	$—	$225,000
Term Loan A	660,334	694,241	693,393
Term Loan B	130,678	218,716	218,320
Total long-term debt	791,012	912,957	1,136,713
Less: current portion	(8,750)	(25,000)	(6,250)
Long-term debt, due beyond one year	$782,262	$887,957	$1,130,463
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of June 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and $12.3 million of outstanding standby letters of credit issued on behalf of the Company, leaving $487.7 million available for borrowing against this facility.
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
Term Loan A had an outstanding principal amount of $665.0 million at June 2021, and $700.0 million at both December 2020 and June 2020, which is recorded net of unamortized deferred financing costs. As of June 2021, interest expense on Term Loan A was being recorded at an effective annual interest rate of 2.8%, including the remaining amortization of deferred financing costs and the impact of the Company’s interest rate swap agreements.
Term Loan B had an outstanding principal amount of $133.0 million at June 2021, and $223.0 million at both December 2020 and June 2020, which is recorded net of unamortized original issue discount and deferred financing costs. As of June 2021, interest expense on Term Loan B was being recorded at an effective annual interest rate of 5.5%, including the remaining amortization of original issue discount, deferred financing costs and the impact of the Company’s interest rate swap agreements.
In addition, during the three and six months ended June 2021, the Company recorded interest expense of $0.2 million and $1.9 million due to accelerated amortization of original issue discount and debt issuance costs associated with early repayments on term loans under our Credit Facilities.

13 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

June 2021
Financial assets:
Cash equivalents:
Money market funds	$87,653	$87,653	$—	$—
Time deposits	3,631	3,631	—	—
Foreign currency exchange contracts	8,286	—	8,286	—
Investment securities	58,568	58,568	—	—
Financial liabilities:
Foreign currency exchange contracts	4,411	—	4,411	—
Interest rate swap agreements	11,825	—	11,825	—
Deferred compensation	59,877	—	59,877	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2020
Financial assets:
Cash equivalents:
Money market funds	$165,751	$165,751	$—	$—
Time deposits	4,978	4,978	—	—
Foreign currency exchange contracts	7,531	—	7,531	—
Investment securities	57,166	57,166	—	—
Financial liabilities:
Foreign currency exchange contracts	8,794	—	8,794	—
Interest rate swap agreements	16,309	—	16,309	—
Deferred compensation	58,035	—	58,035	—

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign currency exchange contracts and interest rate swap agreements, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and observable interest rate yield curves for interest rate swap agreements. Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities and are comprised of mutual funds that are valued based on quoted prices in active markets (Level 1). Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments (Level 2).
Additionally, at June 2021, the carrying value of the Company's long-term debt was $791.0 million compared to a fair value of $795.2 million. At December 2020, the carrying value of the Company's long-term debt was $913.0 million compared to a fair value of $916.0 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At June 2021 and December 2020, their carrying values approximated fair value due to the short-term nature of these instruments.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, capitalized computer software, operating lease assets and goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using market-based assumptions. As a result of temporary and expected permanent retail store closures, the Company assessed the related retail store assets for impairment and recorded impairment charges of $1.6 million and $1.8 million during the three and six months ended June 2020, respectively. During the three and six months ended June 2021, no triggering events were identified that required an impairment assessment.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $310.3 million at June 2021, $295.0 million at December 2020 and $290.2 million at June 2020, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty, Swedish krona, and Indian rupee. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $350.0 million at June 2021 and $400.0 million at both December 2020 and June 2020. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that the hedging relationship has ceased to be highly effective, it would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of June 2021. A limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.

15 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	June 2021	December 2020	June 2020	June 2021	December 2020	June 2020

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$8,194	$7,179	$3,689	$(4,381)	$(8,640)	$(9,597)
Interest rate swap agreements	—	—	—	(11,825)	(16,309)	(18,832)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	92	352	870	(30)	(154)	(422)
Total derivatives	$8,286	$7,531	$4,559	$(16,236)	$(25,103)	$(28,851)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	June 2021		December 2020		June 2020

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$8,286	$(16,236)	$7,531	$(25,103)	$4,559	$(28,851)
Gross amounts not offset in the balance sheet	(1,383)	1,383	(1,818)	1,818	(1,745)	1,745
Net amounts	$6,903	$(14,853)	$5,713	$(23,285)	$2,814	$(27,106)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	June 2021	December 2020	June 2020
Prepaid expenses and other current assets	$7,368	$5,773	$3,716
Accrued liabilities	(4,113)	(7,166)	(8,625)
Other assets	918	1,758	843
Other liabilities	(12,123)	(17,937)	(20,226)

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Cash Flow Hedges

The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income (loss):

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended		Six Months Ended

Cash Flow Hedging Relationships	June 2021	June 2020	June 2021	June 2020
Foreign currency exchange contracts	$1,357	$812	$2,903	$(10,094)
Interest rate swap agreements	(609)	(2,653)	1,477	(17,323)
Total	$748	$(1,841)	$4,380	$(27,417)

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended		Six Months Ended

Location of Gain (Loss)	June 2021	June 2020	June 2021	June 2020
Net revenues	$125	$(194)	$200	$(552)
Cost of goods sold	(1,428)	1,615	(2,833)	5,356
Other expense, net	(293)	141	(427)	137
Interest expense	(1,494)	(1,349)	(3,007)	(1,580)
Total	$(3,090)	$213	$(6,067)	$3,361
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
The following table presents a summary of these derivatives included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended		Six Months Ended

Derivatives Not Designated as Hedges		June 2021	June 2020	June 2021	June 2020
Foreign currency exchange contracts	Net revenues	$(23)	$2	$(104)	$6
	Cost of goods sold	109	550	(14)	(3,122)
	Other expense, net	(89)	(13)	120	10
Total		$(3)	$539	$2	$(3,106)
Other Derivative Information
There were no significant amounts recognized in earnings for any hedging relationships deemed ineffective during the three and six months ended June 2021 and June 2020.
At June 2021, AOCL included $3.1 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 fiscal months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

17 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

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
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	June 2021	December 2020	June 2020
Foreign currency translation	$(83,192)	$(80,178)	$(108,129)
Defined benefit pension plans	(1,826)	(1,889)	(2,289)
Derivative financial instruments	(3,951)	(12,740)	(20,880)
Accumulated other comprehensive loss	$(88,969)	$(94,807)	$(131,298)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended June 2021
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, March 2021	$(87,260)	$(1,815)	$(7,622)	$(96,697)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	4,068	—	1,348	5,416
Reclassifications to net income (loss) of previously deferred (gains) losses	—	(11)	2,323	2,312
Net other comprehensive income (loss)	4,068	(11)	3,671	7,728
Balance, June 2021	$(83,192)	$(1,826)	$(3,951)	$(88,969)

	Three Months Ended June 2020
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, March 2020	$(111,328)	$(2,272)	$(19,862)	$(133,462)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	3,199	(27)	(820)	2,352
Reclassifications to net income (loss) of previously deferred (gains) losses	—	10	(198)	(188)
Net other comprehensive income (loss)	3,199	(17)	(1,018)	2,164
Balance, June 2020	$(108,129)	$(2,289)	$(20,880)	$(131,298)

	Six Months Ended June 2021
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, December 2020	$(80,178)	$(1,889)	$(12,740)	$(94,807)
Other comprehensive income (loss) before reclassifications	(3,014)	—	4,197	1,183
Amounts reclassified from accumulated other comprehensive income (loss)	—	63	4,592	4,655
Net other comprehensive income (loss)	(3,014)	63	8,789	5,838
Balance, June 2021	$(83,192)	$(1,826)	$(3,951)	$(88,969)

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 2020
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, December 2019	$(84,118)	$(2,301)	$6,721	$(79,698)
Other comprehensive income (loss) before reclassifications	(24,011)	(8)	(24,475)	(48,494)
Amounts reclassified from accumulated other comprehensive income (loss)	—	20	(3,126)	(3,106)
Net other comprehensive income (loss)	(24,011)	12	(27,601)	(51,600)
Balance, June 2020	$(108,129)	$(2,289)	$(20,880)	$(131,298)

The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended June		Six Months Ended June

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2021	2020	2021	2020
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$14	$(14)	$(85)	$(28)
Total before tax		14	(14)	(85)	(28)
Income taxes	Income taxes	(3)	4	22	8
Net of tax		11	(10)	(63)	(20)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$125	$(194)	$200	$(552)
Foreign currency exchange contracts	Cost of goods sold	(1,428)	1,615	(2,833)	5,356
Foreign currency exchange contracts	Other expense, net	(293)	141	(427)	137
Interest rate swap agreements	Interest expense	(1,494)	(1,349)	(3,007)	(1,580)
Total before tax		(3,090)	213	(6,067)	3,361
Income taxes	Income taxes	767	(15)	1,475	(235)
Net of tax		(2,323)	198	(4,592)	3,126
Total reclassifications for the period, net of tax		$(2,312)	$188	$(4,655)	$3,106

NOTE 10 — INCOME TAXES
The effective income tax rate for the six months ended June 2021 was 19.3% compared to 21.8% in the 2020 period. The six months ended June 2021 included a net discrete tax benefit of $0.6 million, primarily comprised of $0.8 million of tax benefit related to stock compensation and $0.2 million of tax expense related to unrecognized tax benefits and interest. The $0.6 million net discrete tax benefit in the six months ended June 2021 decreased the effective income tax rate by 0.6%.
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
The effective income tax rate without discrete items for the six months ended June 2021 was 19.9% compared to 5.0% on the 2020 period loss. The increase was primarily due to changes in our jurisdictional mix of earnings and the relative impact of losses incurred for which no related tax benefit was recognized.
During the six months ended June 2021, the amount of net unrecognized tax benefits and associated interest increased by $0.4 million to $13.8 million. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.6 million within the next 12 fiscal months due to settlements of audits and expiration of statutes of limitations, all of which would reduce income tax expense.

19 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 11 — EARNINGS (LOSS) PER SHARE
The calculations of basic and diluted earnings (loss) per share ("EPS") is based on net income (loss) divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss)	$23,637	$(33,262)	$88,100	$(35,974)
Basic weighted average shares outstanding	57,612	56,931	57,478	56,903
Dilutive effect of stock-based awards	1,744	—	1,651	—
Diluted weighted average shares outstanding	59,356	56,931	59,129	56,903
Earnings (loss) per share:
Basic earnings (loss) per common share	$0.41	$(0.58)	$1.53	$(0.63)
Diluted earnings (loss) per common share	$0.40	$(0.58)	$1.49	$(0.63)

For the three and six months ended June 2021, there were an immaterial number of anti-dilutive shares that were excluded from the dilutive loss per share calculation. A total of 2.1 million and 1.6 million of potentially dilutive shares were excluded from the diluted loss per share calculation for the three and six months ended June 2020, respectively, because the Company incurred a net loss for those periods.

For both the three and six months ended June 2021, a total of 0.2 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For both the three and six months ended June 2020, a total of 0.4 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 12 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2031. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to leases:

	Six Months Ended June

(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$19,338	$18,925
Right-of-use operating assets obtained in exchange for new operating leases - non-cash activity	$1,898	$702

NOTE 13 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits.
All of the $0.3 million and $1.0 million of restructuring charges recognized during the three and six months ended June 2021, respectively, were reflected within "selling, general and administrative expenses," and primarily related to previously approved initiatives. All of the $5.8 million of restructuring charges recognized during the three months ended June 2020 were reflected within "selling, general and administrative expenses." Of the $11.6 million of restructuring charges recognized during the six months ended June 2020, $11.1 million was reflected within "selling, general and administrative expenses" and $0.5 million was reflected within "cost of goods sold."

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Of the $2.6 million total restructuring accrual reported in the Company's balance sheet at June 2021, $2.5 million is expected to be paid out within the next 12 fiscal months and is classified within "accrued liabilities." The remaining $0.1 million is classified within "other liabilities." Of the $6.7 million total restructuring accrual reported in the Company's balance sheet at December 2020, $6.5 million was expected to be paid out within the next 12 fiscal months and was classified within "accrued liabilities," and the remaining $0.2 million was classified within "other liabilities."
The following table presents the components of restructuring charges:

	Three Months Ended		Six Months Ended
(In thousands)
	June 2021	June 2020	June 2021	June 2020
Severance and employee-related benefits	$273	$4,215	$992	$10,010
Asset impairments	—	1,579	—	1,579
Total restructuring charges	$273	$5,794	$992	$11,589
The following table presents the restructuring costs by business segment:

	Three Months Ended		Six Months Ended
(In thousands)
	June 2021	June 2020	June 2021	June 2020
Wrangler	$123	$478	$306	$3,656
Lee	148	514	331	3,131
Corporate and other	2	4,802	355	4,802
Total	$273	$5,794	$992	$11,589
The following table presents activity in the restructuring accrual for the six-month period ended June 2021:

(In thousands)	Total

Accrual at December 2020	$6,741
Charges	992
Cash payments	(5,196)
Adjustments to accruals	55
Accrual at June 2021	$2,592

NOTE 14 — SUBSEQUENT EVENTS
Dividend
On July 20, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.40 per share of the Company's Common Stock. The cash dividend will be payable on September 20, 2021, to shareholders of record at the close of business on September 10, 2021.
Share Repurchase Program
On August 5, 2021, the Company announced that its Board of Directors had approved a share repurchase program. The program authorizes the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The timing and amount of repurchases will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice. The Company expects to fund repurchases through cash flow generated from operations.

21 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending January 1, 2022 ("fiscal 2021"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended June 2021, December 2020 and June 2020 correspond to the fiscal periods ended July 3, 2021, January 2, 2021 and June 27, 2020, respectively.
References to fiscal 2021 foreign currency amounts herein reflect the changes in foreign exchange rates from the prior year comparable period and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
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
Net revenues and profits across all our segments and geographies decreased significantly due to the impact of COVID-19, beginning late January 2020 in China and mid-March 2020 in the U.S. and Europe, as customer retail and owned door closures and governmental stay-at-home orders increased. These negative impacts on operating results continued into the second and third quarters of 2020. We began to see gradual improvement during the third and fourth quarters of 2020, reflecting positive trends in our digital wholesale business and owned e-commerce sites as consumer spending continued to shift towards digital shopping experiences due to the impact of COVID-19. We also saw positive trends in demand in most markets resulting from fewer customer store closures and increased retail store traffic in the second half of 2020. These positive trends continued into the first half of 2021. The Company took timely actions in 2020 to strengthen our financial flexibility and preserve adequate liquidity during the uncertain economic situation resulting from COVID-19, as further discussed in the section titled “liquidity and capital resources.”
Our top priority remains the health and safety of our employees and consumers, and we continue to implement and monitor safety protocols and health precautions as we reopen and operate our facilities. The Company’s offices are open where permitted by local restrictions and deemed appropriate by management, but many associates continue to work remotely. The Company’s manufacturing plants and distribution centers around the world are currently operating and fulfilling wholesale and direct-to-consumer orders. Additionally, we have experienced retail store closures and reduced traffic in various countries throughout the pandemic, some of which continued into 2021. Because a significant portion of the Company’s sourced finished products originate from various countries that have been impacted by the pandemic, we continue to diligently monitor developments and work with these long-standing partners to prioritize production to best align with demand. We continue to experience delays in select product availability and are working with our customers to minimize any impact.
The ultimate economic impact of the pandemic remains fluid. The recent resurgence of COVID-19 cases in various parts of the world has caused the re-implementation of government restrictions to prevent further spread of the virus. As the timing and availability of vaccines will be different around the world, we believe the pace of the recovery will vary by geography depending on vaccination rates as well as other macroeconomic factors. The Company anticipates, and continues to take necessary, proactive steps to accommodate, a prolonged COVID-19 operating environment.
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

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 22

During 2020, we continued to implement proactive strategic programs to improve quality-of-sales, including two key initiatives related to our India and VF Outlet businesses. We decided to transition our India business to a licensed model and are in process of implementing this change in 2021. Additionally, we performed a strategic review of the VF Outlet store fleet. Based on our assessment of store productivity, we exited approximately 40 of our VF Outlet stores, converted all remaining locations to Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores and discontinued the sale of third-party branded merchandise. Our remaining stores only carry Wrangler® and Lee® branded products.
Additionally, we have made significant investments to support the design and implementation of a global enterprise resource planning ("ERP") system and information technology infrastructure build-out that are continuing into 2021. As expected, due to the timing of the Company's North American and EMEA ERP implementations, many customers elected to shift the timing of certain shipments from the second quarter to the first quarter of 2021 and from the third quarter to the second quarter of 2021, respectively.

SECOND QUARTER OF FISCAL 2021 SUMMARY
•Net revenues increased 41% to $490.8 million compared to the three months ended June 2020, driven by growth in all channels as discussed below.
•U.S. Wholesale revenues increased 29% compared to the three months ended June 2020, due to growth in our U.S. digital wholesale business, new business growth and the less significant impact of COVID-19 compared with the prior year period. These increases were partially offset by an expected shift in the timing of shipments from the second quarter to the first quarter of 2021 due to the ERP implementation. U.S. Wholesale revenues represented 67% of total revenues in the current period.
•Non-U.S. Wholesale revenues increased 120% compared to the three months ended June 2020, primarily due to the less significant impact of COVID-19 compared with the prior year period, growth in the EMEA digital wholesale business and an expected shift in the timing of certain shipments from the third quarter to the second quarter of 2021 due to the ERP implementation. Non-U.S. wholesale revenues included a 21% favorable impact from foreign currency and represented 20% of total revenues in the current period.
•Direct-to-Consumer revenues increased 54% on a global basis compared to the three months ended June 2020, primarily due to the less significant impact of COVID-19 compared with the prior year period and growth in our owned e-commerce sites. Direct-to-Consumer revenues included a 6% favorable impact from foreign currency and represented 13% of total revenues in the current period.
•Gross margin increased 760 basis points to 46.1%, compared to the three months ended June 2020, primarily driven by leverage of fixed manufacturing costs on higher production, favorable customer, product and channel mix and benefits from product cost.
•Selling, general & administrative expenses as a percentage of net revenues decreased to 38.9% compared to 44.7% for the 2020 period, primarily due to leverage of fixed costs on higher revenues, lower bad debt expense in the current period and lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. These benefits were partially offset by increases in demand creation and digital spending.
•Net income was $23.6 million compared to a net loss of $33.3 million for the three months ended June 2020, primarily due to the business results discussed above.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and six months ended June 2021 as compared to June 2020:

(In millions)	Three Months Ended June	Six Months Ended June

Net revenues — 2020	$349.3	$853.8
Operations	129.8	266.3
Impact of foreign currency	11.7	22.4
Net revenues — 2021	$490.8	$1,142.5
Three Months Ended June 2021 Compared to the Three Months Ended June 2020
Net revenues increased 41% due to growth in the Wrangler and Lee segments across all channels. This revenue increase was attributable to the less significant impact of COVID-19 compared with the prior year period, growth in our U.S. and EMEA digital wholesale businesses and new business growth in the U.S. These increases were partially offset by an expected shift in the timing of shipments from the second quarter to the first quarter of 2021 in our North American region due to the ERP implementation.

23 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

Six Months Ended June 2021 Compared to the Six Months Ended June 2020
Net revenues increased 34% due to growth in the Wrangler and Lee segments across all channels. This revenue increase was attributable to the less significant impact of COVID-19 compared with the prior year period, growth in our U.S. and EMEA digital wholesale businesses and new business growth in the U.S. These increases were partially offset by lower retail sales in the current period resulting from the exit of certain VF Outlet stores and the transition of our India business to a licensed model.
Additional details on revenues are provided in the section titled “information by business segment.”
The following table presents components of the Company's statements of operations as a percentage of total net revenues:

	Three Months Ended June		Six Months Ended June

(Dollars in thousands)	2021	2020	2021	2020
Net revenues	$490,765	$349,254	$1,142,527	$853,752
Gross margin (net revenues less cost of goods sold)	$226,124	$134,366	$526,704	$325,130
As a percentage of total net revenues	46.1%	38.5%	46.1%	38.1%
Selling, general and administrative expenses	$190,947	$156,161	$398,351	$347,089
As a percentage of total net revenues	38.9%	44.7%	34.9%	40.7%
Operating income (loss)	$35,177	$(21,795)	$128,353	$(21,959)
As a percentage of total net revenues	7.2%	(6.2)%	11.2%	(2.6)%
Three Months Ended June 2021 Compared to the Three Months Ended June 2020
Gross margin increased 760 basis points primarily driven by leverage of fixed manufacturing costs on higher production, favorable customer, product and channel mix and benefits from product cost.
Selling, general and administrative expenses as a percentage of net revenues decreased to 38.9% compared to 44.7% for the 2020 period, primarily due to leverage of fixed costs on higher revenues, lower bad debt expense in the current period and lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores. These benefits were partially offset by increases in demand creation and digital spending. During the three months ended June 2021 and 2020, costs related to the Company's global ERP implementation and information technology infrastructure build-out were 5.0% and 5.3%, respectively, of total net revenues.
Six Months Ended June 2021 Compared to the Six Months Ended June 2020
Gross margin increased 800 basis points primarily driven by leverage of fixed manufacturing costs on higher production, favorable customer, product and channel mix, benefits from product cost and lower provisions for inventory losses in the current period.
Selling, general and administrative expenses as a percentage of net revenues decreased to 34.9% compared to 40.7% for the 2020 period, primarily due to leverage of fixed costs on higher revenues, lower bad debt expense in the current period, lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores. These benefits were partially offset by increases in demand creation and digital spending. During the six months ended June 2021 and 2020, costs related to the Company's global ERP implementation and information technology infrastructure build-out were 4.3% and 3.9%, respectively, of total net revenues.
The effective income tax rate was 19.3% for the six months ended June 2021 compared to 21.8% in the 2020 period. The six months ended June 2021 included a net discrete tax benefit of $0.6 million, primarily comprised of $0.8 million of tax benefit related to stock compensation and $0.2 million of tax expense related to unrecognized tax benefits and interest. The $0.6 million net discrete tax benefit in the six months ended June 2021 decreased the effective income tax rate by 0.6%.
The effective tax rate for the six months ended June 2020 included a net discrete tax benefit of $7.7 million, primarily comprised of $6.3 million of tax benefit recognized due to the enactment of Swiss tax reform in the canton of Ticino and $1.1 million of tax benefit related to the finalization of state tax return filings. The $7.7 million net discrete tax benefit in the six months ended June 2020 increased the effective income tax rate by 16.8%.
The effective income tax rate without discrete items for the six months ended June 2021 was 19.9% compared to 5.0% in the 2020 period. The increase was primarily due to changes in our jurisdictional mix of earnings and the relative impact of losses incurred for which no related tax benefit was recognized.

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 24

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
The following tables present a summary of the changes in segment revenues and segment profit for the three and six months ended June 2021 as compared to the three and six months ended June 2020:
Segment Revenues:

	Three Months Ended June
(In millions)	Wrangler	Lee	Total
Segment revenues — 2020	$251.7	$86.0	$337.6
Operations	55.4	82.6	138.0
Impact of foreign currency	4.2	7.4	11.6
Segment revenues — 2021	$311.3	$176.0	$487.3

	Six Months Ended June
(In millions)	Wrangler	Lee	Total
Segment revenues — 2020	$555.0	$268.7	$823.8
Operations	147.5	142.8	290.2
Impact of foreign currency	7.6	14.7	22.3
Segment revenues — 2021	$710.1	$426.2	$1,136.3

Segment Profit:

	Three Months Ended June
(In millions)	Wrangler	Lee	Total
Segment profit — 2020	$28.9	$(18.4)	$10.5
Operations	23.6	35.8	59.4
Impact of foreign currency	0.3	1.1	1.4
Segment profit — 2021	$52.8	$18.5	$71.3

	Six Months Ended June
(In millions)	Wrangler	Lee	Total
Segment profit — 2020	$62.8	$(17.4)	$45.4
Operations	73.5	84.0	157.5
Impact of foreign currency	0.5	3.0	3.5
Segment profit — 2021	$136.8	$69.6	$206.4

25 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Segment revenues	$311.3	$251.7	23.7%	$710.1	$555.0	27.9%
Segment profit	$52.8	$28.9	82.7%	$136.8	$62.8	117.8%
Operating margin	17.0%	11.5%		19.3%	11.3%
Three Months Ended June 2021 Compared to the Three Months Ended June 2020
Global revenues for the Wrangler® brand increased 24%, driven by growth in all channels.
•Revenues in the Americas region increased 14%, primarily due to a 13% increase in the U.S. Wholesale channel, as well as growth in our owned e-commerce sites. Increases in the U.S. Wholesale channel were driven by the less significant impact of COVID-19 compared with the prior year period, growth in the U.S. digital wholesale business and strength in our Western business and new product categories. These increases were partially offset by an expected shift in the timing of shipments from the second quarter to the first quarter of 2021 due to the ERP implementation. Non-U.S. Americas wholesale revenues increased 2%, primarily due to an 11% favorable impact from foreign currency, partially offset by an expected shift in the timing of shipments from the second quarter to the first quarter of 2021 due to the ERP implementation.
•Revenues in the APAC region increased 97% primarily due to the less significant impact of COVID-19 compared with the prior year period and a 10% favorable impact from foreign currency.
•Revenues in the EMEA region increased 276%, primarily driven by the less significant impact of COVID-19 compared with the prior year period, a 35% favorable impact from foreign currency, growth in the digital wholesale business and our owned e-commerce sites and an expected shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation.
Operating margin increased to 17.0% compared to 11.5% for the 2020 period primarily driven by leverage of fixed costs on higher revenues, favorable customer, product and channel mix and benefits from product cost. These benefits were partially offset by increases in demand creation and digital spending. During the three months ended June 2021, operating margin was negatively impacted by 50 basis points due to restructuring and Separation costs. During the three months ended June 2020, operating margin was negatively impacted by 80 basis points due to restructuring costs, Separation costs and business model changes.
Six Months Ended June 2021 Compared to the Six Months Ended June 2020
Global revenues for the Wrangler® brand increased 28%, driven by growth in all channels.
•Revenues in the Americas region increased 26%, primarily due to a 27% increase in the U.S. Wholesale channel, as well as growth in our owned e-commerce sites. Increases in the U.S. Wholesale channel were driven by the less significant impact of COVID-19 compared with the prior year period, growth in the U.S. digital wholesale business and strength in our core U.S. wholesale and Western businesses. These increases were partially offset by lower retail sales in the current period resulting from the exit of certain underperforming VF Outlet stores. Non-U.S. Americas wholesale revenues increased 23%, primarily due to the less significant impact of COVID-19 compared with the prior year period and an 8% favorable impact from foreign currency.
•Revenues in the APAC region decreased 19%. The decrease was primarily in India, driven by our transition to a licensed model. These decreases were partially offset by the less significant impact of COVID-19 compared with the prior year period and a 4% favorable impact from foreign currency.
•Revenues in the EMEA region increased 51%, primarily due to the less significant impact of COVID-19 compared with the prior year period, a 13% favorable impact from foreign currency, growth in the digital wholesale business and our owned e-commerce sites, and an expected shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation.
Operating margin increased to 19.3% compared to 11.3% for the 2020 period primarily due to favorable customer, product and channel mix, leverage of fixed costs on higher revenues, lower provisions for inventory losses in the current period and benefits from product cost and lower bad debt expense in the current period. During the six months ended June 2021, operating margin was negatively impacted by 50 basis points due to restructuring and Separation costs. During the six months ended June 2020, operating margin was negatively impacted by 120 basis points due to restructuring costs, Separation costs and business model changes.

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 26

Lee

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Segment revenues	$176.0	$86.0	104.7%	$426.2	$268.7	58.6%
Segment profit	$18.5	$(18.4)	200.4%	$69.6	$(17.4)	*
Operating margin	10.5%	(21.4)%		16.3%	(6.5)%
*Calculation not meaningful.
Three Months Ended June 2021 Compared to the Three Months Ended June 2020
Global revenues for the Lee® brand increased 105% primarily driven by growth in all channels, as well as a 9% favorable impact from foreign currency. During the prior year period, Lee U.S. revenues were more adversely impacted than Wrangler U.S. revenues due to higher retail door closures for Lee customers.
•Revenues in the Americas region increased 118%, primarily due to a 139% increase in the U.S. Wholesale channel, as well as growth in our owned e-commerce sites. Increases in the U.S. Wholesale channel were driven by the less significant impact of COVID-19 compared with the prior year period, new business growth and growth in the U.S. digital wholesale business. These increases were partially offset by an expected shift in the timing of shipments from the second quarter to the first quarter of 2021 due to the ERP implementation. Non-U.S. Americas wholesale revenues increased 111%, primarily due to the less significant impact of COVID-19 compared with the prior year period and a 28% favorable impact from foreign currency.
•Revenues in the APAC region increased 24%, primarily due to the less significant impact of COVID-19 compared with the prior year period across all channels, growth in our owned e-commerce sites and an 11% favorable impact from foreign currency.
•Revenues in the EMEA region increased 304%, primarily due to the less significant impact of COVID-19 compared with the prior year period across all channels, a 37% favorable impact from foreign currency, growth in the digital wholesale business and an expected shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation.
Operating margin increased to 10.5% compared to a 21.4% loss for the 2020 period, primarily driven by favorable customer and product mix, lower bad debt expense in the current period, leverage of fixed costs on higher revenues, lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores and benefits from increased demand creation and digital spend on higher revenues. During the three months ended June 2021, operating margin was negatively impacted by 70 basis points due to restructuring and Separation costs. During the three months ended June 2020, operating margin was negatively impacted by 210 basis points due to restructuring costs, Separation costs and business model changes.
Six Months Ended June 2021 Compared to the Six Months Ended June 2020
Global revenues for the Lee® brand increased 59%, driven by growth in all channels, as well as a 5% favorable impact from foreign currency.
•Revenues in the Americas region increased 54%, primarily due to a 62% increase in the U.S. Wholesale channel, as well as growth in our owned e-commerce sites. Increases in the U.S. Wholesale channel were driven by the less significant impact of COVID-19 compared with the prior year period, new business growth and growth in the U.S. digital wholesale business. These increases were partially offset by lower retail sales in the current period resulting from the exit of certain underperforming VF Outlet stores. Non-U.S. Americas wholesale revenues increased 51%, primarily due to the less significant impact of COVID-19 compared with the prior year period and an 8% favorable impact from foreign currency.
•Revenues in the APAC region increased 64%, primarily due to the less significant impact of COVID-19 compared with the prior year period across all channels as well as a 12% favorable impact from foreign currency.
•Revenues in the EMEA region increased 68%, primarily due to the less significant impact of COVID-19 compared with the prior year period across all channels, growth in the digital wholesale business, an expected shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation and a 15% favorable impact from foreign currency.
Operating margin increased to 16.3% compared to a 6.5% loss for the 2020 period, primarily driven by favorable customer, product and channel mix, leverage of fixed costs on higher revenues, disciplined cost control, lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores and lower bad debt expense in the current period. During the six months ended June 2021, operating margin was negatively impacted by 80 basis points due to restructuring and Separation costs. During the six months ended June 2020, operating margin was negatively impacted by 210 basis points due to restructuring costs, Separation costs and business model changes.

27 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

Other
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel. Other also included sales of third-party branded merchandise at VF Outlet stores through the first quarter of 2021. During 2020, the Company decided to discontinue the sale of third-party branded merchandise in all VF Outlet stores, exit certain VF Outlet stores and convert all remaining locations to Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores. Sales of Wrangler® and Lee® branded products in our retail stores are not included in Other and are reported in the respective segments discussed above.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Revenues	$3.5	$11.6	(70.3)%	$6.2	$30.0	(79.2)%
Profit (loss)	$0.9	$(6.5)	113.6%	$0.1	$(8.7)	100.7%
Operating margin	25.5%	(56.0)%		0.9%	(29.0)%
Three Months Ended June 2021 Compared to the Three Months Ended June 2020
Other revenues decreased and operating margin increased primarily because the Company discontinued sales of third-party branded merchandise in VF Outlet stores.
Six Months Ended June 2021 Compared to the Six Months Ended June 2020
Other revenues decreased and operating margin increased primarily because the Company discontinued sales of third-party branded merchandise in VF Outlet stores.

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 28

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

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Total reportable segment profit	$71.3	$10.5	*	$206.4	$45.4	*
Corporate and other expenses	(37.0)	(26.3)	40.4%	(78.5)	(59.6)	31.7%
Interest expense	(7.6)	(13.1)	(41.8)%	(19.4)	(24.1)	(19.5)%
Interest income	0.4	0.6	(24.3)%	0.7	1.0	(30.0)%
Profit (loss) related to other revenues	0.9	(6.5)	113.6%	0.1	(8.7)	101.1%
Income (loss) before income taxes	$28.0	$(34.9)	180.3%	$109.2	$(46.0)	*
* Calculation not meaningful.
Three Months Ended June 2021 Compared to the Three Months Ended June 2020
Corporate and other expenses increased $10.6 million, primarily due to an increase in expenses related to the Company's global ERP implementation and information technology infrastructure build-out.
Interest expense decreased $5.5 million, primarily due to favorable interest rates and lower average borrowings under the Credit Facilities as compared to the prior year period.
Six Months Ended June 2021 Compared to the Six Months Ended June 2020
Corporate and other expenses increased $18.9 million, primarily due to an increase in expenses related to the Company's global ERP implementation and information technology infrastructure build-out, partially offset by lower incremental costs attributable to COVID-19.
Interest expense decreased $4.7 million, primarily due to favorable interest rates and lower average borrowings under the Credit Facilities as compared to the prior year period, partially offset by accelerated amortization of original issue discount and debt issuance costs associated with early repayments on term loans under our Credit Facilities.

29 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company took timely actions in 2020 to strengthen our financial flexibility and preserve adequate liquidity during the uncertain economic situation resulting from COVID-19, which included draws on the Revolving Credit Facility (as defined in Note 6 to the Company's financial statements in this Form 10-Q), an amendment to the Credit Agreement providing temporary relief from certain covenants, temporary suspension of the payment of a dividend, and other actions to reduce operating costs, capital expenditures and payroll costs. Due to our improving financial performance and cash flows, we were able to reverse many of these actions by the end of the fourth quarter of 2020 and reverted to the original terms of the Credit Agreement (prior to the amendment) during the first quarter of 2021. However, we continue to maintain the disciplined cost control and other financial benefits from our proactive actions.
As of June 2021, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable financial covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, the disruption of the capital markets caused by COVID-19 could make additional sources of financing more challenging to obtain, and there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit. We expect to have availability under the Revolving Credit Facility through its maturity in May 2024.
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
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and equivalents balances as of June 2021:

(In millions)	June 2021
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$487.7
Cash and equivalents	$175.6
(1) Available borrowing capacity under the Revolving Credit Facility is net of $12.3 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
Refer to Note 6 to the Company's financial statements in this Form 10-Q for additional information regarding the Company's Credit Facilities, including financial covenants and interest rates thereunder as of June 2021.
At June 2021, the Company had $36.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either us or the banks. There were no outstanding balances under these arrangements at June 2021. In addition, short-term borrowings at June 2021 included other debt of $0.9 million.
During the six months ended June 2021, the Company paid $46.0 million of dividends to its shareholders. On July 20, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.40 per share of the Company's Common Stock. The cash dividend will be payable on September 20, 2021, to shareholders of record at the close of business on September 10, 2021.
The declaration and amount of any future dividends will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.
Refer to Note 14 to the Company's financial statements in this Form 10-Q for information regarding a share repurchase program approved by our Board of Directors on August 5, 2021.
We currently expect capital expenditures to range from $40.0 million to $50.0 million in 2021, primarily associated with the implementation of our global ERP system.

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 30

The following table presents our cash flows during the periods:

	Six Months Ended June

(In millions)	2021	2020
Cash provided (used) by:
Operating activities	$120.2	$4.4
Investing activities	$(21.2)	$(39.2)
Financing activities	$(170.5)	$186.2
Operating Activities
Cash flow provided by operating activities is dependent on the level of our net income, adjustments to net income and changes in working capital. During the six months ended June 2021, cash provided by operating activities was $120.2 million as compared to $4.4 million in the prior year period. The increase in cash provided by operations during the six months ended June 2021 was primarily due to higher net income as compared to the prior year period.
Investing Activities
During the six months ended June 2021, cash used by investing activities decreased $18.0 million when compared to the prior year period, primarily due to declines in capitalized computer software and property, plant, and equipment expenditures.
Financing Activities
During the six months ended June 2021, cash used by financing activities was $170.5 million as compared to cash provided of $186.2 million in the prior year period. Cash provided by financing activities during the prior year period was primarily due to $225.0 million of net borrowings under the Revolving Credit Facility as compared to no borrowings during the six months ended June 2021. Additionally, the Company made $125.0 million of term loan repayments during the six months ended June 2021.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2020 Annual Report on Form 10-K provided a table summarizing our contractual obligations and commercial commitments at the end of 2020 that would require the use of funds. As of June 2021, there have been no material changes in the amounts disclosed in the 2020 Annual Report on Form 10-K, except as it relates to the following:
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

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated and combined financial statements included in the 2020 Annual Report on Form 10-K for the fiscal year ended January 2, 2021.
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

31 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this release include, but are not limited to: risks associated with the COVID-19 pandemic, which could continue to result in closed factories and stores, reduced workforces, supply chain interruption, and reduced consumer traffic and purchasing; the level of consumer demand for apparel; intense industry competition; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the ability to accurately forecast demand for products; the Company’s ability to maintain the images of its brands; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; reliance on a small number of large customers; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; operational difficulties and additional expenses related to the Company’s design and implementation of its enterprise resource planning software system; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; foreign currency fluctuations; the impact of climate change and related legislative and regulatory responses; legal, regulatory, political and economic risks; changes to trade policy, including tariff and import/export regulations; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; the Company’s ability to maintain effective internal controls; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; disruption and volatility in the global capital and credit markets and its impact on the Company’s ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company’s business relating to its debt obligations; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; the failure to declare future cash dividends; and the Company's spin-off from VF Corporation, including not realizing all of the expected benefits from the spin-off; the representativeness of the historical financial information for the periods prior to the spin-off; the significant costs to the Company to perform certain functions (currently being performed by VF Corporation for the Company on a transitional basis) following the transition period; indemnification obligations related to the spin-off; having limited access to the insurance policies maintained by VF Corporation for events occurring prior to the spin-off; the actual or potential conflicts of interest of the Company’s directors and officers because of their equity ownership in VF Corporation; the tax treatment of the spin-off; and the significant restrictions on the Company’s actions in order to avoid triggering tax-related liabilities. Many of the foregoing risks and uncertainties will continue to be exacerbated by the COVID-19 pandemic and any continued worsening of the global business and economic environment as a result.
More information on potential factors that could affect the Company's financial results are described in detail in the Company’s 2020 Annual Report on Form 10-K and in other reports and statements that the Company files with the SEC.

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 32

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
(b) Internal Control Over Financial Reporting. As part of the Company’s global enterprise resource planning ("ERP") implementation and information technology infrastructure build-out, the Company went live with a new ERP system within our Americas region during the three months ended June 2021. The implementation, along with the related exit of certain transition service agreements with VF Corporation, resulted in changes to the Company's business processes which required a modification to the design and operation of certain internal controls over financial reporting. There have been no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

33 Kontoor Brands, Inc. Q2 FY21 Form 10-Q

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

Kontoor Brands, Inc. Q2 FY21 Form 10-Q 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: August 9, 2021	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

35 Kontoor Brands, Inc. Q2 FY21 Form 10-Q