Form 10-Q
period 2021-10-02
Kontoor Brands, Inc.
filed 2021-11-08
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of October 29, 2021 was 57,317,473.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 2021	December 2020	September 2020
ASSETS
Current assets
Cash and equivalents	$215,442	$248,138	$285,251
Accounts receivable, net	269,874	231,397	221,971
Inventories	409,110	340,732	432,280
Prepaid expenses and other current assets	93,922	81,413	81,781
Total current assets	988,348	901,680	1,021,283
Property, plant and equipment, net	106,959	118,897	122,739
Operating lease assets	56,555	60,443	71,075
Intangible assets, net	14,975	15,991	16,458
Goodwill	212,503	213,392	212,637
Other assets	233,842	235,413	224,532
TOTAL ASSETS	$1,613,182	$1,545,816	$1,668,724
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$254	$1,114	$148
Current portion of long-term debt	18,125	25,000	15,625
Accounts payable	244,681	167,240	207,564
Accrued liabilities	218,058	192,952	206,521
Operating lease liabilities, current	23,480	27,329	33,065
Total current liabilities	504,598	413,635	462,923
Operating lease liabilities, noncurrent	36,329	39,806	43,023
Other liabilities	114,088	119,777	115,040
Long-term debt	773,413	887,957	1,021,710
Commitments and contingencies
Total liabilities	1,428,428	1,461,175	1,642,696
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at September 2021, December 2020 and September 2020	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 57,550,958 at September 2021; 57,254,611 at December 2020 and 57,070,368 at September 2020	—	—	—
Additional paid-in capital	207,963	172,297	161,297
Retained earnings (accumulated deficit)	70,926	7,151	(12,472)
Accumulated other comprehensive loss	(94,135)	(94,807)	(122,797)
Total equity	184,754	84,641	26,028
TOTAL LIABILITIES AND EQUITY	$1,613,182	$1,545,816	$1,668,724

See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2021	2020	2021	2020
Net revenues	$652,298	$583,222	$1,794,825	$1,436,974
Costs and operating expenses
Cost of goods sold	362,735	325,512	978,558	854,134
Selling, general and administrative expenses	203,583	174,846	601,934	521,935
Total costs and operating expenses	566,318	500,358	1,580,492	1,376,069
Operating income	85,980	82,864	214,333	60,905
Interest expense	(7,156)	(13,249)	(26,588)	(37,308)
Interest income	345	283	1,024	1,255
Other expense, net	(676)	(751)	(1,073)	(1,710)
Income before income taxes	78,493	69,147	187,696	23,142
Income taxes	15,080	8,362	36,183	(1,669)
Net income	$63,413	$60,785	$151,513	$24,811
Earnings per common share
Basic	$1.10	$1.07	$2.63	$0.44
Diluted	$1.07	$1.05	$2.56	$0.43
Weighted average shares outstanding
Basic	57,648	57,007	57,535	56,938
Diluted	59,282	57,642	59,180	57,669

See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands)	2021	2020	2021	2020
Net income	$63,413	$60,785	$151,513	$24,811
Other comprehensive (loss) income
Net change in foreign currency translation	(6,572)	7,072	(9,586)	(16,939)
Net change in defined benefit pension plans	4	(67)	67	(55)
Net change in derivative financial instruments	1,402	1,496	10,191	(26,105)
Total other comprehensive (loss) income, net of related taxes	(5,166)	8,501	672	(43,099)
Comprehensive income (loss)	$58,247	$69,286	$152,185	$(18,288)

See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$151,513	$24,811
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,675	24,384
Stock-based compensation	29,211	9,738
Provision for doubtful accounts	(130)	19,642
Other	7,601	(17,337)
Changes in operating assets and liabilities:
Accounts receivable	(41,369)	(16,250)
Inventories	(70,648)	23,777
Accounts payable	78,381	58,534
Income taxes	9,506	4,406
Accrued liabilities	28,864	3,330
Other assets and liabilities	(10,252)	(5,352)
Cash provided by operating activities	209,352	129,683
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(6,642)	(16,481)
Capitalized computer software	(23,536)	(30,038)
Proceeds from sales of assets	95	13,068
Other	(1,873)	(3,651)
Cash used by investing activities	(31,956)	(37,102)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	—	512,500
Repayments under revolving credit facility	—	(387,500)
Payment of deferred financing costs	—	(4,346)
Repayments of term loans	(125,000)	—
Repurchases of Common Stock	(10,006)	—
Dividends paid	(69,068)	(31,877)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	(2,209)	(2,800)
Other	(562)	(885)
Cash (used) provided by financing activities	(206,845)	85,092
Effect of foreign currency rate changes on cash and cash equivalents	(3,247)	770
Net change in cash and cash equivalents	(32,696)	178,443
Cash and cash equivalents – beginning of period	248,138	106,808
Cash and cash equivalents – end of period	$215,442	$285,251

See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2020	57,255	$—	$172,297	$7,151	$(94,807)	$84,641
Net income	—	—	—	64,463	—	64,463
Stock-based compensation, net	259	—	14,472	(4,458)	—	10,014
Other comprehensive loss	—	—	—	—	(1,890)	(1,890)
Dividends on Common Stock ($0.40 per share)	—	—	—	(22,964)	—	(22,964)
Balance, March 2021	57,514	$—	$186,769	$44,192	$(96,697)	$134,264
Net income	—	—	—	23,637	—	23,637
Stock-based compensation, net	118	—	12,007	(698)	—	11,309
Other comprehensive income	—	—	—	—	7,728	7,728
Dividends on Common Stock ($0.40 per share)	—	—	—	(23,052)	—	(23,052)
Balance, June 2021	57,632	$—	$198,776	$44,079	$(88,969)	$153,886
Net income	—	—	—	63,413	—	63,413
Stock-based compensation, net	104	—	9,187	(3,508)	—	5,679
Other comprehensive loss	—	—	—	—	(5,166)	(5,166)
Dividends on Common Stock ($0.40 per share)	—	—	—	(23,052)	—	(23,052)
Repurchases of Common Stock	(185)	—	—	(10,006)	—	(10,006)
Balance, September 2021	57,551	$—	$207,963	$70,926	$(94,135)	$184,754

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity (Deficit)

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2019	56,812	$—	$150,673	$(1,718)	$(79,698)	$69,257
Net loss	—	—	—	(2,712)	—	(2,712)
Stock-based compensation, net	119	—	3,293	(2,682)	—	611
Other comprehensive loss	—	—	—	—	(53,764)	(53,764)
Dividends on Common Stock ($0.56 per share)	—	—	—	(31,877)	—	(31,877)
Balance, March 2020	56,931	$—	$153,966	$(38,989)	$(133,462)	$(18,485)
Net loss	—	—	—	(33,262)	—	(33,262)
Stock-based compensation, net	—	—	4,694	—	—	4,694
Other comprehensive income	—	—	—	—	2,164	2,164
Balance, June 2020	56,931	$—	$158,660	$(72,251)	$(131,298)	$(44,889)
Net income	—	—	—	60,785	—	60,785
Stock-based compensation, net	139	—	2,637	(1,006)	—	1,631
Other comprehensive income	—	—	—	—	8,501	8,501
Balance, September 2020	57,070	$—	$161,297	$(12,472)	$(122,797)	$26,028

See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending January 1, 2022 ("fiscal 2021"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended September 2021, December 2020 and September 2020 correspond to the fiscal periods ended October 2, 2021, January 2, 2021 and September 26, 2020, respectively.
Impact of COVID-19 and Other Recent Developments
The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company's operations. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments, and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 6 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of COVID-19. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and nine months ended September 2021 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2021. The unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Company's 2020 Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed with the Securities and Exchange Commission ("SEC") on March 3, 2021 ("2020 Annual Report on Form 10-K").
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

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — REVENUES
Performance Obligations
As of September 2021, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the three and nine months ended September 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.
Contract Balances
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	September 2021	December 2020	September 2020
Accounts receivable, net	$269,874	$231,397	$221,971
Contract assets (a)	3,702	5,769	4,385
Contract liabilities (b)	2,118	787	1,229
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three and nine months ended September 2021, revenue recognized that was included in contract liabilities as of December 2020 was not significant. For the three and nine months ended September 2020, revenue of $0.2 million and $1.4 million, respectively, was recognized that was included in contract liabilities as of December 2019.
As of September 2021, the Company has contractual rights under its licensing agreements to receive $26.4 million of fixed consideration related to the future minimum guarantees through December 2026. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
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

	Three Months Ended September 2021

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$344,277	$105,779	$2,226	$452,282
Non-U.S. Wholesale	48,558	86,494	446	135,498
Direct-to-Consumer	28,673	35,700	6	64,379
Other	—	—	139	139
Total	$421,508	$227,973	$2,817	$652,298

Geographic revenues
U.S.	$368,507	$121,951	$2,371	$492,829
International	53,001	106,022	446	159,469
Total	$421,508	$227,973	$2,817	$652,298

9 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 2020

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$285,639	$105,757	$2,259	$393,655
Non-U.S. Wholesale	35,724	70,555	1,124	107,403
Direct-to-Consumer	25,266	38,128	8	63,402
Other	—	—	18,762	18,762
Total	$346,629	$214,440	$22,153	$583,222

Geographic revenues
U.S.	$307,512	$126,912	$21,029	$455,453
International	39,117	87,528	1,124	127,769
Total	$346,629	$214,440	$22,153	$583,222

	Nine Months Ended September 2021

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$919,176	$309,673	$6,386	$1,235,235
Non-U.S. Wholesale	137,206	232,984	1,888	372,078
Direct-to-Consumer	75,249	111,478	19	186,746
Other	—	—	766	766
Total	$1,131,631	$654,135	$9,059	$1,794,825

Geographic revenues
U.S.	$982,532	$356,362	$7,171	$1,346,065
International	149,099	297,773	1,888	448,760
Total	$1,131,631	$654,135	$9,059	$1,794,825

	Nine Months Ended September 2020

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$739,104	$231,529	$8,823	$979,456
Non-U.S. Wholesale	99,912	157,413	1,428	258,753
Direct-to-Consumer	62,654	94,220	11	156,885
Other	—	—	41,880	41,880
Total	$901,670	$483,162	$52,142	$1,436,974

Geographic revenues
U.S.	$792,662	$278,999	$50,714	$1,122,375
International	109,008	204,163	1,428	314,599
Total	$901,670	$483,162	$52,142	$1,436,974

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 10

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
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended September		Nine Months Ended September

(In thousands)	2021	2020	2021	2020
Segment revenues:
Wrangler	$421,508	$346,629	$1,131,631	$901,670
Lee	227,973	214,440	654,135	483,162
Total reportable segment revenues	649,481	561,069	1,785,766	1,384,832
Other revenues	2,817	22,153	9,059	52,142
Total net revenues	$652,298	$583,222	$1,794,825	$1,436,974
Segment profit:
Wrangler	$77,184	$76,908	$214,001	$139,709
Lee	42,969	40,968	112,583	23,524
Total reportable segment profit	$120,153	$117,876	$326,584	$163,233
Corporate and other expenses	(35,051)	(31,347)	(113,585)	(90,917)
Interest expense	(7,156)	(13,249)	(26,588)	(37,308)
Interest income	345	283	1,024	1,255
Profit (loss) related to other revenues	202	(4,416)	261	(13,121)
Income before income taxes	$78,493	$69,147	$187,696	$23,142

11 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The Company reviews the estimates used to calculate the allowance for doubtful accounts on a quarterly basis.

The following table presents a rollforward of the allowance for doubtful accounts:

	Nine Months Ended September
(In thousands)	2021	2020

Balance, December	$19,143	$11,852
Provision for expected credit losses	(130)	19,642
Accounts receivable balances written off (1)	(6,526)	(8,801)
Other (2)	(633)	65
Balance, September	$11,854	$22,758
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
During the nine months ended September 2021 and September 2020, the Company sold total trade accounts receivable of $943.2 million and $700.9 million, respectively. As of September 2021, December 2020 and September 2020, $197.7 million, $127.1 million and $195.0 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $0.5 million and $1.4 million for the three and nine months ended September 2021, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 2020, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of inventories recorded in the Company's balance sheets:

(In thousands)	September 2021	December 2020	September 2020
Finished products	$342,008	$277,164	$368,976
Work-in-process	29,596	29,921	26,541
Raw materials	37,506	33,647	36,763
Total inventories	$409,110	$340,732	$432,280

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

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type, including maintenance of ratios as defined in the Credit Agreement for consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated debt (the "Total Leverage Ratio") and EBITDA to consolidated interest expense (the "Consolidated Interest Coverage Ratio"). As of September 2021, the maximum Total Leverage Ratio was 4.00 to 1.00 and the minimum Consolidated Interest Coverage Ratio was 3.00 to 1.00, both as measured over the most recent four consecutive fiscal quarters. In addition, beginning with the fiscal year ended December 2020, the Company is subject to additional mandatory repayments on Term Loan B if excess cash flow, as defined in the Credit Agreement, exceeds a specified threshold. As of September 2021, the Company was in compliance with all financial covenants and expects to maintain compliance with the financial covenants for at least one year from the issuance of these financial statements.
Short-term Borrowings
At September 2021, December 2020 and September 2020, the Company had $10.1 million, $35.9 million and $39.1 million, of borrowing availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. Short-term borrowings outstanding under these arrangements were $0.2 million and $0.1 million at December 2020 and September 2020, respectively, and primarily consisted of letters of credit that are non-interest bearing to the Company. There were no outstanding balances under these arrangements at September 2021. In addition, short-term borrowings at September 2021 and December 2020 included other debt of $0.3 million and $0.9 million, respectively.
Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheets:

(In thousands)	September 2021	December 2020	September 2020
Revolving Credit Facility	$—	$—	$125,000
Term Loan A	660,738	694,241	693,817
Term Loan B	130,800	218,716	218,518
Total long-term debt	791,538	912,957	1,037,335
Less: current portion	(18,125)	(25,000)	(15,625)
Long-term debt, due beyond one year	$773,413	$887,957	$1,021,710
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of September 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and $12.3 million of outstanding standby letters of credit issued on behalf of the Company, leaving $487.7 million available for borrowing against this facility.
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
Term Loan A had an outstanding principal amount of $665.0 million at September 2021, and $700.0 million at both December 2020 and September 2020, which is recorded net of unamortized deferred financing costs. As of September 2021, interest expense on Term Loan A was being recorded at an effective annual interest rate of 2.6%, including the remaining amortization of deferred financing costs and the impact of the Company’s interest rate swap agreements.
Term Loan B had an outstanding principal amount of $133.0 million at September 2021, and $223.0 million at both December 2020 and September 2020, which is recorded net of unamortized original issue discount and deferred financing costs. As of September 2021, interest expense on Term Loan B was being recorded at an effective annual interest rate of 5.5%, including the remaining amortization of original issue discount, deferred financing costs and the impact of the Company’s interest rate swap agreements.
In addition, during the nine months ended September 2021, the Company recorded interest expense of $1.9 million due to accelerated amortization of original issue discount and debt issuance costs associated with early repayments on term loans under our Credit Facilities.

13 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

September 2021
Financial assets:
Cash equivalents:
Money market funds	$156,238	$156,238	$—	$—
Time deposits	2,850	2,850	—	—
Foreign currency exchange contracts	7,130	—	7,130	—
Investment securities	57,285	57,285	—	—
Financial liabilities:
Foreign currency exchange contracts	2,545	—	2,545	—
Interest rate swap agreements	10,582	—	10,582	—
Deferred compensation	58,563	—	58,563	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2020
Financial assets:
Cash equivalents:
Money market funds	$165,751	$165,751	$—	$—
Time deposits	4,978	4,978	—	—
Foreign currency exchange contracts	7,531	—	7,531	—
Investment securities	57,166	57,166	—	—
Financial liabilities:
Foreign currency exchange contracts	8,794	—	8,794	—
Interest rate swap agreements	16,309	—	16,309	—
Deferred compensation	58,035	—	58,035	—

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 14

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
Additionally, at September 2021, the carrying value of the Company's long-term debt was $791.5 million compared to a fair value of $794.7 million. At December 2020, the carrying value of the Company's long-term debt was $913.0 million compared to a fair value of $916.0 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At September 2021 and December 2020, their carrying values approximated fair value due to the short-term nature of these instruments.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, capitalized computer software, operating lease assets and goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. In the event that an impairment is required, the asset is adjusted to fair value, using market-based assumptions. During 2020, the Company assessed retail store assets, including the related operating lease assets, for impairment due to retail store closures resulting from COVID-19 as well as the decision to exit certain VF Outlet locations. Based on these analyses, the Company recorded charges of $1.8 million during the nine months ended September 2020 related to the impairment of store operating lease assets and store property, plant and equipment, which were reflected within "selling, general and administrative expenses" in the Company's statement of operations. During the three and nine months ended September 2021, no triggering events were identified that required an impairment assessment.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $298.9 million at September 2021, $295.0 million at December 2020 and $258.6 million at September 2020, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty, Swedish krona, and Indian rupee. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $350.0 million at September 2021 and $400.0 million at both December 2020 and September 2020. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that the hedging relationship has ceased to be highly effective, it would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of September 2021. A limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.

15 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

(In thousands)	September 2021	December 2020	September 2020	September 2021	December 2020	September 2020

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$7,057	$7,179	$2,310	$(2,545)	$(8,640)	$(7,096)
Interest rate swap agreements	—	—	—	(10,582)	(16,309)	(18,094)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	73	352	458	—	(154)	(149)
Total derivatives	$7,130	$7,531	$2,768	$(13,127)	$(25,103)	$(25,339)
The Company records and presents the fair value of all derivative assets and liabilities in the Company's balance sheets on a gross basis, even though certain derivative contracts are subject to master netting agreements. If the Company were to offset and record the asset and liability balances of its derivative contracts on a net basis in accordance with the terms of its master netting agreements, the amounts presented in the Company's balance sheets would be adjusted from the current gross presentation to the net amounts.
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	September 2021		December 2020		September 2020

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$7,130	$(13,127)	$7,531	$(25,103)	$2,768	$(25,339)
Gross amounts not offset in the balance sheet	(1,560)	1,560	(1,818)	1,818	(2,110)	2,110
Net amounts	$5,570	$(11,567)	$5,713	$(23,285)	$658	$(23,229)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	September 2021	December 2020	September 2020
Prepaid expenses and other current assets	$6,440	$5,773	$2,006
Accrued liabilities	(2,110)	(7,166)	(6,594)
Other assets	690	1,758	762
Other liabilities	(11,017)	(17,937)	(18,745)

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Cash Flow Hedges

The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income (loss):

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended		Nine Months Ended

Cash Flow Hedging Relationships	September 2021	September 2020	September 2021	September 2020
Foreign currency exchange contracts	$1,408	$(313)	$4,311	$(10,407)
Interest rate swap agreements	(264)	(897)	1,213	(18,220)
Total	$1,144	$(1,210)	$5,524	$(28,627)

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended		Nine Months Ended

Location of Gain (Loss)	September 2021	September 2020	September 2021	September 2020
Net revenues	$47	$(36)	$247	$(588)
Cost of goods sold	58	(578)	(2,775)	4,778
Other expense, net	(170)	36	(597)	173
Interest expense	(1,507)	(1,636)	(4,515)	(3,216)
Total	$(1,572)	$(2,214)	$(7,640)	$1,147
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
The following table presents a summary of these derivatives included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended		Nine Months Ended

Derivatives Not Designated as Hedges		September 2021	September 2020	September 2021	September 2020
Foreign currency exchange contracts	Net revenues	$—	$37	$(104)	$43
	Cost of goods sold	18	563	4	(2,559)
	Other expense, net	205	(18)	325	(8)
Total		$223	$582	$225	$(2,524)
Other Derivative Information
There were no significant amounts recognized in earnings for any hedging relationships deemed ineffective during the three and nine months ended September 2021 and September 2020.
At September 2021, AOCL included $0.8 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 fiscal months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

17 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
On August 5, 2021, the Company announced that its Board of Directors approved a share repurchase program (the "Repurchase Program"). The Repurchase Program authorizes the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The timing and amount of repurchases are determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.
All shares reacquired in connection with the Repurchase Program are treated as authorized and unissued shares upon repurchase. During the three months ended September 2021, the Company repurchased 184,973 shares of Common Stock for $10.0 million, including commissions, under the Repurchase Program.
Accumulated Other Comprehensive Loss
The Company's comprehensive income (loss) consists of net income and specified components of other comprehensive income (loss) (“OCL”), which relate to changes in assets and liabilities that are not included in net income but are instead deferred and accumulated within a separate component of equity in the Company's balance sheets. The Company's comprehensive income (loss) is presented in the Company's statements of comprehensive income (loss).
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	September 2021	December 2020	September 2020
Foreign currency translation	$(89,764)	$(80,178)	$(101,057)
Defined benefit pension plans	(1,822)	(1,889)	(2,356)
Derivative financial instruments	(2,549)	(12,740)	(19,384)
Accumulated other comprehensive loss	$(94,135)	$(94,807)	$(122,797)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended September 2021
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, June 2021	$(83,192)	$(1,826)	$(3,951)	$(88,969)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(6,572)	—	434	(6,138)
Reclassifications to net income of previously deferred (gains) losses	—	4	968	972
Net other comprehensive income (loss)	(6,572)	4	1,402	(5,166)
Balance, September 2021	$(89,764)	$(1,822)	$(2,549)	$(94,135)

	Three Months Ended September 2020
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, June 2020	$(108,129)	$(2,289)	$(20,880)	$(131,298)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	7,072	(77)	(469)	6,526
Reclassifications to net income of previously deferred (gains) losses	—	10	1,965	1,975
Net other comprehensive income (loss)	7,072	(67)	1,496	8,501
Balance, September 2020	$(101,057)	$(2,356)	$(19,384)	$(122,797)

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 2021
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, December 2020	$(80,178)	$(1,889)	$(12,740)	$(94,807)
Other comprehensive income (loss) before reclassifications	(9,586)	—	4,631	(4,955)
Reclassifications to net income of previously deferred (gains) losses	—	67	5,560	5,627
Net other comprehensive income (loss)	(9,586)	67	10,191	672
Balance, September 2021	$(89,764)	$(1,822)	$(2,549)	$(94,135)

	Nine Months Ended September 2020
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, December 2019	$(84,118)	$(2,301)	$6,721	$(79,698)
Other comprehensive income (loss) before reclassifications	(16,939)	(85)	(24,944)	(41,968)
Reclassifications to net income of previously deferred (gains) losses	—	30	(1,161)	(1,131)
Net other comprehensive income (loss)	(16,939)	(55)	(26,105)	(43,099)
Balance, September 2020	$(101,057)	$(2,356)	$(19,384)	$(122,797)

The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended September		Nine Months Ended September

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2021	2020	2021	2020
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$(4)	$(14)	$(89)	$(42)
Total before tax		(4)	(14)	(89)	(42)
Income taxes	Income taxes	—	4	22	12
Net of tax		(4)	(10)	(67)	(30)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$47	$(36)	$247	$(588)
Foreign currency exchange contracts	Cost of goods sold	58	(578)	(2,775)	4,778
Foreign currency exchange contracts	Other expense, net	(170)	36	(597)	173
Interest rate swap agreements	Interest expense	(1,507)	(1,636)	(4,515)	(3,216)
Total before tax		(1,572)	(2,214)	(7,640)	1,147
Income taxes	Income taxes	604	249	2,080	14
Net of tax		(968)	(1,965)	(5,560)	1,161
Total reclassifications for the period, net of tax		$(972)	$(1,975)	$(5,627)	$1,131

19 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 10 — INCOME TAXES
The effective income tax rate for the nine months ended September 2021 was 19.3% compared to (7.2)% in the 2020 period. The nine months ended September 2021 included a net discrete tax benefit of $1.3 million, primarily comprised of $2.2 million of tax benefit related to stock compensation and $0.4 million of tax expense related to a change in uncertain tax positions. The $1.3 million net discrete tax benefit in the nine months ended September 2021 decreased the effective income tax rate by 0.7%.
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
The effective income tax rate without discrete items for the nine months ended September 2021 was 20.0% compared to 22.0% in the 2020 period. The decrease was primarily due to changes in our jurisdictional mix of earnings and the relative impact of losses incurred for which no related tax benefit was recognized.
During the nine months ended September 2021, the amount of net unrecognized tax benefits and associated interest increased by $0.5 million to $13.9 million. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.6 million within the next 12 fiscal months due to settlements of audits and expiration of statutes of limitations, all of which would reduce income tax expense.
NOTE 11 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2021	2020	2021	2020
Net income	$63,413	$60,785	$151,513	$24,811
Basic weighted average shares outstanding	57,648	57,007	57,535	56,938
Dilutive effect of stock-based awards	1,634	635	1,645	731
Diluted weighted average shares outstanding	59,282	57,642	59,180	57,669
Earnings per share:
Basic earnings per common share	$1.10	$1.07	$2.63	$0.44
Diluted earnings per common share	$1.07	$1.05	$2.56	$0.43

For the three and nine months ended September 2021, there were an immaterial number of anti-dilutive shares that were excluded from the dilutive earnings per share calculation. A total of 1.6 million and 1.1 million of potentially dilutive shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 2020, respectively, because the effect of their inclusion would have been anti-dilutive.

For the three and nine months ended September 2021, respectively, a total of 0.4 million and 0.3 million shares of performance-based restricted stock units ("PRSUs") were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For both the three and nine months ended September 2020, a total of 0.4 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 20

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
The following table presents supplemental cash flow and non-cash information related to leases:

	Nine Months Ended September

(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$27,815	$32,016
Right-of-use operating assets obtained in exchange for new operating leases - non-cash activity	$3,330	$769

NOTE 13 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits.
All of the $1.0 million of restructuring charges recognized during the nine months ended September 2021 were reflected within "selling, general and administrative expenses," and primarily related to previously approved initiatives.
Of the $2.3 million and $13.9 million of restructuring charges recognized during the three and nine months ended September 2020, respectively, $1.9 million and $13.0 million were reflected within "selling, general and administrative expenses" and $0.4 million and $0.9 million were reflected within "cost of goods sold," respectively.
Of the $1.7 million total restructuring accrual reported in the Company's balance sheet at September 2021, $1.6 million is expected to be paid out within the next 12 fiscal months and is classified within "accrued liabilities." The remaining $0.1 million is classified within "other liabilities." Of the $6.7 million total restructuring accrual reported in the Company's balance sheet at December 2020, $6.5 million was expected to be paid out within the next 12 fiscal months and was classified within "accrued liabilities," and the remaining $0.2 million was classified within "other liabilities."
The following table presents the components of restructuring charges:

	Three Months Ended		Nine Months Ended
(In thousands)
	September 2021	September 2020	September 2021	September 2020
Severance and employee-related benefits	$—	$2,314	$992	$12,324
Asset impairments	—	—	—	1,579
Total restructuring charges	$—	$2,314	$992	$13,903
The following table presents the restructuring costs by business segment:

	Three Months Ended		Nine Months Ended
(In thousands)
	September 2021	September 2020	September 2021	September 2020
Wrangler	$—	$—	$306	$3,656
Lee	—	—	331	3,131
Corporate and other	—	2,314	355	7,116
Total	$—	$2,314	$992	$13,903

21 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents activity in the restructuring accrual for the nine-month period ended September 2021:

(In thousands)	Total

Accrual at December 2020	$6,741
Charges	992
Cash payments	(6,024)
Adjustments to accruals	(26)
Accrual at September 2021	$1,683

NOTE 14 — SUBSEQUENT EVENT
On October 21, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.46 per share of the Company's Common Stock. The cash dividend will be payable on December 20, 2021, to shareholders of record at the close of business on December 10, 2021.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 22

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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending January 1, 2022 ("fiscal 2021"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended September 2021, December 2020 and September 2020 correspond to the fiscal periods ended October 2, 2021, January 2, 2021 and September 26, 2020, respectively.
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
Impact of COVID-19 and Other Recent Developments
The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company's operations. The pandemic has resulted in a global economic slowdown which had a meaningful negative impact on our financial condition, cash flows and results of operations during 2020 and thus has a significant impact on the comparisons to 2021. In addition, prior year comparisons were affected by reduced spending in 2020 in light of COVID uncertainty.
Net revenues and profits across all our segments and geographies decreased significantly due to the impact of COVID-19, beginning late January 2020 in China and mid-March 2020 in the U.S. and Europe, as customer retail and owned door closures and governmental stay-at-home orders increased. These negative impacts on operating results continued into the second and third quarters of 2020. We began to see gradual improvement during the third and fourth quarters of 2020, reflecting positive trends in our digital wholesale business and owned e-commerce sites as consumer spending continued to shift towards digital shopping experiences due to the impact of COVID-19. We also saw positive trends in demand in most markets resulting from fewer customer store closures and increased retail store traffic in the second half of 2020. These positive trends continued into 2021. The Company took timely actions in 2020 to strengthen our financial flexibility and preserve adequate liquidity during the uncertain economic situation resulting from COVID-19, as further discussed in the section titled “liquidity and capital resources.”
Our top priority remains the health and safety of our employees and consumers, and we continue to implement and monitor safety protocols and health precautions as we reopen and operate our facilities. The Company’s offices are open where permitted by local restrictions and deemed appropriate by management, but many associates continue to work remotely. The Company’s manufacturing plants and distribution centers around the world are currently operating and fulfilling wholesale and direct-to-consumer orders. Additionally, we have experienced retail store closures and reduced traffic in various countries throughout the pandemic, some of which continued into 2021. Because a significant portion of the Company’s sourced finished products originate from various countries that have been impacted by the pandemic, we continue to diligently monitor developments and work with these long-standing partners to prioritize production to best align with demand. We continue to experience delays in select product availability and are working with our customers to minimize any impact. In addition, global supply chain disruptions, primarily driven by port congestion and transportation delays, have resulted in incremental air freight costs, primarily during the third quarter of 2021. We anticipate that these increased air freight costs will continue for the remainder of fiscal 2021 and into fiscal 2022.
The ultimate economic impact of the pandemic remains fluid. The resurgence of COVID-19 cases in various parts of the world has caused the re-implementation of government restrictions to prevent further spread of the virus. As the timing and availability of vaccines will be different around the world, we believe the pace of the recovery will vary by geography depending on vaccination rates as well as other macroeconomic factors. The Company anticipates, and continues to take necessary, proactive steps to accommodate, a prolonged COVID-19 operating environment.

23 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

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
During 2020, we continued to implement proactive strategic programs to improve quality-of-sales, including two key initiatives related to our India and VF Outlet businesses. We recently transitioned our India business to a licensed model. Additionally, we performed a strategic review of the VF Outlet store fleet. Based on our assessment of store productivity, we exited approximately 40 of our VF Outlet stores, which represented approximately half of those stores, converted all remaining locations to Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores and discontinued the sale of third-party branded merchandise. Our remaining stores only carry Wrangler® and Lee® branded products.
Additionally, we have made significant investments to support the design and implementation of a global enterprise resource planning ("ERP") system and information technology infrastructure build-out that continued into 2021. Following the implementation in the EMEA region during the third quarter, we have now implemented our ERP system in all regions. As expected, due to the timing of the Company's ERP implementation, certain European customers elected to shift the timing of certain shipments from the third quarter to the second quarter of 2021.

THIRD QUARTER OF FISCAL 2021 SUMMARY
•Net revenues increased 12% to $652.3 million compared to the three months ended September 2020, driven by growth in all channels as discussed below.
•U.S. Wholesale revenues increased 15% compared to the three months ended September 2020, primarily due to growth in our U.S. digital wholesale and Western businesses, new business growth and the less significant impact of COVID-19 compared with the prior year period. These comparisons were negatively impacted by a shift in the timing of Fall shipments from the second quarter to the third quarter of 2020. U.S. Wholesale revenues represented 69% of total revenues in the current period.
•Non-U.S. Wholesale revenues increased 26% compared to the three months ended September 2020, primarily due to the less significant impact of COVID-19 compared with the prior year period, partially offset by a shift in the timing of certain shipments from the third quarter to the second quarter of 2021 due to the ERP implementation in the EMEA region. Non-U.S. wholesale revenues included a 5% favorable impact from foreign currency and represented 21% of total revenues in the current period.
•Direct-to-Consumer revenues increased 2% on a global basis compared to the three months ended September 2020, primarily due to growth in our owned e-commerce sites and the less significant impact of COVID-19 compared with the prior year period, partially offset by lower retail sales in the current period resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. Direct-to-Consumer revenues included a 2% favorable impact from foreign currency and represented 10% of total revenues in the current period.
•Gross margin increased 20 basis points to 44.4%, compared to the three months ended September 2020, primarily driven by the favorable impact of strategic business model changes, channel mix and benefits from product cost. These increases were partially offset by higher air freight costs incurred in the current period to support demand.
•Selling, general & administrative expenses as a percentage of net revenues increased to 31.2% compared to 30.0% for the 2020 period, primarily due to increases in demand creation and digital spending, and compensation expense in the current period. These increases were partially offset by lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty.
•Net income was $63.4 million compared to $60.8 million for the three months ended September 2020, primarily due to the business results discussed above.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 24

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three and nine months ended September 2021 as compared to September 2020:

(In millions)	Three Months Ended September	Nine Months Ended September

Net revenues — 2020	$583.2	$1,437.0
Operations	62.9	329.2
Impact of foreign currency	6.2	28.6
Net revenues — 2021	$652.3	$1,794.8
Three Months Ended September 2021 Compared to the Three Months Ended September 2020
Net revenues increased 12% due to growth in the Wrangler and Lee segments. This revenue increase was attributable to growth in our U.S. digital wholesale and Western businesses, the less significant impact of COVID-19 compared with the prior year period, new business growth in the U.S and growth in our owned e-commerce sites. These increases were partially offset by lower VF Outlet retail sales in the current period resulting from the discontinued sale of third-party branded merchandise and the exit of certain underperforming stores as well as an expected shift in the timing of shipments from the third quarter to the second quarter of 2021 in our EMEA region due to the ERP implementation.
Nine Months Ended September 2021 Compared to the Nine Months Ended September 2020
Net revenues increased 25% due to growth in the Wrangler and Lee segments across all channels. This revenue increase was attributable to the less significant impact of COVID-19 compared with the prior year period, growth in our U.S. and EMEA digital wholesale businesses, new business growth in the U.S. and growth in our owned e-commerce sites. These increases were partially offset by lower VF Outlet retail sales in the current period resulting from the discontinued sale of third-party branded merchandise and the exit of certain underperforming stores as well as the transition of our India business to a licensed model.
Additional details on revenues are provided in the section titled “information by business segment.”
The following table presents components of the Company's statements of operations as a percentage of total net revenues:

	Three Months Ended September		Nine Months Ended September

(Dollars in thousands)	2021	2020	2021	2020
Net revenues	$652,298	$583,222	$1,794,825	$1,436,974
Gross margin (net revenues less cost of goods sold)	$289,563	$257,710	$816,267	$582,840
As a percentage of total net revenues	44.4%	44.2%	45.5%	40.6%
Selling, general and administrative expenses	$203,583	$174,846	$601,934	$521,935
As a percentage of total net revenues	31.2%	30.0%	33.5%	36.3%
Operating income	$85,980	$82,864	$214,333	$60,905
As a percentage of total net revenues	13.2%	14.2%	11.9%	4.2%
Three Months Ended September 2021 Compared to the Three Months Ended September 2020
Gross margin increased 20 basis points primarily driven by the favorable impact of strategic business model changes, channel mix and benefits from product cost. These increases were partially offset by a 180 basis point impact of higher air freight costs incurred in the current period to support demand.
Selling, general and administrative expenses as a percentage of net revenues increased to 31.2% compared to 30.0% for the 2020 period, primarily due to increases in demand creation and digital spending, and compensation expense in the current period. These increases were offset by lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty. During the three months ended September 2021 and 2020, costs related to the Company's global ERP implementation and information technology infrastructure build-out were 2.7% and 3.7%, respectively, of total net revenues.

25 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

Nine Months Ended September 2021 Compared to the Nine Months Ended September 2020
Gross margin increased 490 basis points primarily driven by leverage of fixed manufacturing costs on higher production, favorable customer, product and channel mix, benefits from product cost and lower provisions for inventory losses in the current period.
Selling, general and administrative expenses as a percentage of net revenues decreased to 33.5% compared to 36.3% for the 2020 period, primarily due to leverage of fixed costs on higher revenues, lower bad debt expense in the current period and lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. These benefits were partially offset by increases in demand creation and digital spending, and compensation expense. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty. During both the nine months ended September 2021 and 2020, costs related to the Company's global ERP implementation and information technology infrastructure build-out were 3.8% of total net revenues.
The effective income tax rate was 19.3% for the nine months ended September 2021 compared to (7.2)% in the 2020 period. The nine months ended September 2021 included a net discrete tax benefit of $1.3 million, primarily comprised of $2.2 million of tax benefit related to stock compensation and $0.4 million of tax expense related to a change in uncertain tax positions. The $1.3 million net discrete tax benefit in the nine months ended September 2021 decreased the effective income tax rate by 0.7%.
The effective tax rate for the nine months ended September 2020 included a net discrete tax benefit of $6.8 million, primarily comprised of $6.3 million of tax benefit recognized due to the enactment of Swiss tax reform in the canton of Ticino and $0.7 million of tax benefit related to the finalization of U.S. federal, state and foreign tax return filings. The $6.8 million net discrete tax benefit in the nine months ended September 2020 decreased the effective income tax rate by 29.2%.
The effective income tax rate without discrete items for the nine months ended September 2021 was 20.0% compared to 22.0% in the 2020 period. The decrease was primarily due to changes in our jurisdictional mix of earnings and the relative impact of losses incurred for which no related tax benefit was recognized.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 26

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
The following tables present a summary of the changes in segment revenues and segment profit for the three and nine months ended September 2021 as compared to the three and nine months ended September 2020:
Segment Revenues:

	Three Months Ended September
(In millions)	Wrangler	Lee	Total
Segment revenues — 2020	$346.6	$214.4	$561.1
Operations	73.7	8.6	82.1
Impact of foreign currency	1.2	5.0	6.2
Segment revenues — 2021	$421.5	$228.0	$649.5

	Nine Months Ended September
(In millions)	Wrangler	Lee	Total
Segment revenues — 2020	$901.7	$483.2	$1,384.8
Operations	221.1	151.2	372.5
Impact of foreign currency	8.8	19.7	28.5
Segment revenues — 2021	$1,131.6	$654.1	$1,785.8

Segment Profit:

	Three Months Ended September
(In millions)	Wrangler	Lee	Total
Segment profit — 2020	$76.9	$41.0	$117.9
Operations	0.3	0.6	0.9
Impact of foreign currency	—	1.4	1.4
Segment profit — 2021	$77.2	$43.0	$120.2

	Nine Months Ended September
(In millions)	Wrangler	Lee	Total
Segment profit — 2020	$139.7	$23.5	$163.2
Operations	73.8	84.7	158.5
Impact of foreign currency	0.5	4.4	4.9
Segment profit — 2021	$214.0	$112.6	$326.6

27 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Segment revenues	$421.5	$346.6	21.6%	$1,131.6	$901.7	25.5%
Segment profit	$77.2	$76.9	0.4%	$214.0	$139.7	53.2%
Operating margin	18.3%	22.2%		18.9%	15.5%
Three Months Ended September 2021 Compared to the Three Months Ended September 2020
Global revenues for the Wrangler® brand increased 22%, driven by growth in all channels.
•Revenues in the Americas region increased 21%, primarily due to a 21% increase in the U.S. Wholesale channel, as well as growth in our owned e-commerce sites. Increases in the U.S. Wholesale channel were driven by the less significant impact of COVID-19 compared with the prior year period, growth in the U.S. digital wholesale business and strength in our Western business and new product categories. Additionally, the current period was negatively impacted by lower retail sales resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020 and delays in wholesale demand fulfillment. Non-U.S. Americas wholesale revenues increased 60%, primarily due to the less significant impact of COVID-19 compared with the prior year period and a 10% favorable impact from foreign currency.
•Revenues in the APAC region increased 45% primarily due to growth in our owned e-commerce sites and a 2% favorable impact from foreign currency.
•Revenues in the EMEA region increased 24%, primarily driven by the less significant impact of COVID-19 compared with the prior year period, and growth in the digital wholesale business and our owned e-commerce sites, partially offset by an expected shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation.
Operating margin decreased to 18.3%, compared to 22.2% for the 2020 period, primarily driven by higher air freight costs incurred in the current period to support demand, and increases in demand creation and digital spending, and compensation expense in the current period, partially offset by favorable product and channel mix and benefits from product cost. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty. During the three months ended September 2021, operating margin was negatively impacted by 10 basis points due to restructuring and Separation costs. During the three months ended September 2020, operating margin was favorably impacted by 90 basis points due to restructuring and Separation costs, which included a $4.8 million allocation of the gain on sale of manufacturing assets during the third quarter of 2020.
Nine Months Ended September 2021 Compared to the Nine Months Ended September 2020
Global revenues for the Wrangler® brand increased 26%, driven by growth in all channels.
•Revenues in the Americas region increased 24%, primarily due to a 24% increase in the U.S. Wholesale channel, as well as growth in our owned e-commerce sites. Increases in the U.S. Wholesale channel were driven by the less significant impact of COVID-19 compared with the prior year period, growth in the U.S. digital wholesale business and strength in our core U.S. wholesale and Western businesses and new product categories. These increases were partially offset by lower retail sales in the current period resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. Non-U.S. Americas wholesale revenues increased 36%, primarily due to the less significant impact of COVID-19 compared with the prior year period and a 9% favorable impact from foreign currency.
•Revenues in the APAC region decreased 1%. The decrease was primarily in India, driven by our transition to a licensed model. These decreases were partially offset by the less significant impact of COVID-19 compared with the prior year period and a 3% favorable impact from foreign currency.
•Revenues in the EMEA region increased 41%, primarily due to the less significant impact of COVID-19 compared with the prior year period, growth in the digital wholesale business and our owned e-commerce sites and an 8% favorable impact from foreign currency.
Operating margin increased to 18.9%, compared to 15.5% for the 2020 period, primarily due to favorable customer, product and channel mix, leverage of fixed costs on higher revenues, lower provisions for inventory losses in the current period and benefits from product cost and lower bad debt expense in the current period. These benefits were partially offset by higher demand creation and digital spending, and compensation expense. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty. During the nine months ended September 2021, operating margin was negatively impacted by 40 basis points due to restructuring and Separation costs. During the nine months ended September 2020, operating margin was negatively impacted by 40 basis points due to restructuring, Separation costs and business model changes, which included a $4.8 million allocation of the gain on sale of manufacturing assets during the third quarter of 2020.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 28

Lee

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Segment revenues	$228.0	$214.4	6.3%	$654.1	$483.2	35.4%
Segment profit	$43.0	$41.0	(4.9)%	$112.6	$23.5	379.1%
Operating margin	18.8%	19.1%		17.2%	4.9%
Three Months Ended September 2021 Compared to the Three Months Ended September 2020
Global revenues for the Lee® brand increased 6% driven by growth in the Non-U.S. Wholesale channel, as well as a 2% favorable impact from foreign currency.
•Revenues in the Americas region reflected flat U.S. Wholesale revenues and growth in our owned e-commerce sites. U.S. Wholesale channel sales were primarily driven by increases in the U.S. digital wholesale business, offset by a comparison to significant new business growth in the prior year and delays in demand fulfillment. Additionally, the current period was negatively impacted by lower retail sales resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. Non-U.S. Americas wholesale revenues increased 60%, primarily due to the less significant impact of COVID-19 compared with the prior year period and a 13% favorable impact from foreign currency.
•Revenues in the APAC region increased 19%, primarily due to the less significant impact of COVID-19 compared with the prior year period across all channels, growth in our owned e-commerce sites and a 7% favorable impact from foreign currency.
•Revenues in the EMEA region increased 14%, primarily due to the less significant impact of COVID-19 compared with the prior year period, partially offset by an expected shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation.
Operating margin decreased to 18.8%, compared to 19.1% for the 2020 period, primarily driven by higher air freight costs incurred in the current period to support demand and increased demand creation and digital spending, and compensation expense. These decreases were substantially offset by favorable customer, channel and product mix and benefits from product costs. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty. During the three months ended September 2021, operating margin was positively impacted by 20 basis points due to restructuring and Separation costs. During the three months ended September 2020, operating margin was negatively impacted by 30 basis points due to restructuring and Separation costs, which included a $1.8 million allocation of the gain on sale of manufacturing assets during the third quarter of 2020.
Nine Months Ended September 2021 Compared to the Nine Months Ended September 2020
Global revenues for the Lee® brand increased 35%, driven by growth in all channels, as well as a 4% favorable impact from foreign currency.
•Revenues in the Americas region increased 30%, primarily due to a 34% increase in the U.S. Wholesale channel, as well as growth in our owned e-commerce sites. Increases in the U.S. Wholesale channel were driven by the less significant impact of COVID-19 compared with the prior year period, new business growth and growth in the U.S. digital wholesale business. These increases were partially offset by lower retail sales in the current period resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. Non-U.S. Americas wholesale revenues increased 55%, primarily due to the less significant impact of COVID-19 compared with the prior year period and a 10% favorable impact from foreign currency.
•Revenues in the APAC region increased 43%, primarily due to the less significant impact of COVID-19 compared with the prior year period across all channels, growth in our owned e-commerce sites and a 10% favorable impact from foreign currency.
•Revenues in the EMEA region increased 48%, primarily due to the less significant impact of COVID-19 compared with the prior year period across all channels, growth in the digital wholesale business and a 9% favorable impact from foreign currency.
Operating margin increased to 17.2%, compared to 4.9% for the 2020 period, primarily driven by favorable customer, product and channel mix, leverage of fixed costs on higher revenues, lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020 and lower bad debt expense in the current period. These increases were partially offset by increased demand creation and digital spending, and compensation expense. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty. During the nine months ended September 2021, operating margin was negatively impacted by 50 basis points due to restructuring and Separation costs. During the nine months ended September 2020, operating margin was negatively impacted by 130 basis points due to restructuring, Separation costs and business model changes, which included a $1.8 million allocation of the gain on sale of manufacturing assets during the third quarter of 2020.

29 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

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

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Revenues	$2.8	$22.2	(87.3)%	$9.1	$52.1	(82.6)%
Profit (loss)	$0.2	$(4.4)	104.6%	$0.3	$(13.1)	102.0%
Operating margin	7.2%	(19.9)%		2.9%	(25.2)%
Three Months Ended September 2021 Compared to the Three Months Ended September 2020
Other revenues decreased and operating margin increased primarily because the Company discontinued sales of third-party branded merchandise in VF Outlet stores.
Nine Months Ended September 2021 Compared to the Nine Months Ended September 2020
Other revenues decreased and operating margin increased primarily because the Company discontinued sales of third-party branded merchandise in VF Outlet stores.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 30

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

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2021	2020	Percent Change	2021	2020	Percent Change
Total reportable segment profit	$120.2	$117.9	1.9%	$326.6	$163.2	100.1%
Corporate and other expenses	(35.1)	(31.3)	11.8%	(113.6)	(90.9)	25.0%
Interest expense	(7.2)	(13.2)	(46.0)%	(26.6)	(37.3)	(28.7)%
Interest income	0.3	0.3	21.9%	1.0	1.3	(23.1)%
Profit (loss) related to other revenues	0.2	(4.4)	104.6%	0.3	(13.1)	102.3%
Income before income taxes	$78.5	$69.1	(13.5)%	$187.7	$23.1	712.6%
Three Months Ended September 2021 Compared to the Three Months Ended September 2020
Corporate and other expenses increased $3.7 million, primarily due to higher compensation expense, partially offset by a decrease in expenses related to the Company's global ERP implementation and information technology infrastructure build-out.
Interest expense decreased $6.1 million, primarily due to favorable interest rates and lower average borrowings under the Credit Facilities as compared to the prior year period.
Nine Months Ended September 2021 Compared to the Nine Months Ended September 2020
Corporate and other expenses increased $22.7 million, primarily due to an increase in expenses related to the Company's global ERP implementation and information technology infrastructure build-out, partially offset by lower incremental costs attributable to COVID-19.
Interest expense decreased $10.7 million, primarily due to favorable interest rates and lower average borrowings under the Credit Facilities as compared to the prior year period, partially offset by accelerated amortization of original issue discount and debt issuance costs associated with early repayments on term loans under our Credit Facilities.

31 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

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
As of September 2021, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable financial covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, the disruption of the capital markets caused by COVID-19 could make additional sources of financing more challenging to obtain, and there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit. We expect to have availability under the Revolving Credit Facility through its maturity in May 2024.
On August 5, 2021, the Company announced that its Board of Directors approved a share repurchase program (the "Repurchase Program"). The Repurchase Program authorizes the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The timing and amount of repurchases are determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice. During the nine months ended September 2021, the Company repurchased 184,973 shares of Common Stock for $10.0 million, including commissions, under the Repurchase Program.
We anticipate utilizing cash flows from operations to support continued investments in our brands, talent and capabilities, growth strategies, dividend payments to shareholders, repayment of our debt obligations over time and repurchases of Common Stock. Management believes that our cash balances and funds provided by operating activities, along with existing borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and planned dividend payouts and (iii) flexibility to repurchase Common Stock and meet investment opportunities that may arise.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and equivalents balances as of September 2021:

(In millions)	September 2021
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$487.7
Cash and equivalents	$215.4
(1) Available borrowing capacity under the Revolving Credit Facility is net of $12.3 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
Refer to Note 6 to the Company's financial statements in this Form 10-Q for additional information regarding the Company's Credit Facilities, including financial covenants and interest rates thereunder as of September 2021.
At September 2021, the Company had $10.1 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either us or the banks. There were no outstanding balances under these arrangements at September 2021. In addition, short-term borrowings at September 2021 included other debt of $0.3 million.
During the nine months ended September 2021, the Company paid $69.1 million of dividends to its shareholders. On October 21, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.46 per share of the Company's Common Stock. The cash dividend will be payable on December 20, 2021, to shareholders of record at the close of business on December 10, 2021.
The declaration and amount of any future dividends will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 32

We currently expect capital expenditures to range from $40.0 million to $50.0 million in 2021, primarily associated with the implementation of our global ERP system.
The following table presents our cash flows during the periods:

	Nine Months Ended September

(In millions)	2021	2020
Cash provided (used) by:
Operating activities	$209.4	$129.7
Investing activities	$(32.0)	$(37.1)
Financing activities	$(206.8)	$85.1
Operating Activities
Cash provided by operating activities is dependent on the level of our net income, adjustments to net income and changes in working capital. During the nine months ended September 2021, cash provided by operating activities was $209.4 million as compared to $129.7 million in the prior year period. The increase in cash provided by operations during the nine months ended September 2021 was primarily due to higher net income, partially offset by unfavorable changes in working capital accounts as compared to the prior year period.
Investing Activities
During the nine months ended September 2021, cash used by investing activities decreased $5.1 million as compared to the prior year period, primarily due to declines in capitalized computer software and property, plant, and equipment expenditures in the current year, partially offset by higher proceeds from sales of assets during the prior year period.
Financing Activities
During the nine months ended September 2021, cash used by financing activities was $206.8 million as compared to cash provided of $85.1 million in the prior year period. Cash provided by financing activities during the prior year period was primarily due to $125.0 million of net borrowings under the Revolving Credit Facility as compared to no borrowings during the nine months ended September 2021. Additionally, the Company made $125.0 million of term loan repayments during the nine months ended September 2021 and paid higher dividends in the current period as a result of the Company reinstating payment of quarterly dividends during the fourth quarter of 2020.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2020 Annual Report on Form 10-K provided a table summarizing our contractual obligations and commercial commitments at the end of 2020 that would require the use of funds. As of September 2021, there have been no material changes in the amounts disclosed in the 2020 Annual Report on Form 10-K, except as it relates to the following:
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

33 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

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

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the financial statements, or are the most sensitive to change from outside factors, are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the 2020 Annual Report on Form 10-K. Except as disclosed in Note 1 to the Company's financial statements in this Form 10-Q, pertaining to adoption of new accounting pronouncements, there have been no material changes in these policies.

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 34

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this release include, but are not limited to: risks associated with the COVID-19 pandemic, which could continue to result in closed factories and stores, reduced workforces, supply chain interruption, and reduced consumer traffic and purchasing; the level of consumer demand for apparel; intense industry competition; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the ability to accurately forecast demand for products; the Company’s ability to maintain the images of its brands; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; reliance on a small number of large customers; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; operational difficulties and additional expenses related to the Company’s design and implementation of its enterprise resource planning software system; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; foreign currency fluctuations; the impact of climate change and related legislative and regulatory responses; legal, regulatory, political and economic risks; changes to trade policy, including tariff and import/export regulations; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; the Company’s ability to maintain effective internal controls; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; disruption and volatility in the global capital and credit markets and its impact on the Company’s ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company’s business relating to its debt obligations; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; the failure to declare future cash dividends; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will continue to be exacerbated by the COVID-19 pandemic and any continued worsening of the global business and economic environment as a result.
More information on potential factors that could affect the Company's financial results are described in detail in the Company’s 2020 Annual Report on Form 10-K and in other reports and statements that the Company files with the SEC.

35 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

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

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 36

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report on Form 10-K, as supplemented below, should be made.
Except as set forth below, there have been no material changes to the risk factors from those disclosed in Part I, Item 1A of our 2020 Annual Report on Form 10-K:
The amount and frequency of our share repurchases may fluctuate.
The amount, timing and execution of our share repurchase program may fluctuate based on management’s evaluation of market conditions, share price, legal requirements and other factors. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice. The market price of our Common Stock could be adversely affected if our share repurchase activity differs from investor expectations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Third quarter fiscal 2021	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Dollar value of shares that may yet be purchased under the program
July 4 - July 31	—	$—	—	$200,000,000
August 1 - August 28	—	—	—	200,000,000
August 29 - October 2	184,973	54.09	184,973	189,994,454
Total	184,973	$54.09	184,973
(1) The total number of shares repurchased excludes shares withheld upon the vesting or exercise of share-based awards.
(2) On August 5, 2021, the Company announced that its Board of Directors approved the Repurchase Program. The Repurchase Program authorizes the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 6. EXHIBITS

31.1	Certification of Scott H. Baxter, Chair, President and Chief Executive Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, Chair, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

37 Kontoor Brands, Inc. Q3 FY21 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: November 8, 2021	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q3 FY21 Form 10-Q 38