Form 10-K
period 2022-01-01
Kontoor Brands, Inc.
filed 2022-03-02
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐ No  ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant on July 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,377,000,000 based on the closing price of the registrant's Common Stock on the New York Stock Exchange.
As of February 25, 2022, there were 56,200,446 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference:
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

KONTOOR BRANDS, INC

Kontoor Brands, Inc. 2021 Form 10-K - Table of Contents

PART I
Special Note On Forward-Looking Statements
We have made statements in this Annual Report on Form 10-K that are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies, anticipated trends in our business and the impact of COVID-19. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Known or unknown risks, uncertainties and other factors that could cause the actual results of operations or financial condition of Kontoor to differ materially from those expressed or implied by such forward-looking statements are summarized in Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Where You Can Find More Information
All periodic and current reports, registration statements and other filings that Kontoor has filed or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge from the SEC’s website (www.sec.gov). Our SEC filings are also available on our corporate website at www.kontoorbrands.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
The following corporate governance documents can be accessed on our corporate website: Corporate Governance Principles, Code of Business Conduct and the charters of our Audit Committee, Talent and Compensation Committee and Nominating and Governance Committee. Copies of these documents also may be obtained by any shareholder free of charge upon written request to the Corporate Secretary, Kontoor Brands Inc., 400 N. Elm Street, Greensboro, NC 27401.
After our 2022 Annual Meeting of Shareholders, we intend to file with the New York Stock Exchange (“NYSE”) the certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this certification with the NYSE on April 21, 2021.

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
The Company designs, produces, procures, markets and distributes apparel primarily under the brand names Wrangler® and Lee®. The Company’s products are sold in the United States (“U.S.”) through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company’s products are also sold internationally, primarily in the Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online.
Kontoor is headquartered in the U.S. with a presence in over 70 countries. Our primary brands, Wrangler® and Lee®, benefit from heritages spanning over 200 combined years and together with our other brands accounted for approximately 152 million units of apparel sold in 2021. We sell our products primarily through our established wholesale and expanding digital ecosystems, supplemented through our branded brick & mortar locations. We benefit from strong relationships with many of our customers who we believe depend on our ability to reliably and timely replenish our high-volume products.
We focus on continuously improving the most important elements of our products, which include fit, fabric, finish and overall construction, while continuing to provide our products to consumers at attractive price points. We leverage innovation and design advancements as well as our unique brand heritages to create products that meet our consumers' needs.

Kontoor Brands, Inc. 2021 Form 10-K 1

The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2021, December 2020 and December 2019 correspond to the 52-week fiscal year ended January 1, 2022, the 53-week fiscal year ended January 2, 2021 and the 52-week fiscal year ended December 28, 2019, respectively.
Impact of COVID-19 and Other Recent Developments
The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company's operations. COVID-19 had a meaningful negative impact on our financial condition, cash flows and results of operations during 2020, as revenues declined and we reduced spending in light of COVID-19 uncertainty. Although we continued to experience disruption and volatility, our revenues nearly returned to pre-pandemic levels in 2021, reflecting the lesser impact of COVID-19 and the strength and resiliency of our customers and brands. Accordingly, our comparisons between 2021 and 2020 were significantly impacted by the lower revenues and expenses in 2020.
We continue to monitor safety protocols and health precautions as we operate our facilities. The Company’s offices are open where permitted by local restrictions and deemed appropriate by management, but many associates continue to work remotely. The Company’s manufacturing plants and distribution centers around the world are currently operating, and we have continued to experience retail store closures and reduced traffic in various countries during 2021.
We continue to experience delays in product and raw material availability due largely to global supply chain disruptions, driven in part by port congestion and transportation delays. We are working with our customers to minimize any impact, and have incurred transitory costs, including air freight to expedite shipments to meet customer demand, primarily during the second half of 2021.
The ultimate economic impact of the pandemic remains fluid, and there continue to be periods of COVID-19 resurgence in various parts of the world. While we anticipate the potential for additional periods of disruption and volatility during 2022, we believe that we are appropriately positioned to successfully manage through any associated operational challenges resulting from a prolonged COVID-19 operating environment.
Corporate Information
Our principal executive offices are located at 400 N. Elm Street, Greensboro, North Carolina 27401 and our telephone number is 336-332-3400. Our website is www.kontoorbrands.com. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
Our Competitive Strengths
•Iconic Brands With Significant Global Scale
The Wrangler® and Lee® brands are steeped in rich heritage and authenticity, with 75 years and 133 years of history, respectively, and have an established global presence in the apparel market. Products bearing our brands are sold in more than 70 countries, and we believe they have strong consumer connectivity worldwide. We market our brands and products to highlight their differentiated position and product attributes. We sit at the center of cultural moments and cater broadly to customers through our licensed collaborations, such as Yellowstone, Billabong, Pendleton, Forbidden City, The Hundreds, Keith Haring, Bob Marley, Stranger Things and Rick and Morty, among others. We strive to maximize our consumer reach by leveraging each brand’s best practices to drive growth across product categories and expand our overall net revenues and earnings profile.
•Deep Relationships With Leading Global Brick & Mortar and E-Commerce Retailers
We have developed long-term relationships with many leading global brick & mortar and e-commerce retailers, including Amazon, Kohl’s, Target and Walmart, whom we believe rely on our iconic brands, leading product quality and value, and innovation to address evolving consumer needs in our product categories. We foster close and long-standing relationships with our wholesale customers, having partnered with each of our top three brick & mortar wholesale customers for over 30 years and with Amazon for over 15 years. Our rich global heritage across both the Wrangler® and Lee® brands also supports strong positions in growing markets, such as in the U.S. Western specialty channel and with leading retailers in China. By fostering these relationships, we have become an important vendor for many of our customers and have built leading category positions, which in turn supports the availability of our brands to consumers and our ability to introduce new products and categories. We also endeavor to provide sophisticated logistics, planning, and merchandising expertise to support our customers, which we believe enables a level of insight that builds more integrated customer relationships.
2 Kontoor Brands, Inc 2021 Form 10-K

•Integrated Supply Chain Built to Support Volume and Replenishment
We are continually refining our supply chain to maximize efficiency and reinforce our reputation of reliability with our customers. Through our vertically integrated supply chain, we manufacture, source and distribute a significant quantity of high-volume apparel products that are frequently replenished by our retail partners. Our product procurement and distribution strategies, combined with our internal manufacturing facilities and retail floor space management programs, create increased operating flexibility. Our supply chain is built to support large volumes and to meet customer needs while balancing cost and operational requirements. Our internal manufacturing facilities are all located in the Western Hemisphere where their proximity to our primary markets enables us to deliver inventory in a consistent and timely manner. We also have established global third-party sourcing and distribution networks that we leverage across product categories and various regions. We currently have three sample development centers located in North Carolina, South China and Bangladesh. We believe our flexible and balanced approach to manufacturing and distribution allows us to better manage our production needs and to support expanded digital distribution. Additionally, we expect that our investment and implementation of a new global enterprise resource planning (“ERP”) system, completed in mid-2021, will deliver global cost savings, reduce complexity in our supply chain, create better inventory management and improve our speed in the market.
•Highly Experienced Management Team and Board of Directors
We have a highly experienced senior management team that continuously demonstrates an unwavering commitment to our employees, our shareholders and our business. Drawing on the management team’s deep industry knowledge and diverse perspectives, they have helped navigate our business through unprecedented challenges spurred by a global pandemic, while simultaneously evolving our purpose-led strategies with agility and flexibility. In 2019, we appointed the first ever Global Design Heads for both the Wrangler® and Lee® brands, and in 2020, we hired our first Global Digital Head. As we embark on a transformational period focused on catalyzing growth for our global brands, we believe our management team and Board of Directors will continue to drive the success of our company.
•Resilient Business Model That Delivers Consistent Results
Although COVID-19 had a meaningful negative impact on our business, cash flows and results of operations in 2020, and continues to impact global economic conditions, our business has historically generated consistent margins and strong cash flows due to our global reach, leading market positions, deep customer relationships, and the vertical integration of our supply chain. We believe we offer high product value and quality to our consumers, who respond to our value proposition by consistently purchasing our products over time. Our strong margin profile combined with our diligent approach to operational excellence and capital management have produced meaningful cash flows. We believe our consistent financial results will provide us with the opportunity to consistently invest in our business and deploy a multi-faceted capital allocation strategy.
Our Strategies
Our management team continues to focus on the long-term strategic initiatives we introduced after separation as a standalone public company.
During Horizon 1, or the first 18-24 months as a standalone public company, we established a healthier foundation for profitable growth. This was supported by streamlining our global operations, migrating to a new technology platform, enhancing gross margin through improving quality of sales and de-levering our balance sheet.
At our Investor Day in 2021, we introduced our Horizon 2 multi-year strategic vision, Catalyzing Growth. Over the next three years, we will be sharply focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and the communities where we do business around the world. We are focused on the following four areas that we believe will catalyze profitable revenue growth in the future:
•Enhance and Accelerate Our Core U.S. Wholesale Business
We are focused on continuing to enhance the global strength of our brands, improve operating efficiency and increase the overall demand for our products. Within our largest market and channel, we are pursuing strategies to support and grow market share in existing distribution with leading retailers, drive business opportunities in new channels, such as premium, specialty and sporting goods, as well as accelerate complementary categories.
•Diversify Our Product Mix Through Category Extensions, Including Outdoor, Workwear and T-shirts
We continue to enhance our existing product assortment, broaden our product offering and expand into adjacent product categories, with a focus on outdoor, workwear and t-shirts. Within outdoor, we are bringing to market new product innovation platforms such as the Wrangler® outdoor collection, All Terrain GearTM, as well as the recently announced Wrangler® AnglerTM collection. Within workwear, we are leveraging our strong brand equity and innovation platforms to enter new markets and categories. And in t‑shirts, we are focusing our efforts across logo, lifestyle and licensed/collaboration content. Successful execution of our product expansion strategies should broaden the appeal of our brands and products to new consumers and ultimately drive the overall net revenues of the business.

3 Kontoor Brands, Inc. 2021 Form 10-K

•Expand Our Reach Around the Globe, Prioritizing Opportunities Within the China and Europe Regions
We continue to pursue opportunities to expand the distribution of our products with new and existing customers internationally. Leveraging our leading market position with Lee® in the China region, we launched our Wrangler® brand on a digital platform in China in December 2020. We have expanded this collection and our marketing efforts in 2021, and opened our first retail store in China during November 2021. In Europe, we intend to refine our strategy to become more consumer-centric in addressing how and where our customers want to purchase our products, beginning with our new e-commerce sites launched in 2020, as well as numerous opportunities to expand points of distribution. Wrangler®, which is currently approximately 90% U.S. domestic, has many international growth opportunities, particularly in China and Europe.
•Elevate Our Direct Connection With Consumers Through Channel Expansion, Focused on Evolving the Company’s Direct-to-consumer and Digital Ecosystem
We expect to leverage our leading brand positions to increase our digital penetration with our own e‑commerce websites as well as major global retail partners, as we continue to evolve our digital ecosystem. We are making progress towards these objectives through amplified investments in advanced data analytics capabilities and unlocking new value through our global ERP infrastructure.
In support of these long-term growth opportunities, we are stepping up our investment in accretive enablers:
•Product & design - transforming the brands in the marketplace with elevated global designs
•Innovation - exploring next-generation technologies to continue to propel the Wrangler® and Lee® brands
•Supply chain - driving future productivity gains and improved service and agility with supply partners
•Talent & culture - promoting an inclusive, growth-minded, high-performing culture
•Demand creation - activating the brands through new marketing and creative expressions
Our Business Segment Information
Our two reportable segments are Wrangler® and Lee®, which primarily include sales of branded products, along with various sub-brands and collections as discussed under each brand below. In addition, we present an Other category for purposes of reconciliation of reportable segment net revenues and profits to the Company's consolidated operating results, but the Other category is not considered a reportable segment. See below for additional information on the brands, channels of distribution and geographies included in each segment.
•Wrangler
Wrangler® is an iconic American heritage brand rooted in the western lifestyle, with 75 years of history offering denim, apparel, and accessories for men, women, boys and girls. Wrangler® branded products are available through wholesale arrangements with mass and mid-tier retailers, specialty stores, department stores, independently operated partnership stores, and e-commerce platforms, as well as through our Company-operated retail stores and websites. Wrangler® branded products are available in the U.S., Canada and Mexico, the United Kingdom and continental Europe, the Middle East, China, and through licensees across Australia, Asia, Africa, Central and South America, Europe and most recently, India, where the Company has recently transitioned to a licensed model. We offer multiple sub-brands and collections within the Wrangler® brand to target specific consumer demographics and consumer end-users, including: 20X®, Aura from the Women at Wrangler®, Cowboy Cut®, Premium Patch®, Riggs Workwear®, Rock 47®, Rustler®, W1947®, Wrangler Retro®, Wrangler Rugged Wear®, All Terrain Gear by WranglerTM. and Wrangler® AnglerTM.
•Lee
Lee® is an iconic American denim and apparel brand, with 133 years of heritage and authenticity. Lee® collections include a uniquely styled range of jeans, pants, shirts, shorts and jackets for men, women, boys and girls. The Lee® brand delivers trend-forward styles with exceptional fit and comfort through innovative fabric solutions and advanced design technology. Lee® branded products are distributed domestically and internationally through the wholesale channel including department stores, mass merchants, specialty stores, independently operated partnership stores, and e-commerce platforms, as well as through our Company-operated retail stores and websites. Lee® branded products are available in the U.S., Canada, Mexico, the United Kingdom and continental Europe, the Middle East, China, and through licensees across Australia, Asia, Africa, Central and South America, Europe and most recently, India, where the Company has recently transitioned to a licensed model. The Lee® brand offers multiple sub-brands and collections, making it attractive for a broader consumer base, including: Body Optix®, Lee101TM, Lee® Riders®, Performance SeriesTM, Shape Illusions® and Vintage ModernTM.
4 Kontoor Brands, Inc 2021 Form 10-K

•Other
Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel. Rock & Republic® is a premium apparel brand and is marketed to consumers as a modern and active lifestyle brand. We distribute the brand in the U.S. and Canada by leveraging our retail and e-commerce relationships. Other also included sales of third-party branded merchandise at VF Outlet stores through the first quarter of 2021.
Distribution Channels and Customers
Our distribution channels include U.S. Wholesale, Non-U.S. Wholesale, Direct-to-Consumer and Other.
•U.S. Wholesale
The U.S. Wholesale channel is our largest distribution channel and accounted for approximately 69% of our net revenues in 2021. Within this channel, our Wrangler® and Lee® branded products are marketed and sold by mass and mid-tier retailers, specialty stores including western specialty retail, department stores and retailer-owned and third-party e-commerce sites. This channel also includes revenues related to Rock & Republic® products sold in the U.S. A portion of our U.S. Wholesale net revenue is attributable to digital sales from our wholesale partners’ websites, third-party e-commerce platforms such as Amazon, and other pure-play digital retailers. Third-party e-commerce platforms and pure-play digital retailers are a growing and important portion of this channel.
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
We foster close and longstanding relationships with our wholesale customers, having partnered with each of our top three brick & mortar wholesale customers for over 30 years. In addition, we engage in an active dialogue with many of our key wholesale customers and receive proprietary insights about how our products are performing on a timely basis. Our brands’ top U.S. Wholesale customers include Amazon, Kohl’s, Target and Walmart. Sales to Walmart as a percentage of total revenues were approximately 34% in 2021, 38% in 2020 and 34% in 2019.
In addition, a small portion of sales in our U.S. Wholesale channel are from domestic licensing arrangements where we receive royalties based on a percentage of the licensed products’ net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.
•Non-U.S. Wholesale
The Non-U.S. Wholesale channel represents the majority of our international business and accounted for approximately 20% of our net revenues in 2021. The majority of the Wrangler® and Lee® international product business is located in EMEA and APAC, where we sell our products directly to our department store and specialty store wholesale customers, and indirectly through our distribution and license relationships. This channel also includes revenues related to Rock & Republic® products sold in Canada. In Canada and Mexico, our products are marketed through mass merchants, department stores and specialty stores. Additionally, our Non-U.S. Wholesale channel includes non-U.S. sales on digital platforms operated by our wholesale customers, as well as sales in partnership stores located across EMEA, APAC and South America. Partnership stores are owned and operated by our licensees, distributors and other independent parties. They are retail locations selling our Wrangler® and Lee® branded products that have the appearance of Kontoor-operated stores, and as such represent an important vehicle for presenting our brands to international consumers. Similar to the U.S. Wholesale channel, we use proprietary insights from our wholesale customers to strategically refine our products and adjust our go-to-market approach.
Geographically, our net revenue in EMEA is concentrated in developed markets such as France, Germany, Italy, Poland, Scandinavia, Spain and the United Kingdom. We access the APAC market primarily through our business in China. Canada is the largest international market for Wrangler® branded products, while China is the largest international market for Lee® branded products.
In addition, a small portion of sales in our Non-U.S. Wholesale channel are from international licensing arrangements where we receive royalties based on a percentage of the licensed products’ net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.
•Direct-to-Consumer
Our Direct-to-Consumer channel accounted for approximately 11% of our net revenues in 2021 and represents the distribution of our products via our Wrangler® and Lee® branded full-price stores and Company-operated outlet stores globally, as well as digital sales generated globally from our own websites, including www.wrangler.com and www.lee.com, and concession retail locations internationally.

5 Kontoor Brands, Inc. 2021 Form 10-K

The Direct-to-Consumer channel allows us to achieve the fullest expression of our brands by displaying our product lines in a manner that supports the brands’ positioning, providing an in-store and online user experience that enables us to address the needs and preferences of our consumers.
As of January 1, 2022, we had 25 Company-operated full-price Wrangler® and Lee® branded retail stores, which are located in Asia, Europe and the U.S. They include both mono-brand stores, which exclusively carry either Wrangler® or Lee® branded products, and dual-brand stores, which carry both Wrangler® and Lee® branded products. We also had 55 Company-operated outlet and clearance centers as of January 1, 2022, primarily our Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores located in the U.S., as well as locations in Europe, Mexico and Asia.
As of January 1, 2022, we had 217 concession retail stores in Europe and Asia. Under a typical concession arrangement, we have a dedicated sales area and pay a concession fee for use of the space based on a percentage of retail sales. The concession model provides dedicated sales areas for our brands and helps differentiate and enhance the presentation of our products, generally without incurring the full overhead of opening a separate store.
We continue to prioritize serving our customers through digital platforms that enhance the user experience and drive customer interaction in digital and physical environments. Digitally-enabled transactions generated from our own websites represent a growing portion of our net revenues, and help elevate the connection consumers have with our brands. Wrangler® and Lee® branded products are currently available through our own websites in 15 countries.
•Other
Other included sales of third-party branded merchandise at VF Outlet stores through the first quarter of 2021. The Other channel accounted for less than 1% of our net revenues in 2021.
Licensing Arrangements
We seek to maximize our brands’ market penetration and consumer reach by entering into licensing agreements with independent parties. Pursuant to these licensing agreements, we typically grant our licensing partner an exclusive or non-exclusive license to use one or more of our brands in connection with specific licensed categories of products in specific geographic regions. Our licensing partners leverage the strength of our brands and our customer relationships to sell products in their licensed categories and geographic regions. We currently have licensing agreements in categories including jeanswear, casual apparel, belts, footwear, small leather goods, headwear, socks, home décor, luggage, bags, watches, eyewear and cold weather accessories.
We retain oversight and approvals of the design, quality control, advertising, marketing and distribution of licensed products to help maintain our brand and product quality standards. License agreements are for fixed terms of typically two to five years. Each licensee pays royalties based on its sales of licensed products, with the majority of agreements requiring a minimum royalty payment. Licensing net revenue was $26.6 million in 2021.
Design, Product Development and Innovation
Our devotion to creative excellence in design, product development and innovation is the foundation of our product strategy. We focus our extensive experience and know-how to create the unique combination of world-class value, quality and styling for our consumers. We operate a multi-site approach for design and product development, with supporting functions in the U.S., Belgium and Hong Kong. These creative teams collaborate globally with the merchandising, marketing, planning, consumer insights and executive teams to ensure product delivers against brand positioning, consumer needs and cost requirements. We have two primary selling seasons, Spring/Summer and Fall/Winter, although some product lines are offered more frequently.
In addition to our global design and product development functions, we operate an innovation center in Greensboro, North Carolina. Research for advanced fiber and fabric technology takes place in our dedicated material science lab. Research and development for garment construction, laser processing and wash finishing advancement takes place in our design center. These locations are staffed with dedicated scientists, engineers and designers who leverage our consumer insights to create new designs and manufacturing and material technologies. Our innovation network is integral to our design approach and our long-term growth as it allows us to deliver products and experiences to meet our consumer needs.
Manufacturing, Sourcing and Distribution
Our global supply chain organization is responsible for the operational planning, manufacturing, sourcing and distribution of products to our customers. We believe we have developed a high degree of expertise in managing the complexities associated with a global supply chain that produced or sourced approximately 151 million units of apparel in 2021. Our supply chain employs a centralized leadership model with localized regional expertise. Within our internal manufacturing facilities, we innovate and design proprietary equipment to drive our production output and capabilities. We focus on engineering and efficiency, which we believe provides an ongoing competitive advantage in our internal manufacturing facilities. We leverage our manufacturing expertise in our sourcing operations, where we have developed longstanding relationships with third-party contract manufacturers and distributors. We believe this manufacturing and sourcing approach, coupled with strategic inventory and retail floor space management programs with many of our major retail customers, gives us operational flexibility as we continue to expand our distribution.
6 Kontoor Brands, Inc 2021 Form 10-K

We continue to experience delays in product and raw material availability due largely to global supply chain disruptions, driven in part by port congestion and transportation delays. We are working with our customers to minimize any impact, and have incurred transitory costs, including air freight to expedite shipments to meet customer demand, primarily during the second half of 2021.
•Sourcing and Manufacturing
We believe the combination of our internal manufacturing and contract manufacturing across different geographic regions provides a well-balanced, flexible approach to product procurement. Within our own manufacturing facilities, we purchase raw materials from numerous U.S. and international suppliers to meet our production needs. Raw materials include products made from cotton, polyester, spandex and lycra blends, as well as thread and trim (such as product identification, buttons, zippers and snaps). Fixed price commitments for fabric and certain supplies are typically set on a quarterly basis for the next quarter’s purchases. No single supplier represents more than 10% of our total cost of goods sold. We operate global sourcing hubs, which are responsible for managing contract manufacturing and procurement of product, including supplier oversight, product quality assurance, sustainability within the supply chain, responsible sourcing, and transportation and shipping functions.
We operate ten manufacturing facilities, comprised of seven owned facilities in Mexico and three leased facilities in Nicaragua. We also source products from approximately 200 contract manufacturing facilities in 19 countries. During 2021, approximately 35% of our units were manufactured in our internal manufacturing facilities, and approximately 65% were sourced from contract manufacturers. Products obtained from contractors in the Western Hemisphere frequently have a higher cost than products obtained from contractors in Asia. However, internal manufacturing combined with contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for enhanced inventory management in the U.S. market. In making decisions about the location of manufacturing operations and suppliers, we consider several factors including the raw material source, the market the product will be sold in, production lead times, duties and tariffs, product cost, product complexity and the ability to pursue upside demand. Additionally, we continually monitor risks and developments related to duties, tariffs, quotas and other factors and we often manufacture and source products from countries with tariff preferences and free trade agreements.
•Distribution
Products are shipped from our contract manufacturers and internal manufacturing facilities to distribution centers around the world. We directly operate our domestic distribution centers and we carefully select third-party logistic providers as needed in certain regions. All of our distribution centers are strategically located to provide speed and service to our consumers at the most efficient cost possible. Additionally, our established long-term third-party distribution relationships ensure maximum capacity, connectivity, responsiveness and overall service coverage around the globe. In international markets where we do not have brick & mortar or wholesale operations, our products are marketed through our distributors, as well as agents, licensees and branded partnership stores.
Inventory Management
Inventory management is key to the cash flows and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the delivery requirements of our customers, which requires close coordination with our customers. For new product introductions, which often require large initial launch shipments, we may commence production before receiving orders for those products. Key areas of focus include added discipline around the purchasing of product, inventory optimization and channel placement, as well as better planning and execution in disposition of excess inventory through our various channels. Our inventory strategy is focused on continuing to meet consumer demand, while improving our inventory efficiency over the long-term through the recent implementation of the Company's global enterprise resource planning (“ERP”) system and inventory optimization tools.
Advertising and Customer Support
Our advertising and marketing efforts focus on differentiating our brands’ positioning and highlighting our product qualities. We are focused on creating globally unified brand messages with appropriate regional nuances in order to maximize our brand recognition, and drive brand demand from initial end consumer awareness to long-term loyalty. By utilizing global heads of marketing, we will continue to develop integrated, multi-channel marketing strategies designed to effectively reach the target consumers of each of our brands. We pursue this strategy through our use of a variety of media channels and other public endorsements, including traditional media such as television, print and radio, as well as digital media channels such as display, online video, social media, live streaming, paid search and influencers. We leverage marketing analytics to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments. Our strategy also includes collaborating with new brands and developing new advertising campaigns that drive consumer awareness and brand equity.
We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We generally provide advertising support to our wholesale customers in the form of point-of-sale fixtures and signage to enhance the presentation and brand image of our products. Our websites, www.wrangler.com, www.lee.com and corresponding regional websites, enhance consumer understanding of our brands and help consumers find and buy our products. We employ a support team for each brand that is responsible for customer service at the consumer level as well as a sales force that manages our customer relationships.

7 Kontoor Brands, Inc. 2021 Form 10-K

Seasonality
Absent the effects of the COVID-19 pandemic in 2020 and timing shifts due to our ERP implementation in 2021, our operating results are generally subject to some variability due to seasonality, with net revenues typically being slightly higher during the back-to-school and holiday shopping seasons. This limited variation results primarily from the differences in seasonal influences on revenues between our Wrangler® and Lee® segments. With changes in our mix of business and the growth of our direct-to-consumer operations, historical quarterly revenue and profit trends may not be indicative of future trends. Working capital requirements vary throughout the year. Working capital typically increases early in the year as inventory builds to support peak shipping periods and then moderates later in the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is usually substantially higher in the second half of the year due to higher net income during that period and reduced working capital requirements.
Competition
The apparel industry is highly competitive, highly fragmented and characterized by low barriers to entry with many local, regional and global competitors. We compete in the apparel and accessories sector by leveraging our brands, scale and ability to develop high-quality, innovative products at competitive prices that meet consumer needs.
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
Intellectual Property
Trademarks, trade names, patents and domain names, as well as related logos, designs and graphics, provide substantial value in the development and marketing of our products, and are important to our continued success. We have registered our intellectual property in the U.S. and in other countries where our products are manufactured and/or sold. In particular, our trademark portfolio consists of over 7,500 trademark registrations and applications in the U.S. and other countries around the world, including U.S. and foreign trademark registrations for our two key brands, Wrangler® and Lee®. Although the laws vary by jurisdiction, in general, trademarks remain valid and enforceable provided that the marks are used in connection with the related products and services and the required registration renewals are filed. Typically, trademark registrations can be renewed indefinitely as long as the trademarks are in use. We also place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents.
Human Capital
We understand that our greatest asset is our global employee base. As of January 1, 2022, we had approximately 14,000 employees worldwide. Geographically, approximately 1,000 employees are located in APAC, approximately 600 are located in EMEA, approximately 9,900 are located in Latin America and Mexico, and approximately 2,800 are located in the U.S. In international markets, a significant percentage of employees are covered by trade sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
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
•Growth Culture
We are dedicated to putting our purpose, mission and values at the forefront of everything we do. They serve as our north star, guiding us on our journey and in our decisions to make a positive impact on the world and each other.
In 2021, we aligned our cultural aspirations and our purpose, mission and values to our new growth strategy as we entered into Kontoor’s growth horizon. We will continue to expand our existing approach to embed our purpose, mission and values across all of our talent processes that enable each employee to live by the core behavioral elements of our values.
•Inclusion, Diversity and Equity
We continue to focus on the impact we can make as a company, and our strategic priorities are reflected in the Inclusion & Diversity Progress Report we published in 2021, focusing on Workplace Belonging, Workforce Diversity, Marketplace Equity and Sustainability & Accountability. We’ve done important work with our brands, conducting a comprehensive marketing audit to establish a baseline of inclusion measures, which are now part of every consumer touchpoint.
As we work to grow our understanding of how to engage through an Inclusion & Diversity lens, Kontoor offers employees tools that incorporate Inclusion & Diversity into our learning culture and philosophy. The Cultural Foundations program, available to all employees through Workday, includes a “Creating an Inclusive Environment” course designed to build greater knowledge about how
8 Kontoor Brands, Inc 2021 Form 10-K

to contribute to the development of a truly inclusive workplace. During 2021, the Company introduced a new feedback tool, based in our values, which reports that 90% of feedback providers (employees who have elected to participate) indicate their managers value diversity. We also added a platform offering micro-learning opportunities, which reports that 31% of all content accessed by users is focused on Inclusion & Diversity.
Our employees continue to contribute to building a community where everyone can feel valued. Our many varied Employee Resource Groups have sponsored events throughout the last year, educating and connecting us, including a lunch and learn for Juneteenth, and belonging opportunities designed to connect colleagues in a virtual work world. We hosted forums to foster dialogue, reflection and understanding one year after the racial injustice occurrences of 2020.
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
Our commitment to safety was evident in the actions and steps we swiftly took in our response to COVID-19, which continued throughout 2021. We established a COVID-19 cross-functional task force that aligned our efforts and decisions on our response and have expanded the mental health resources available to employees globally.
Social Responsibility, Community Outreach and Sustainability
We are a purpose-led organization and are committed to environmental sustainability, labor welfare and community development, not only because today’s consumers demand the highest standards from the brands they utilize, but because we believe these values are consistent with what our brands represent and are the right thing to do to enhance global welfare. Corporate sustainability and responsibility is an important priority for the Company and the Board of Directors. The Board of Directors is responsible for promoting the exercise of responsible corporate citizenship and monitoring adherence to Kontoor’s standards. The Nominating and Governance Committee reviews and evaluates our strategies, programs, policies and practices relating to environmental, social and governance issues and impacts to support the sustainable and responsible growth of our business. Kontoor believes that in order to grow as a Company, it has a responsibility to help improve the well-being of its communities. Kontoor articulates its commitments to corporate sustainability and responsibility in its Code of Conduct which can be found on our website at www.kontoorbrands.com.
The Company issued its 2020 Sustainability Report, our second annual sustainability report, in December 2021, which is our first report prepared in accordance with the Global Reporting Initiative ("GRI") and Sustainability Accounting Standards Board ("SASB") standards. Our sustainability strategy is built on innovation, design and sustainable performance, underscoring our commitment to inspire people to live with passion and confidence. We believe that sustainability translates to the dynamic process of continual improvement for people, for our product and for the planet. The report outlines key elements of Kontoor’s sustainability strategy such as embedding circularity into our products, seeking to reduce waste during manufacturing and launching initiatives that can increase traceability in our products from origin to finished goods. The report also reviews progress in advancing several important initiatives. These include the expansion of our Indigood® program in March 2021, which will help us reach our goal of saving 10 billion liters of water by 2025, and the advancement of industry partnerships.
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

9 Kontoor Brands, Inc. 2021 Form 10-K

ITEM 1A. RISK FACTORS.
You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating our business. Our business, prospects, results of operations, financial condition or cash flows could be materially and adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.
RISKS RELATING TO OUR BUSINESS AND INDUSTRY
The COVID-19 global pandemic has had, and may continue to have, material adverse impacts on our business, results of operations, financial condition and cash flows. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and depends on events beyond our knowledge or control.
The United States and other countries are experiencing a major global health pandemic related to the outbreak of COVID-19, which has resulted in related severe disruptions to retail operations and supply chains and the global economy overall. Governmental authorities across the globe have taken and continue to take dramatic actions to slow down the spread of the disease, at various levels and in different phases across regions. Although restrictions have been eased in many regions and all of our retail stores have reopened, we may be required to close stores again or adhere to increased operational restrictions including public health directives or quarantine policies. Even in the absence of stringent federal, state or local mandates, deterioration in discretionary consumer spending or social distancing measures may extend the duration of the adverse impact on retail traffic in our Company-operated or our customers’ retail stores. The extent and magnitude that the impact of COVID-19 will continue to have on our business will depend on various factors, including its duration, severity and any resurgences.
The impact of COVID-19 on our business has included, and may continue to include, the following:
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
•additional expenses as we continue to implement safety measures and other precautions to protect the health and well-being of our employees and customers in our retail stores or to comply with any applicable laws or governmental orders;
•significant disruption of global financial markets, which has increased the cost of accessing capital and could have a negative impact on our ability to access capital in the future; and
•negative adverse impacts to the global economy, including decreases or shifts in consumer demand, spending and/or channel preferences.
We continue to experience delays in product and raw material availability due largely to global supply chain disruptions, driven in part by port congestion and transportation delays. We are working with our customers to minimize any impact, and have incurred transitory costs, including air freight to expedite shipments to meet customer demand, primarily during the second half of 2021.
The ultimate economic impact of the pandemic remains fluid, and there continue to be periods of COVID-19 resurgence in various parts of the world. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Our revenues and profits depend on the level of consumer spending for apparel, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on us.
The success of our business depends on consumer spending on apparel, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, the impact of the COVID-19 pandemic, interest rates, inflation, consumer credit availability, unemployment, stock market performance, weather conditions, energy prices, consumer discretionary spending patterns and tax rates in the international, national, regional and local markets where our products are sold.
The current global economic environment is unpredictable, and adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on us.

10 Kontoor Brands, Inc 2021 Form 10-K

Supply chain and shipping disruptions have resulted in shipping delays, a significant increase in transportation costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, operating results and financial condition.
We and our third-party manufacturing partners and other vendors have experienced, and expect to continue to experience, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, as a result of the COVID-19 pandemic, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and persons to load, dock and offload container vessels and for other reasons. These disruptions have impacted our ability to receive materials or products from our third-party manufacturing partners and suppliers, to distribute our products to our customers in a cost-effective and timely manner and to meet customer demand, all of which could have an adverse effect on our financial condition and results of operations. For example, if we miss the delivery date requirements of our customers, they may cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices, or reduce future orders, any of which could harm our sales and margins. While we have taken steps to minimize the impact of these disruptions by working closely with our manufacturing partners, other vendors, and customers, there can be no assurances that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that supply chain disruptions have on our manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease or ease. Prolonged supply chain disruptions impacting us and our manufacturing partners and other vendors could interrupt product manufacturing, increase production lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales, all of which could have a material adverse effect on our business, financial condition and results of operations.
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

11 Kontoor Brands, Inc. 2021 Form 10-K

Our business and the success of our products could be harmed if we are unable to maintain the images of our brands.
Our success to date has been due in large part to the growth of our brands’ images and our customers’ connection to our brands. If we are unable to timely and appropriately respond to changing consumer demand, including customers’ desire for sustainable products, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding us, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future. In addition, we have sponsorship contracts with a number of athletes, musicians and celebrities and feature those individuals in our advertising and marketing efforts. Actions taken by those individuals associated with our products could harm their reputations, which could adversely affect the images of our brands.
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
We sell merchandise direct-to-consumer through our retail stores and e-commerce sites. Our direct-to-consumer business is subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, (i) U.S. or international resellers purchasing merchandise and reselling it overseas outside of our control, (ii) failure of the systems that operate the stores and websites, and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (iii) credit card fraud and (iv) risks related to our direct-to-consumer distribution centers and processes. Risks specific to our e-commerce business also include (i) diversion of sales from our wholesale customers, (ii) difficulty in recreating the in-store experience through direct channels, (iii) liability for online content, (iv) changing patterns of consumer behavior and (v) intense competition from online retailers. Our failure to successfully respond to these risks might adversely affect sales in our e-commerce business, as well as damage our reputation and brands.
The retail industry has experienced financial difficulty that could adversely affect our business.
Recently there have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry, much of which is a result of the COVID-19 pandemic. These events individually, and together, could have a material adverse effect on our business. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers. In the future, retailers are likely to further consolidate, undergo restructurings, reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. In addition, consumers have continued to transition away from traditional wholesale retailers to large online retailers. These developments could result in a reduction in the number of stores that carry our products, an increase in ownership concentration within the retail industry, an increase in credit exposure to us or an increase in leverage by our customers over their suppliers.
Further, the global economy periodically experiences recessionary conditions with rising unemployment, reduced availability of credit, increased savings rates and declines in real estate and securities values. These recessionary conditions could have a negative impact on retail sales of apparel. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our customers experiencing financial difficulties, including store closures, bankruptcies or liquidations. This could result in higher credit risk to us relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on our trade accounts receivable could have a material adverse effect on our financial condition and results of operations.
A significant portion of our revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay us could substantially reduce our revenues and profits.
A small portion of our customers account for a significant portion of net revenues. Sales to our ten largest customers accounted for 61% of total net revenues in 2021, and our top customer, Walmart, accounted for 34%, 38% and 34% of our total net revenues in 2021, 2020 and 2019, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Sales to our wholesale customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of our major wholesale customers to significantly decrease the volume of products purchased from us, cease its purchases from us, cancel its orders, reduce its advertising for our products or change its manner of doing business with us, whether motivated by economic conditions, financial difficulties, competitive conditions, or otherwise, could substantially reduce net revenues and have a material adverse effect on our financial condition and results of operations. Our larger customers generally have the scale to develop supply chains that enable them to change their buying patterns, or develop and market their own private label and other
12 Kontoor Brands, Inc 2021 Form 10-K

economy brands that compete with some of our products. This ability also makes it easier for them to resist our efforts to increase prices, reduce inventory levels and, potentially, discontinue our products. Many of our largest customers have already developed significant private label brands under which they design and market apparel and accessories that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. In addition, if any of our customers devote less selling space to our categories of apparel, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in our categories of apparel selling space could result in lower sales, and our business, results of operations, financial condition and cash flows may be adversely affected.
Additionally, from time to time certain customers have experienced financial and operational difficulties. Our wholesale customers have experienced significant business disruptions as a result of the COVID-19 pandemic, including declines in retail traffic, inflationary pressures, temporary store closures, and other operational restrictions. There can be no assurance that our wholesale customers have adequate financial resources and/or access to additional capital to withstand prolonged periods of such adverse economic conditions. To the extent one or more of our largest customers experience significant financial difficulty, bankruptcy, insolvency or cease operations, this could have a material adverse effect on our sales, our ability to collect on receivables and our financial condition and results of operations.
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
•we may not be able to successfully achieve the expected growth or cost savings of our Wrangler® and Lee® brand platforms;
•we may have difficulty recruiting, developing or retaining qualified employees;
•we may not be able to achieve our direct-to-consumer expansion goals and manage our growth effectively;
•we may not be able to offset rising commodity or conversion costs in our product costs with pricing actions or efficiency improvements;
•we may have difficulty completing potential acquisitions or dispositions, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration; and
•failure to implement our strategic objectives may have a material adverse effect on our business.
We are subject to the risk that our licensees may not generate expected sales or maintain the value of our brands.
During 2021, we generated $26.6 million in net revenues from licensing royalties. Although we generally have significant control over our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect our net revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee’s ability to:
•obtain capital;
•manage labor relations;
•maintain relationships with its suppliers;
•manage credit risk effectively;
•maintain relationships with its customers; and
•adhere to our global compliance principles.
In addition, we rely on our licensees to help preserve the value of our brands. Although we attempt to protect our brands through contractual approval rights over design, production processes, quality, packaging, merchandising, distribution, advertising and

13 Kontoor Brands, Inc. 2021 Form 10-K

promotion of our licensed products, we cannot completely control the use of our licensed brands by our licensees. The misuse of a brand by a licensee, including through the marketing of products under one of our brand names that do not meet our quality standards, could have a material adverse effect on that brand and on us.
Our revenues and cash requirements are affected by seasonality.
Our business is typically affected by seasonal trends, with a higher proportion of net revenues and operating cash flows generated during the second half of the fiscal year, which typically includes the back-to-school and holiday selling seasons. Poor sales in the second half of the fiscal year would have a material adverse effect on our full-year operating results and cause higher inventories. In addition, fluctuations in sales and operating income in any fiscal quarter are affected by the timing of seasonal wholesale shipments and other events affecting retail sales.
The loss of members of our executive management and other key employees could have a material adverse effect on our business.
We depend on the services and management experience of our executive officers and business leaders who have substantial experience and expertise in our business. The unexpected loss of services of one or more of these individuals could have a material adverse effect on us. Our future success also depends on our ability to recruit, retain and engage our personnel sufficiently. Competition for experienced and well-qualified personnel is intense, and we may not be successful in attracting and retaining such personnel.
PRODUCT, MANUFACTURING AND DISTRIBUTION-RELATED RISKS
We use third-party suppliers and manufacturing facilities worldwide for a substantial portion of our raw materials and finished products, which poses risks to our business operations.
During 2021, approximately 65% of our units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by Kontoor Brands-owned and -operated manufacturing facilities located in Mexico and Nicaragua. Any of the following could impact our ability to produce or deliver our products or our cost of producing or delivering products and, as a result, our profitability:
•political or labor instability in countries where our facilities, contractors and suppliers are located;
•changes in local economic conditions, including as a result of the COVID-19 pandemic, in countries where our facilities, contractors and suppliers are located;
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
Although no single supplier is critical to our overall production needs, if we were to lose a supplier it could result in interruption of finished goods shipments to us, cancellation of orders by customers and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on our net revenues and, consequently, our results of operations.
In addition, although we audit our third-party material suppliers and contracted manufacturing facilities and set strict compliance standards, actions by a third-party supplier or manufacturer that fail to comply could expose us to claims for damages, financial penalties and reputational harm, any of which could have a material adverse effect on our business and operations.
14 Kontoor Brands, Inc 2021 Form 10-K

We rely on a limited number of North American mills for raw material sourcing, and we may not be able to obtain raw materials on a timely basis or in sufficient quantity or quality.
We rely on a limited number of North American third-party suppliers for raw materials. Such products may be available, in the short-term, from only one or a very limited number of sources. In 2021, approximately 52% of our raw materials were provided by our top three suppliers in North America. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for raw materials, production and quota capacity. We may experience a significant disruption in the supply of raw materials from current sources, or in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer due to consolidation, closure or otherwise, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have a material adverse effect on our ability to meet customer demand for our products and could result in lower net revenue and income from operations both in the short and long term.
If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.
We rely on owned or independently operated distribution facilities to warehouse and ship product to our customers. Our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of our products are distributed from a relatively small number of locations, our operations could also be interrupted by earthquakes, floods, fires or other natural disasters affecting our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. Transportation of our products may be interrupted due to events such as marine disasters, bad weather or natural disasters, mechanical or electrical failures, public health crises, grounding, capsizing, fire, explosions and collisions, piracy, cyber-attacks, human error and war and terrorism resulting in delays, damages or losses. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
We may be adversely affected by unseasonal or severe weather conditions.
Our business may be adversely affected by unseasonal or severe weather conditions. Periods of unseasonably warm weather in the fall or winter, or periods of unseasonably cool and wet weather in the spring or summer, can negatively impact retail traffic and consumer spending. In addition, severe weather events such as snowstorms or hurricanes typically lead to temporarily reduced retail traffic. Physical risks from climate change may result in these weather events occurring more often and more acutely. Any of these conditions could result in negative point-of-sale trends for our merchandise and reduced replenishment shipments to our wholesale customers.
Most of the employees in our production and distribution facilities outside of the U.S. are covered by collective bargaining agreements, and any material job actions could negatively affect our results of operations.
Outside of the U.S., most of our production and distribution employees are covered by industry-sponsored and/or government-sponsored collective bargaining mechanisms. Any work stoppages or other job actions by these employees could harm our business and reputation.
INFORMATION TECHNOLOGY RISKS
We have recently implemented an enterprise resource planning (“ERP”) software system, and challenges with ongoing optimization and change management may impact our business and operations.
We have recently implemented a company-wide ERP software system and the related infrastructure to support future growth and to integrate our processes. The continued optimization and change management related to the ERP software system may prove to be more difficult, costly or time-consuming than expected, and it is possible that the system will not yield the benefits anticipated. Any disruptions, delays or deficiencies related to our new ERP software system could materially impact our operations and adversely affect our ability to process orders, manage our inventory, ship products, provide customer support, fulfill contractual obligations or otherwise operate our business. Additionally, future cost estimates related to our new ERP software system are based on assumptions which are subject to wide variability.

15 Kontoor Brands, Inc. 2021 Form 10-K

We rely significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm our ability to effectively operate our business.
Our ability to effectively manage and operate our business depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory, manage our supply chain and support our accounting and financial reporting processes. We are also dependent on information technology, including the internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorizations. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage, failure or interruption due to viruses, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our systems or the implementation of new systems. The failure of these systems to operate effectively, improper design or configuration, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of our business, including management of inventory, ordering and replenishment of products, manufacturing and distribution of products, e-commerce operations, retail business credit card transaction authorization and processing, tracking and recording of accounting transactions, corporate email communications and our interaction with the public on social media.
We are subject to data security and privacy risks that could negatively affect our business operations, results of operations or reputation.
In the normal course of business, we collect, store, use, process, disclose and transmit (“Process”) certain sensitive, personal, regulated and/or confidential employee and customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information, including with respect to identity theft and user privacy. Cyber-attacks are increasingly sophisticated, and if unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, access, publish, use, delete or modify confidential and sensitive information, including credit card information and personal information, that we have obligations to protect. Despite the security measures we currently have in place and our commitment to risk management practices, our facilities and systems and those of our third-party service providers may be vulnerable to, and unable to anticipate, detect or mitigate, data security breaches and other cyber incidents. In addition, employees or third-party service providers may intentionally or inadvertently cause data security breaches, through failing to follow polices or otherwise, that result in the unauthorized access to or release or use of personal, sensitive or confidential information. We take, and require our third-party service providers that Process personal, confidential or sensitive information on our behalf to take, measures designed to protect such information and comply with applicable laws, regulations and industry standards related to information security and privacy. However, we cannot control the efforts of third-party service providers and cannot guarantee the compliance of their systems and processes. We and our customers could suffer harm if valuable business data or employee, customer and proprietary information were corrupted, lost, accessed or misappropriated by third parties due to a security failure in our systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with current and future state, federal and international laws regarding the protection and unauthorized disclosure of personal and other sensitive information such as the General Data Protection Regulation in the European Union, the United Kingdom General Data Protection Regulation, and state laws in the U.S. related to information security and privacy such as the California Consumer Privacy Act and China's Personal Information Protection Law. As the regulatory environment relating to information security and privacy becomes increasingly more demanding with many new requirements surrounding the processing and protection of personal, confidential and sensitive information, the increased complexity in these types of laws and inherent conflicts between jurisdictions may result in our inability or failure to comply with applicable requirements, despite our focus and efforts. Any failure to comply with the laws and regulations surrounding the protection of personal information could subject us to legal and reputational risks, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.
LEGAL, COMPLIANCE, AND SUSTAINABILITY RISKS
Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.
There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. Physical risks related to these events could adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the types of apparel products that consumers purchase. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the physical effects of climate change could have a long-term adverse impact on our business and results of operations.
In many countries, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers or our contract manufacturers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience transition risks such as increases in energy, production, transportation and raw material costs, capital expenditures or insurance premiums and
16 Kontoor Brands, Inc 2021 Form 10-K

deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
Our operations and earnings may be affected by legal, regulatory, political and economic risks.
Our ability to maintain the current level of operations in our existing markets and to capitalize on growth in existing and new markets is subject to legal, regulatory, political and economic risks. These include proximity to countries in turmoil, shifts in local societal/cultural climates, change in local perceptions of foreign operators and uncertainty ahead of elections or regime changes, the burdens of complying with U.S. and international laws and regulations, unexpected changes in regulatory requirements and the economic uncertainty associated with political developments. In addition, shocks to the economy of a country where we operate and/or critical residual shocks to the apparel/garment sector industry as a whole can have an outsize impact. Changes in regulatory, geopolitical policies or conditions and other factors may adversely affect our business or may require us to modify our current business practices. While enactment of any such change is not certain, if such changes were adopted, our costs could increase, which would reduce our earnings.
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

17 Kontoor Brands, Inc. 2021 Form 10-K

Our business is subject to national, state and local laws and regulations for environmental, consumer protection, employment, data protection, privacy, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by us or by independent suppliers who manufacture products for us could have a material adverse effect on our operations and cash flows, as well as on our reputation.
Our business is subject to comprehensive national, state and local laws and regulations on a wide range of environmental, consumer protection, employment, data protection, privacy, safety and other matters. We could be adversely affected by costs of compliance with or violations of those laws and regulations. In addition, while we do not control their business practices, we require third-party suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. The costs of products purchased by us from independent contractors could increase due to the costs of compliance by those contractors.
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
In accordance with Section 404 of the Sarbanes-Oxley Act, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in our annual reports, and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal controls annually. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC, the New York Stock Exchange (“NYSE”) or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position and results of operations could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, or suspension or delisting of our common stock from the NYSE, and could have a material adverse effect on our business, financial condition, prospects and results of operations.
We may be unable to protect, enforce or defend our trademarks and other intellectual property rights.
Our trademarks, trade names, patents and other intellectual property rights are important to our success and our competitive position. We are susceptible to others copying our products and infringing, misappropriating or otherwise violating our intellectual property rights, especially with the shift in product mix to higher-priced brands and innovative new products in recent years.
Actions we have taken to establish and protect our intellectual property rights may not be adequate to prevent copying of our products by others, or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, unilateral actions in the U.S. or other countries, including changes to or the repeal of laws recognizing trademark or other intellectual property rights, could have an impact on our ability to enforce those rights.
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
18 Kontoor Brands, Inc 2021 Form 10-K

any such claim, regardless of merit, and whether successful or unsuccessful, could be expensive and time-consuming and have a negative effect on our business, reputation, results of operations and financial condition.
FINANCIAL RISKS
Fluctuations in wage rates and the price, availability and quality of raw materials, including commodity costs and finished goods, could increase costs.
Fluctuations in the price, availability and quality of fabrics such as denim, including cottons, blends, synthetics and wools, or other raw materials used by us in our manufactured products, or of purchased finished goods, could have a material adverse effect on our cost of goods sold or our ability to meet our customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, the effects of the COVID-19 pandemic, crop yields, energy prices, weather patterns, freight rates and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. Inflation can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries, and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, we may not be able to offset cost increases with other cost reductions or efficiencies or pass higher costs on to our customers. This could have a material adverse effect on our results of operations, liquidity and financial condition.
Our business is exposed to the risks of foreign currency exchange rate fluctuations. Our hedging strategies may not be effective in mitigating those risks.
Approximately 25% of our total net revenues in 2021 are derived from markets outside the U.S. Our international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which our international businesses purchase products, incur costs or sell products. In addition, for our U.S.-based businesses, the majority of products are sourced from independent contractors or our manufacturing facilities located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of our licensing net revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
In accordance with our operating practices, we hedge a significant portion of our foreign currency transaction exposures arising in the ordinary course of business to reduce risks in our cash flows and earnings. Our hedging strategy may not be effective in reducing all risks, and no hedging strategy can completely insulate us from foreign exchange risk.
Further, our use of derivative financial instruments may expose us to counterparty risks. Although we only enter into hedging contracts with counterparties having investment grade credit ratings, it is possible that the credit quality of a counterparty could be downgraded or a counterparty could default on its obligations, which could have a material adverse impact on our financial condition, results of operations and cash flows.
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

19 Kontoor Brands, Inc. 2021 Form 10-K

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
We have debt obligations, including our senior notes, that could restrict our business and adversely impact our results of operations, financial condition or cash flows.
On November 18, 2021, we entered into an indenture (the “Indenture”) pursuant to which we issued and sold $400.0 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 4.125% per annum (the “Notes”) and concurrently entered into an amended and restated credit agreement (the “Amended Credit Agreement”), which provides for (i) a five-year $400.0 million term loan A facility (the “Amended Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Amended Revolving Credit Facility”) (collectively, the “Amended Credit Facilities”), with the lenders and agents party thereto. The Indenture and the Amended Credit Agreement contain a number of restrictive covenants customary for these types of financings that impose restrictions on us and may limit our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities that may arise, including restrictions on our ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets;
•incur liens on assets;
•enter into transactions with affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
If the Company fails to comply with any covenants or restrictions under the Indenture or the Amended Credit Agreement, it could result in an event of default under the applicable indebtedness, which may allow the creditors to accelerate the related debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders or noteholders accelerate the repayment of our borrowings, this could restrict our future business strategies and could adversely impact our future results of operations, financial condition or cash flows and we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations. We may also incur substantial additional indebtedness in the future.

20 Kontoor Brands, Inc 2021 Form 10-K

RISKS RELATING TO OUR COMMON STOCK
The price of our Common Stock has fluctuated significantly and may continue to fluctuate significantly.
The market price of our Common Stock has fluctuated significantly, and may continue to fluctuate significantly, due to a number of factors, many of which are beyond our control, including:
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

21 Kontoor Brands, Inc. 2021 Form 10-K

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
Our common stock is and will be subordinate to all of our existing and future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.
Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any class or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders.
We cannot assure shareholders that our Board of Directors will declare dividends or that we will repurchase shares in the foreseeable future.
While we currently return capital to shareholders through quarterly cash dividends, our Board of Directors may not declare dividends in the future or may decrease the amount of a dividend as compared to a prior period. In addition, our Board of Directors has implemented a share repurchase program. However, the declaration and amount of any future dividends and the limits of our share repurchase program will be determined and subject to authorization by our Board of Directors and the execution of share repurchases will be determined by management, and will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy and the terms of our outstanding indebtedness, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors and management, as applicable, deems relevant. We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends or to repurchase shares, including as a result of the risks described herein. Any failure to pay dividends or repurchase shares, or pay dividends or conduct share repurchases at expected levels, may negatively impact our reputation, investor confidence in us and negatively impact the price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
22 Kontoor Brands, Inc 2021 Form 10-K

ITEM 2. PROPERTIES.
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate ten manufacturing-related facilities and six distribution centers around the world. Our global headquarters are located in Greensboro, North Carolina, and house our various sales, marketing and corporate business functions.
The following table presents our principal properties as of January 1, 2022:

Location	Approximate Square Feet	Use	Owned or Leased
Greensboro, North Carolina	140,000	Global Headquarters	Owned
Greensboro, North Carolina	47,000	Office	Leased
Antwerp, Belgium	38,000	Office	Leased
Shanghai, China	16,000	Office	Leased
Mexico City, Mexico	13,000	Office	Leased
Hong Kong, China	44,000	Office/Sourcing Hub	Leased
Panama City, Panama	5,000	Sourcing Hub	Leased
Foshan, China	48,000	Technical Service Center	Leased
Greensboro, North Carolina	10,000	Innovation Center	Leased
Greensboro, North Carolina	173,000	Technical Service Center	Owned
Mocksville, North Carolina	503,000	Distribution Center	Owned
Hackleburg, Alabama	443,000	Distribution Center	Owned
Seminole, Oklahoma	394,000	Distribution Center	Owned
El Paso, Texas	385,000	Distribution Center	Leased
Luray, Virginia	435,000	Distribution Center	Owned
Mexico City, Mexico	162,000	Distribution Center	Leased
Acanceh, Mexico	306,000	Manufacturing Facility	Owned
Torreon, Mexico	304,000	Manufacturing Facility	Owned
Izamal, Mexico	93,000	Manufacturing Facility	Owned
Tekax, Mexico	92,000	Manufacturing Facility	Owned
LaRosita, Mexico	90,000	Manufacturing Facility	Owned
San Pedro, Mexico	88,000	Manufacturing Facility	Owned
San Antonio del Coyote, Mexico	88,000	Manufacturing Facility	Owned
Managua, Nicaragua	126,000	Manufacturing Facility	Leased
San Marcos, Nicaragua	115,000	Manufacturing Facility	Leased
Masatepe City, Nicaragua	108,000	Manufacturing Facility	Leased
As of January 1, 2022, we operated 80 retail stores across the Americas, EMEA and APAC regions. Retail stores are typically leased under operating leases and include renewal options.
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

23 Kontoor Brands, Inc. 2021 Form 10-K

PART II

ITEM 5. MARKET FOR KONTOOR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock
Kontoor’s Common Stock is listed on the NYSE under the symbol “KTB”. Kontoor began to trade as a standalone public company on May 23, 2019. As of February 25, 2022, there were 2,658 holders of record of our Common Stock.
Stock Performance Graph
The following graph compares the cumulative total shareholder return of Kontoor's Common Stock with that of the S&P 500 Index and the S&P 1500 Apparel Retail Index for the period from May 7, 2019 (the effective date of the registration of KTB Common Stock) to January 1, 2022. The graph assumes that $100.00 was invested on May 9, 2019 (first day of trading activity) in KTB stock or April 30, 2019 in index, and all dividends and other distributions were reinvested. Past performance is not necessarily indicative of future performance.

Comparison of 32 Month Cumulative Total Return of KTB Common Stock
S&P 500 Index and S&P 1500 Apparel Retail Index
Dollars
$180
$170
$160
$150
$140
$130
$120
$110
$100
5/9/2019
12/28/2019
1/2/2021
1/1/2022
Kontoor Brands, Inc.
S&P 500 Index
S&P 1500 Apparel Retail Index

Issuer Purchases of Equity Securities

Fourth quarter fiscal 2021	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Dollar value of shares that may yet be purchased under the program
October 3 - October 30	235,614	$50.62	235,614	$178,067,453
October 31 - November 27	347,245	58.85	347,245	157,633,127
November 28 - January 1	610,193	54.24	610,193	124,538,443
Total	1,193,052	$54.87	1,193,052
(1) The total number of shares repurchased excludes shares withheld upon the vesting of share-based awards.
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

ITEM 6. RESERVED.
Not applicable.
24 Kontoor Brands, Inc 2021 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This section should be read in conjunction with the Consolidated and Combined Financial Statements and related Notes included in Part IV of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended January 2, 2021, for discussion of the results of operations for the year ended January 2, 2021, compared to the year ended December 28, 2019.
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
The Company designs, produces, procures, markets and distributes apparel primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA") and Asia-Pacific ("APAC") regions, through department, specialty, company-operated, concession retail and independently operated partnership stores and online.
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2021, December 2020 and December 2019 correspond to the 52-week fiscal year ended January 1, 2022, the 53-week fiscal year ended January 2, 2021 and the 52-week fiscal year ended December 28, 2019, respectively.
Impact of COVID-19 and Other Recent Developments
The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company's operations. COVID-19 had a meaningful negative impact on our financial condition, cash flows and results of operations during 2020, as revenues declined and we reduced spending in light of COVID-19 uncertainty. Although we continued to experience disruption and volatility, our revenues nearly returned to pre-pandemic levels in 2021, reflecting the lesser impact of COVID-19 and the strength and resiliency of our customers and brands. Accordingly, our comparisons between 2021 and 2020 were significantly impacted by the lower revenues and expenses in 2020.
We continue to monitor safety protocols and health precautions as we operate our facilities. The Company’s offices are open where permitted by local restrictions and deemed appropriate by management, but many associates continue to work remotely. The Company’s manufacturing plants and distribution centers around the world are currently operating, and we have continued to experience retail store closures and reduced traffic in various countries during 2021. We continue to experience delays in product and raw material availability due largely to global supply chain disruptions, driven in part by port congestion and transportation delays. We are working with our customers to minimize any impact, and have incurred transitory costs, including air freight to expedite shipments to meet customer demand, primarily during the second half of 2021.
The ultimate economic impact of the pandemic remains fluid, and there continue to be periods of COVID-19 resurgence in various parts of the world. While we anticipate the potential for additional periods of disruption and volatility during 2022, we believe that we are appropriately positioned to successfully manage through any associated operational challenges resulting from a prolonged COVID-19 operating environment.
Basis of Presentation
The Company’s financial statements from May 23, 2019 were consolidated financial statements based on the reported results of Kontoor Brands, Inc. as a standalone company. The Company's financial statements through the Separation date of May 22, 2019 were combined financial statements prepared on a "carve-out" basis of accounting, which reflected the business as historically managed within VF. The balance sheet and cash flows included only those assets and liabilities directly related to the Jeanswear and VF Outlet businesses, and the statement of operations included the historically reported results of those businesses along with allocations of a portion of VF’s total corporate expenses. Refer to Note 1 to the Company's financial statements in this Form 10-K for additional information on the carve-out basis of accounting.

25 Kontoor Brands, Inc. 2021 Form 10-K

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
References to fiscal 2021 and 2020 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from fiscal 2020 and 2019, respectively, and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
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
We have continued to implement proactive strategic programs to improve quality-of-sales, including two key initiatives related to our business in India and our VF Outlet stores in the U.S. We decided in 2020 to transition our India business to a licensed model and completed this transition in 2021. Also during 2020, we performed a strategic review of the VF Outlet store fleet, and decided to exit certain VF Outlet stores, discontinue the sale of third party branded merchandise at all locations, and convert the remaining locations to Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores.
We have made significant investments to support the design and implementation of a global enterprise resource planning ("ERP") system and information technology infrastructure build-out. Following the implementation in the EMEA region during the third quarter of 2021, we have now implemented our ERP system in all regions and exited the last of our transition service agreements with VF.
At our Investor Day in 2021, we introduced our Horizon 2 multi-year strategic vision, "Catalyzing Growth" which outlined four growth catalysts: i) expansion of our core U.S. Wholesale business, ii) category extensions such as outdoor, tees and work, iii) geographic expansion of our Wrangler® and Lee® brand, most notably in China, and iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are sharply focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and the communities where we do business around the world. We continue to be focused on accelerating revenue generation, expanding margin and generating cash flow to fuel and sustain long-term performance and our competitive advantage around the world. The options in our capital allocation strategy are to (i) pay-down debt; (ii) provide for a superior dividend payout; (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.

26 Kontoor Brands, Inc 2021 Form 10-K

HIGHLIGHTS OF THE YEAR ENDED DECEMBER 2021
•Net revenues increased 18% to $2.5 billion compared to the year ended December 2020, driven by growth in all channels as discussed below. Net revenues in 2020 included an approximate 1% benefit due to sales attributable to a 53rd week.
•U.S. Wholesale revenues increased 19% compared to the year ended December 2020, primarily due to the less significant impact of COVID-19 compared with the prior year, new business growth and growth in our U.S. digital wholesale business. U.S. Wholesale revenues represented 69% of total revenues in the current year.
•Non-U.S. Wholesale revenues increased 35% compared to the year ended December 2020, driven by growth in our China and EMEA wholesale businesses and the less significant impact of COVID-19 compared with the prior year. Non-U.S. wholesale revenues included a 6% favorable impact from foreign currency and represented 20% of total revenues in the current year.
•Direct-to-Consumer revenues increased 12% on a global basis compared to the year ended December 2020, primarily due to growth in our owned e-commerce sites and the less significant impact of COVID-19 compared with the prior year, partially offset by lower retail sales in 2021 resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. Direct-to-Consumer revenues included a 2% favorable impact from foreign currency and represented 11% of total revenues in the current year.
•Gross margin increased 350 basis points to 44.7% compared to the year ended December 2020, primarily driven by leverage of fixed manufacturing costs on higher production, favorable customer, product and channel mix, benefits from product cost and lower provisions for inventory losses in 2021. These increases were partially offset by higher transitory costs, including air freight to expedite shipments to meet customer demand.
•Selling, general and administrative expenses as a percentage of revenues decreased to 33.3% compared to 35.3% for the year ended December 2020, primarily due to leverage of fixed costs on higher revenues, lower bad debt expense in 2021 and lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. These benefits were partially offset by increases in demand creation and digital spending, distribution costs and compensation expense. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty.
•Net income increased 188% to $195.4 million compared to the year ended December 2020, primarily due to the business results discussed above.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated and Combined Statements of Operations
The following table presents a summary of the changes in net revenues for the years ended December 2021 and December 2020:

(In millions)	2021 Compared to 2020	2020 Compared to 2019
Net revenues — prior year	$2,097.8	$2,548.8
Operations	349.9	(452.4)
Impact of foreign currency	28.2	1.4
Net revenues — current year	$2,475.9	$2,097.8
2021 Compared to 2020
Net revenues increased 18% due to growth in the Wrangler and Lee segments across all channels. This revenue increase was attributable to the less significant impact of COVID-19 compared with the prior year, growth in our U.S. and EMEA digital wholesale businesses, new business growth in the U.S. and growth in our owned e-commerce sites. These increases were partially offset by lower VF Outlet retail sales in the current period resulting from the discontinued sale of third-party branded merchandise and the exit of certain underperforming stores as well as the transition of our India business to a licensed model.
Additional details on 2021 and 2020 revenues are provided in the section titled “Information by Business Segment.”

27 Kontoor Brands, Inc. 2021 Form 10-K

The following table presents components of the Company's statements of operations as a percent of net revenues:

(Dollars in thousands)	2021	2020	2019
Net revenues	$2,475,916	$2,097,839	$2,548,839
Gross margin (net revenues less cost of goods sold)	$1,107,726	$863,689	$1,004,374
As a percentage of net revenues	44.7%	41.2%	39.4%
Selling, general and administrative expenses	$824,747	$739,855	$803,448
As a percentage of net revenues	33.3%	35.3%	31.5%
Non-cash impairment of intangible asset	$—	$—	$32,636
As a percentage of net revenues	—%	—%	1.3%
Operating income	$282,979	$123,834	$168,290
As a percentage of net revenues	11.4%	5.9%	6.6%
2021 Compared to 2020
Gross margin increased 350 basis points primarily driven by leverage of fixed manufacturing costs on higher production, favorable customer, product and channel mix, benefits from lower product cost and lower provisions for inventory losses in the current period. These increases were partially offset by higher transitory costs, including air freight to expedite shipments to meet customer demand.
Selling, general and administrative expenses as a percentage of net revenues decreased to 33.3% compared to 35.3% for the year ended December 2020, primarily due to leverage of fixed costs on higher revenues, lower bad debt expense in 2021 and lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. These benefits were partially offset by higher demand creation and digital spending, distribution costs and compensation expense. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty. During the years ended December 2021 and 2020, costs related to the Company's global ERP implementation and information technology infrastructure build-out were 3.0% and 3.8%, respectively, of total net revenues.
The effective income tax rate was 20.1% for the year ended December 2021 compared to 6.9% for the year ended December 2020. The 2021 effective income tax rate included a net discrete tax benefit of $0.3 million, primarily comprised of $1.9 million of tax benefit related to stock compensation, $1.3 million of tax expense related to changes in valuation allowances and $0.4 million of tax expense related to the finalization of U.S. federal and state tax return filings. The $0.3 million of net discrete tax benefit in 2021 decreased the effective income tax rate by 0.1% compared to a decrease of 16.8% for discrete items in 2020.
Without discrete items, the effective income tax rate for the year ended December 2021 decreased 3.5%, primarily due to changes in our jurisdictional mix of earnings. Our effective income tax rate for foreign operations was 10.4% and 12.5% for the years ended December 2021 and December 2020, respectively.
28 Kontoor Brands, Inc 2021 Form 10-K

Information by Business Segment
Management at each of the segments has direct control over and responsibility for corresponding net revenues and operating income, hereinafter termed "segment revenues" and "segment profit," respectively. Our management evaluates operating performance and makes investment and other decisions based on segment revenues and segment profit. Common costs for certain centralized functions are allocated to the segments as discussed in Note 3 to the Company's financial statements.
The following tables present a summary of the changes in segment revenues and segment profit for the years ended December 2021 and December 2020:
Segment Revenues

(In millions)	Wrangler	Lee	Total
Segment revenues — 2019	$1,518.1	$882.3	$2,400.4
Operations	(169.4)	(195.4)	(364.8)
Impact of foreign currency	0.7	0.7	1.4
Segment revenues — 2020	$1,349.4	$687.6	$2,037.0
Operations	217.6	179.7	397.3
Impact of foreign currency	8.2	19.8	28.0
Segment revenues — 2021	$1,575.2	$887.1	$2,462.3
Segment Profit

(In millions)	Wrangler	Lee	Total
Segment profit — 2019	$215.0	$68.2	$283.2
Operations	29.3	(31.5)	(2.2)
Impact of foreign currency	0.6	1.2	1.8
Segment profit — 2020	$244.9	$37.9	$282.8
Operations	48.8	85.7	134.5
Impact of foreign currency	0.5	4.7	5.2
Segment profit — 2021	$294.2	$128.3	$422.5

29 Kontoor Brands, Inc. 2021 Form 10-K

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Year Ended December			Percent Change

(Dollars in millions)	2021	2020	2019	2021	2020
Segment revenues	$1,575.2	$1,349.4	$1,518.1	16.7%	(11.1)%
Segment profit	$294.2	$244.9	$215.0	20.1%	13.9%
Operating margin	18.7%	18.1%	14.2%
2021 Compared to 2020
Global revenues for the Wrangler® brand increased 17%, driven by growth in all channels.
•Revenues in the Americas region increased 16%, primarily due to a 15% increase in the U.S. Wholesale channel, as well as growth in our owned e-commerce sites. Increases in the U.S. Wholesale channel were driven by the less significant impact of COVID-19 compared with the prior year, growth in the U.S. digital wholesale business and strength in our core U.S. wholesale and Western businesses and new product categories. These increases were partially offset by lower retail sales in the current year resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. Non-U.S. Americas wholesale revenues increased 31%, primarily due to the less significant impact of COVID-19 compared with the prior year and a 7% favorable impact from foreign currency.
•Revenues in the APAC region increased 15%, primarily due to growth in our owned e-commerce sites and a 3% favorable impact from foreign currency.
•Revenues in the EMEA region increased 27%, primarily due to the less significant impact of COVID-19 compared with the prior year, growth in the digital wholesale business and our owned e-commerce sites and a 5% favorable impact from foreign currency.
Operating margin increased to 18.7% compared to 18.1% for 2020, primarily due to favorable customer, product and channel mix, leverage of fixed costs on higher revenues, lower provisions for inventory losses in the current year and lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. These benefits were partially offset by transitory expenses in the current year, including air freight to expedite shipments to meet customer demand, as well as higher demand creation and digital spending, distribution costs and compensation expense. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty. During 2021 and 2020, operating margin was negatively impacted by 30 basis points and 60 basis points, respectively, due to restructuring and Separation costs.

30 Kontoor Brands, Inc 2021 Form 10-K

Lee

	Year Ended December			Percent Change

(Dollars in millions)	2021	2020	2019	2021	2020
Segment revenues	$887.1	$687.6	$882.3	29.0%	(22.1)%
Segment profit	$128.3	$37.9	$68.2	238.4%	(44.4)%
Operating margin	14.5%	5.5%	7.7%
2021 Compared to 2020
Global revenues for the Lee® brand increased 29%, driven by growth in all channels, as well as a 3% favorable impact from foreign currency.
•Revenues in the Americas region increased 25%, primarily due to a 32% increase in the U.S. wholesale channel, as well as growth in our owned e-commerce sites. Increases in the U.S. Wholesale channel were driven by the less significant impact of COVID-19 compared with the prior year, new business growth and growth in the U.S. digital wholesale business. These increases were partially offset by lower retail sales in the current year resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020. Non-U.S. Americas wholesale revenues increased 37%, primarily due to the less significant impact of COVID-19 compared with the prior year and a 6% favorable impact from foreign currency.
•Revenues in the APAC region increased 34%, primarily due to the less significant impact of COVID-19 compared with the prior year, growth in wholesale and direct-to-consumer revenues, including growth in our owned e-commerce sites, and an 8% favorable impact from foreign currency.
•Revenues in the EMEA region increased 39%, primarily due to the less significant impact of COVID-19 compared with the prior year, growth in wholesale and direct-to-consumer revenues, including growth in the digital wholesale business, and a 5% favorable impact from foreign currency.
Operating margin increased to 14.5% compared to 5.5% for 2020, primarily driven by favorable customer, product and channel mix, leverage of fixed costs on higher revenues, lower retail store expenses resulting from the exit of certain underperforming VF Outlet stores in the fourth quarter of 2020 and lower bad debt expense in 2021. These increases were partially offset by transitory expenses in the current year, including air freight to expedite shipments to meet customer demand, as well as higher demand creation and digital spending, distribution costs and compensation expense. Prior year comparisons were also affected by reduced spending in 2020 in light of COVID uncertainty. During 2021 and 2020, operating margin was negatively impacted by 30 basis points and 150 basis points, respectively, due to restructuring and Separation costs.
Other
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel. Other also included sales of third-party branded merchandise at VF Outlet stores through the first quarter of 2021. During 2020, the Company discontinued the sale of third-party branded merchandise in all VF Outlet stores, exited certain VF Outlet stores and converted all remaining locations to Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores. Prior to 2020, the Other category also included transactions with VF for pre-Separation activities, which included sales of VF-branded products at VF Outlet stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.

	Year Ended December			Percent Change

(Dollars in millions)	2021	2020	2019	2021	2020
Revenues	$13.6	$60.8	$148.5	(77.6)%	(59.0)%
Profit (loss)	$0.5	$(18.4)	$2.8	102.8%	(753.4)%
Operating margin	3.8%	(30.3)%	1.9%
2021 Compared to 2020
Other revenues decreased and operating margin increased primarily as a result of the Company's discontinued sales of third-party branded merchandise in VF Outlet stores.

31 Kontoor Brands, Inc. 2021 Form 10-K

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

	Year Ended December			Percent Change

(Dollars in millions)	2021	2020	2019	2021	2020
Total reportable segment profit	$422.5	$282.8	$283.2	49.4%	(0.1)%
Non-cash impairment of intangible asset (1)	—	—	(32.6)	0%	(100.0)%
Corporate and other expenses	(141.0)	(143.1)	(90.1)	(1.5)%	58.8%
Interest income from former parent, net	—	—	3.8	0%	(100.0)%
Interest expense	(38.9)	(50.0)	(35.8)	(22.2)%	39.7%
Interest income	1.5	1.6	3.9	(8.0)%	(59.0)%
Profit (loss) related to other revenues	0.5	(18.4)	2.8	102.8%	(753.4)%
Income before income taxes	$244.6	$72.9	$135.2	235.4%	(46.1)%
(1) Represents an impairment charge recorded during the third quarter of 2019 related to the Rock & Republic® trademark. See Note 7 to the Company's financial statements.
2021 Compared to 2020
Corporate and other expenses decreased $2.1 million, driven by the exit of our transition service agreements with our former parent in August 2021, offset by higher compensation expense and an increase in expenses related to the Company's global ERP implementation and information technology infrastructure build-out during 2021.
Interest expense decreased $11.1 million, primarily due to favorable interest rates and lower average borrowings under the Credit Facilities as compared to the prior year, partially offset by $6.6 million due to accelerated amortization of the original issue discount and debt issuance costs associated with refinancing and early repayments on our Credit Facilities.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. During 2021, the Company generated increased cash flows from operations and restructured its borrowing arrangements under more favorable terms, as discussed below. As we continue to normalize operations in a post-COVID environment and generate strong positive cash flows from operations, we believe that we will be able to support our short-term liquidity needs as well as any future liquidity and capital requirements through the combination of cash flows from operations, available cash balances and borrowing capacity from our amended revolving credit facility.
In May 2019, the Company entered into a $1.55 billion senior secured credit facility (the "Credit Agreement"). At inception, this facility consisted of a five-year $750.0 million term loan A facility (“Term Loan A”), a seven-year $300.0 million term loan B facility (“Term Loan B”) and a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto.
On November 18, 2021, the Company completed a refinancing pursuant to which it issued $400.0 million of unsecured senior notes bearing interest at a rate of 4.125% per annum (the “Notes”) and amended and restated its Credit Agreement (the “Amended Credit Agreement”). The net proceeds from the offering of the Notes, together with $7.6 million of cash on hand, were used to repay $265.0 million of the principal amount outstanding under Term Loan A, and all of the $133.0 million principal amount outstanding under Term Loan B. The Amended Credit Agreement provides for (i) a five-year $400.0 million term loan A facility (“Amended Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Amended Revolving Credit Facility”) (collectively, the “Amended Credit Facilities”) with the lenders and agents party thereto. The Amended Term Loan A is scheduled to be repaid in quarterly installments beginning in March 2023.

32 Kontoor Brands, Inc 2021 Form 10-K

These debt obligations could restrict our future business strategies and could adversely impact our future results of operations, financial conditions or cash flows. Refer to Note 10 to the Company's financial statements in this Form 10-K for additional information regarding the Company's Notes and credit facilities, including financial covenants and interest rates thereunder, and borrowing limits and availability as of December 2021.
As of December 2021, the Company was in compliance with all applicable financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions caused by COVID-19 significantly deteriorate for a prolonged period, this could impact the Company's operating results and cash flows and thus our ability to maintain compliance with the applicable financial covenants. As a result, the Company could be required to seek new amendments to the Amended Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Amended Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit. We expect to have availability under the Amended Revolving Credit Facility through its maturity in 2026.
On August 5, 2021, the Company announced that its Board of Directors approved a share repurchase program (the "Repurchase Program"). The Repurchase Program authorizes the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The timing and amount of repurchases are determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice. During the year ended December 2021, the Company repurchased 1.4 million shares of Common Stock for $75.5 million, including commissions, under the Repurchase Program.
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
The following table presents outstanding borrowings and available borrowing capacity under the Amended Revolving Credit Facility and our cash and cash equivalents balances as of December 2021:

(In millions)	December 2021
Outstanding borrowings under the Amended Revolving Credit Facility	$—
Available borrowing capacity under the Amended Revolving Credit Facility (1)	$486.9
Cash and cash equivalents	$185.3
(1) Available borrowing capacity under the Amended Revolving Credit Facility is net of $13.1 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
Refer to Note 10 to the Company's financial statements in this Form 10-K for additional information regarding the Company's Amended Credit Facilities, including financial covenants and interest rates thereunder as of December 2021.
At December 2021 and December 2020, the Company had $10.1 million and $35.9 million, respectively, of borrowing availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at December 2021, and $0.2 million at December 2020, which primarily consisted of letters of credit that are non-interest bearing to the Company. In addition, short-term borrowings at December 2021 and December 2020 included other debt of $0.2 million and $0.9 million, respectively.
During 2021, the Company paid $95.1 million of dividends to its shareholders. On February 22, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.46 per share of the Company's Common Stock. The cash dividend will be payable on March 18, 2022, to shareholders of record at the close of business on March 8, 2022.
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
We currently expect capital expenditures to range from $35.0 million to $40.0 million in 2022, primarily to support manufacturing, distribution and information technology.

33 Kontoor Brands, Inc. 2021 Form 10-K

The following table presents our cash flows during the periods:

(In millions)	Year Ended December

Cash provided (used) by:	2021	2020	2019
Operating activities	$283.9	$242.0	$777.8
Investing activities	$(39.4)	$(49.1)	$483.9
Financing activities	$(304.1)	$(57.7)	$(1,252.1)
Operating Activities
Cash provided by operating activities is dependent on the level of our net income, adjustments to net income and changes in working capital. During 2021, cash provided by operating activities increased $41.9 million as compared to 2020. The increase was primarily due to higher net income, partially offset by changes in working capital accounts as compared to the prior year period, primarily related to increases in inventory and accounts receivable.
Investing Activities
During 2021, cash used by investing activities decreased $9.7 million as compared to 2020, primarily due to declines in capitalized computer software and property, plant and equipment expenditures in 2021, partially offset by higher proceeds from sales of assets during 2020.
Financing Activities
During 2021, cash used by financing activities increased $246.4 million as compared to 2020. This increase was primarily due to our debt refinancing in 2021 where we repaid $523.0 million of term loans, partially offset by $400.0 million of proceeds from the issuance of the Notes. Additionally, we repurchased $75.5 million of Common Stock during 2021 and paid higher dividends in 2021 as a result of the Company suspending dividends during the second and third quarter of 2020.
Contractual Obligations
The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's estimated contractual obligations and other commercial commitments at December 2021, and the future periods in which such obligations are expected to be settled in cash are described below.
Contractual commitments on the Company's balance sheets include obligations to make principal payments on $800 million of long-term debt based on the defined terms of our debt agreements. Refer to Note 10 to the Company's financial statements in this Form 10-K for additional information. These debt agreements also require periodic interest payments on floating and fixed rate terms. Future estimated interest payments under these agreements, based on interest rates in effect as of December 2021 and the remaining terms of the debt arrangements, are $30.2 million, $30.1 million, $29.6 million, $29.0 million and $26.9 million for 2022 through 2026, respectively, and $49.5 million thereafter.
The Company has future payments related to "other liabilities" recorded in the balance sheets, which primarily represent long-term liabilities for deferred compensation and other employee-related benefits. Refer to Note 11 and Note 12 to the Company's financial statements in this Form 10-K for additional information.
The Company is obligated under noncancelable operating leases. Refer to Note 19 to the Company's financial statements in this Form 10-K for additional information related to future lease payments.
The Company has unrecorded commitments consisting of inventory obligations, minimum royalty payments and other obligations. Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending and (iii) advertising. Refer to Note 20 to the Company's financial statements in this Form 10-K for additional information.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
34 Kontoor Brands, Inc 2021 Form 10-K

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the Company's financial statements included in Part IV of this Annual Report on Form 10-K.
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, contingent assets and liabilities and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, we may retain outside specialists to assist in impairment testing of goodwill and intangible assets. Several of the estimates and assumptions we are required to make relate to future events and are therefore, inherently uncertain, especially as it relates to events outside of our control. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
We believe the following accounting policies involve the most significant management estimates, assumptions and judgments used in preparation of the financial statements or are the most sensitive to change from outside factors. The selection and application of the Company’s critical accounting policies and estimates are periodically discussed with the Audit Committee of the Board of Directors.
Testing of Long-Lived Assets, Including Intangible Assets and Goodwill for Impairment
Long Lived Assets — Property, Plant and Equipment and Operating Lease Assets
Description
Our policy is to review property, plant and equipment and operating lease assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We test for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent, by comparing the carrying value to the estimated undiscounted cash flows expected to be generated by the asset. If the forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, a fair value analysis must be performed, and an impairment charge is recorded if there is an excess of the asset’s carrying value over its estimated fair value.
Judgements and Uncertainties
When testing property, plant and equipment or operating lease assets for potential impairment, management uses the income-based discounted cash flow method using the estimated cash flows of the respective asset or asset group. We include assumptions about sales growth and operating margins, considered against our budgets, business plans and economic projections. Assumptions are also made for varying terminal growth rates for years beyond the forecast period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples.
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the methodology used to evaluate the impairment of property, plant and equipment operating lease assets during 2021. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments, useful lives of property, plant and equipment or term length of leases. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to potentially material impairments. As of December 2021, the effect of a hypothetical 10% change in the aforementioned key assumptions would not have a material effect on reported results.

35 Kontoor Brands, Inc. 2021 Form 10-K

Indefinite-Lived Intangible Assets and Goodwill
Description
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
Judgements and Uncertainties
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
Effect if Actual Results Differ From Assumptions
Management made its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that our conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and intangible asset impairment testing will prove to be accurate
36 Kontoor Brands, Inc 2021 Form 10-K

predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of net revenues and EBITDA. As of December 2021, the effect of a hypothetical 10% change in the aforementioned key assumptions would not have a material effect on reported results.
A future impairment charge for goodwill or intangible assets could have a material effect on our financial position and results of operations.
Income Taxes
Description
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
Judgements and Uncertainties
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
Effect if Actual Results Differ From Assumptions
Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. Income tax expense could be materially affected to the extent the Company prevails in a tax position or when the statute of limitations expires for a tax position for which a liability for unrecognized tax benefits or valuation allowances have been established, or to the extent the Company is required to pay amounts greater than the established liability for unrecognized tax benefits. The Company does not currently anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.
The Company has $27.8 million of gross deferred income tax assets related to operating loss carryforwards, and $19.9 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that the Company will not be able to generate sufficient taxable income to offset losses during the carryforward periods, the Company records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, the Company would record an adjustment to income tax expense in that future period.

Recently Issued and Adopted Accounting Standards
Refer to Note 1 to the Company's financial statements included elsewhere in this Annual Report on Form 10-K for discussion of recently issued and adopted accounting standards.

37 Kontoor Brands, Inc. 2021 Form 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to risks in the ordinary course of business. Management regularly assesses and manages exposures to these risks through operating and financing activities and, when appropriate, by taking advantage of natural hedges. Potential risks are discussed below.
Insured Risks
The Company is self-insured for a significant portion of its employee medical, workers’ compensation, property and general liability exposures, and purchases from highly-rated commercial carriers to cover other risks, including property, casualty and umbrella, and to establish stop-loss limits on self-insurance arrangements.
Cash and Cash Equivalents Risks
We had $185.3 million of cash and cash equivalents at the end of 2021. Management continually monitors the credit ratings of the financial institutions with whom we conduct business. Similarly, management monitors the credit quality of cash equivalents.
Deferred Compensation and Related Investment Security Risks
The Company sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Certain of the Company’s employees participate in this plan. The Company has purchased publicly traded mutual funds in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities. The increases and decreases in deferred compensation liabilities are offset by corresponding increases and decreases in the market value of these investments, resulting in an insignificant net exposure to operating results and financial position.
Interest Rate Risks
The Company's debt outstanding under the Amended Credit Facilities, as defined in Note 10 to the Company's financial statements, bears interest at variable interest rates plus applicable spreads. In addition, the funding fees charged by the financial institution for the trade accounts receivable sale program are based on underlying variable interest rates. The Company uses derivative financial instruments to mitigate some of these exposures to the volatility in interest rates. However, changes in interest rates would also affect interest income earned on our cash equivalents. Additionally, any changes in regulatory standards or industry practices, such as the transition away from the London Interbank Offered Rate ("LIBOR"), may result in higher reference interest rates for our variable-rate debt. Based on balances of outstanding debt, sold trade accounts receivable and cash equivalents as of December 2021, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $0.6 million.
Foreign Currency Exchange Rate Risks
We are a global enterprise subject to the risk of foreign currency fluctuations. Approximately 25% of our net revenues in 2021 were generated in international markets. Most of our foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where we have operations, there is a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Management hedges certain of the Company's foreign currency transactions and may hedge investments in certain foreign operations.
The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. The Company monitors net foreign currency market exposures and enters into derivative contracts with external counterparties to hedge certain foreign currency accounts payable and accounts receivable transactions.
The Company's practice is to buy or sell foreign currency exchange contracts that cover up to 80% of foreign currency exposures for periods of up to 20 months. Currently, the Company uses only foreign exchange forward contracts to hedge foreign currency exposures but may use options or collars in the future. This use of financial instruments allows management to reduce the overall exposure to risks from exchange rate fluctuations on our cash flows and earnings, since gains and losses on these contracts will offset losses and gains on the transactions being hedged.
For cash flow hedging contracts outstanding at December 2021, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of 2021, it would result in a change in fair value of those contracts of approximately $20.8 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
38 Kontoor Brands, Inc 2021 Form 10-K

Counterparty Risks
We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative hedging instruments. To manage this risk, we have established counterparty credit guidelines and only enter into derivative transactions with financial institutions that have ‘A minus/A3’ investment grade credit ratings or better. The Company monitors the credit rating of, and limits the amount hedged with, each counterparty. Additionally, management utilizes a portfolio of financial institutions to minimize exposure to potential counterparty defaults and adjusts positions as necessary.
Commodity Price Risks
We are exposed to market risks for the pricing of cotton, synthetics and other materials, which we typically purchase in a converted form such as fabric, including denim. To manage risks of commodity price changes, management negotiates prices in advance when possible. We have not historically managed commodity price exposures by using derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for information required by this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

39 Kontoor Brands, Inc. 2021 Form 10-K

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Company's management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 1, 2022, the Company's disclosure controls and procedures were effective to (1) ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports it files with or submits to the SEC within the required time periods specified in the Commission's rules and forms and (2) accumulate and communicate this information to management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding this disclosure.

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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2022. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of January 1, 2022.
The effectiveness of the Company's internal control over financial reporting as of January 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
40 Kontoor Brands, Inc 2021 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by Item 10 of this Part III is included under the captions “Proposal No. 1—Election of Directors,” “Executive Officers,” “Corporate Governance—Code of Conduct,” “Corporate Governance—Board Committees” and “Delinquent Section 16(a) Reports” (to the extent reported therein) in Kontoor’s 2022 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 1, 2022, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 of this Part III is included under the captions “Corporate Governance—Talent and Compensation Committee Interlocks and Insider Participation," "Director Compensation” and “Executive Compensation” in Kontoor’s 2022 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 1, 2022, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 of this Part III is included under the captions "Executive Compensation—2021 Equity Compensation Plan Information Table" and “Security Ownership of Certain Beneficial Owners and Management” in Kontoor’s 2022 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 1, 2022, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by Item 13 of this Part III is included under the captions "Corporate Governance—Related Person Transactions Policy" and "Corporate Governance—Director Independence" in Kontoor's 2022 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 1, 2022, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by Item 14 of this Part III is included under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in Kontoor’s 2022 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 1, 2022, which information is incorporated herein by reference.

41 Kontoor Brands, Inc. 2021 Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial statements:
2. Financial statement schedules:

PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	89
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
3. Exhibits:

2.1	Separation and Distribution Agreement dated May 22, 2019 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

3.1	Amended and Restated Articles of Incorporation of Kontoor Brands, Inc. effective as of May 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 20, 2019)

3.2	Amended and Restated Bylaws of Kontoor Brands, Inc. effective as of May 7, 2019 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 20, 2019)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2020)

4.2	Indenture, dated as of November 18, 2021 by and among Kontoor Brands, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.125% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on November 19, 2021)

10.1	Tax Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.2	Transition Services Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.3	VF Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.4	Kontoor Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.5	Employee Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.6	Credit Agreement dated May 17, 2019, among Kontoor Brands, Inc., Lee Wrangler International Sagl, the Borrowing Subsidiaries and the lenders and agents party thereto (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.7	Change in Control Agreement by and between Scott H. Baxter and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.8	Change in Control Agreement by and between Rustin Welton and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed with the SEC on May 23, 2019)

42 Kontoor Brands, Inc 2021 Form 10-K

10.9	Change in Control Agreement by and between Thomas E. Waldron and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.10	Change in Control Agreement by and between Christopher Waldeck and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.11	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.12+	Kontoor Brands, Inc. 2019 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.13+	Kontoor Brands Executive Deferred Savings Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.14+	Kontoor Brands Executive Deferred Savings Plan II (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.15+	Kontoor Brands 401(k) Savings Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 20, 2019)

10.16+	Form of Non-Qualified Stock Option Certificate (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.17+	Form of Non-Qualified Stock Option Certificate for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.18+	Form of Award Certificate for Performance-Based Restricted Stock Units (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.19+	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.20+	Form of Award Certificate for Restricted Stock Units (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.21+	Form of Award Certificate for Restricted Stock (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.22+	Kontoor Brands, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.23+	Kontoor Brands, Inc. Deferred Savings Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.24	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.25+	Kontoor Brands, Inc. Mid-Term Incentive Plan, a subplan under the Stock Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.26+	Form of Award Certificate for Restricted Stock Units (2019 Launch Form) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.27+	Form of Award Certificate for Performance-Based Restricted Stock Units (Converted Awards Form) (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.28+	Form of Award Certificate for Performance-Based Restricted Stock Units (2019 Launch Form) (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.29+	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 1 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.30+	Kontoor Brands 401(k) Savings Plan Amendment No. 1 (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.31+	Kontoor Brands 401(k) Savings Plan Amendment No. 2 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.32+	Kontoor Brands 401(k) Savings Plan Amendment No. 3 (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.33+	Kontoor Brands 401(k) Savings Plan Amendment No. 4 (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.34+	Kontoor Brands 401(k) Savings Plan Amendment No. 5 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.35+	Kontoor Brands 401(k) Savings Plan Amendment No. 6 (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

43 Kontoor Brands, Inc. 2021 Form 10-K

10.36+	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 2 (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.37	Amended and Restated Credit Agreement, dated as of November 18, 2021, by and among Kontoor Brands, Inc., the co-borrowers and guarantors party thereto, and the lenders and agents from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on November 19, 2021).

10.38+	Kontoor Brands 401(k) Savings Plan Amendment No. 7 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2021)

10.39
Extension, dated November 12, 2020, of the Transition Services Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2021)

10.40+	Kontoor Brands, Inc. Mid-Term Incentive Plan, a subplan under the Stock Compensation Plan, as Amended and Restated effective December 16, 2021*

10.41+	Form of Award Certificate for Restricted Stock Units (Standard Form)*

10.42+	Form of Award Certificate for Performance-Based Restricted Stock Units (Standard Form)*

21*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature pages of this Form 10-K)

31.1*	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY.
None.
44 Kontoor Brands, Inc 2021 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONTOOR BRANDS, INC.

March 2, 2022	By:	/s/ Scott H. Baxter
Scott H. Baxter President, Chief Executive Officer and Chair of the Board (Principal Executive Officer)
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Scott H. Baxter and Rustin Welton, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 2, 2022:

Signature	Capacity

/s/ Scott H. Baxter	President, Chief Executive Officer and Chair of the Board
Scott H. Baxter	(Principal Executive Officer)

/s/ Rustin Welton	Executive Vice President and Chief Financial Officer
Rustin Welton	(Principal Financial Officer)

/s/ Denise Sumner	Vice President and Chief Accounting Officer
Denise Sumner	(Principal Accounting Officer)

/s/ Robert K. Shearer	Director
Robert K. Shearer

/s/ Kathleen S. Barclay	Director
Kathleen S. Barclay

/s/ Robert M. Lynch	Director
Robert M. Lynch

/s/ Ashley D. Goldsmith	Director
Ashley D. Goldsmith

/s/ Shelley Stewart, Jr.	Director
Shelley Stewart, Jr.

/s/ Mark L. Schiller	Director
Mark L. Schiller

45 Kontoor Brands, Inc. 2021 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kontoor Brands, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying balance sheets of Kontoor Brands, Inc. and its subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, and the related statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended January 1, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 1, 2022 listed in the index appearing under Item 15(a)(2) (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Kontoor Brands, Inc. 2021 Form 10-K 46

critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Deferred Income Taxes
As described in Notes 1 and 17 to the financial statements, the Company has net deferred income tax assets of $69.3 million, including a valuation allowance of $21.8 million, as of January 1, 2022. Deferred income tax assets and liabilities reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and net operating losses are recorded utilizing tax rates currently enacted for the years in which the differences are expected to be settled or realized. Management periodically assesses the realizability of deferred income tax assets and the adequacy of deferred income tax liabilities, including the results of local, state, federal or foreign statutory tax audits and changes in estimates and judgments used. As disclosed by management, the Company is subject to income taxes and files income tax returns in over 50 U.S. and foreign jurisdictions each year.
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
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 2, 2022
We have served as the Company’s auditor since 2018.

Kontoor Brands, Inc. 2021 Form 10-K 47

KONTOOR BRANDS, INC.
Consolidated Balance Sheets

(In thousands, except share amounts)	December 2021	December 2020
ASSETS
Current assets
Cash and cash equivalents	$185,322	$248,138
Accounts receivable, net	289,800	231,397
Inventories	362,957	340,732
Prepaid expenses and other current assets	72,579	81,413
Total current assets	910,658	901,680
Property, plant and equipment, net	105,155	118,897
Operating lease assets	54,950	60,443
Intangible assets, net	14,638	15,991
Goodwill	212,213	213,392
Deferred income tax assets	74,876	85,221
Other assets	160,534	150,192
TOTAL ASSETS	$1,533,024	$1,545,816
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$249	$1,114
Current portion of long-term debt	—	25,000
Accounts payable	214,204	167,240
Accrued liabilities	217,164	192,952
Operating lease liabilities, current	24,195	27,329
Total current liabilities	455,812	413,635
Operating lease liabilities, noncurrent	32,993	39,806
Deferred income tax liabilities	5,572	4,436
Other liabilities	99,192	115,341
Long-term debt	791,317	887,957
Commitments and contingencies
Total liabilities	1,384,886	1,461,175
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at December 2021 and 2020	—	—
Common Stock, no par value; shares authorized, 600,000,000; outstanding shares of 56,381,466 at December 2021 and 57,254,611 at December 2020	—	—
Additional paid-in capital	218,259	172,297
Retained earnings	22,635	7,151
Accumulated other comprehensive loss	(92,756)	(94,807)
Total equity	148,138	84,641
TOTAL LIABILITIES AND EQUITY	$1,533,024	$1,545,816
See accompanying notes to consolidated and combined financial statements.
Kontoor Brands, Inc. 2021 Form 10-K 48

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Operations

	Year Ended December

(In thousands, except per share amounts)	2021	2020	2019
Net revenues	$2,475,916	$2,097,839	$2,548,839
Costs and operating expenses
Cost of goods sold	1,368,190	1,234,150	1,544,465
Selling, general and administrative expenses	824,747	739,855	803,448
Non-cash impairment of intangible asset	—	—	32,636
Total costs and operating expenses	2,192,937	1,974,005	2,380,549
Operating income	282,979	123,834	168,290
Interest income from former parent, net	—	—	3,762
Interest expense	(38,900)	(49,992)	(35,787)
Interest income	1,480	1,608	3,931
Other expense, net	(959)	(2,514)	(5,002)
Income before income taxes	244,600	72,936	135,194
Income taxes	49,177	5,013	38,540
Net income	$195,423	$67,923	$96,654
Earnings per common share
Basic	$3.40	$1.19	$1.71
Diluted	$3.31	$1.17	$1.69
Weighted average shares outstanding
Basic	57,394	56,994	56,688
Diluted	59,086	57,858	57,209
See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2021 Form 10-K 49

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Comprehensive Income

	Year Ended December

(In thousands)	2021	2020	2019
Net income	$195,423	$67,923	$96,654
Other comprehensive income (loss)
Net change in foreign currency translation	(12,947)	3,940	3,167
Net change in defined benefit pension plans	(288)	412	(1,243)
Net change in derivative financial instruments	15,286	(19,461)	(4,924)
Total other comprehensive income (loss), net of related taxes	2,051	(15,109)	(3,000)
Comprehensive income	$197,474	$52,814	$93,654
See accompanying notes to consolidated and combined financial statements.
Kontoor Brands, Inc. 2021 Form 10-K 50

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Cash Flows

	Year Ended December

(In thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$195,423	$67,923	$96,654
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,599	34,491	30,760
Stock-based compensation	38,516	15,948	23,844
Provision for doubtful accounts	330	18,338	5,988
Deferred income taxes	3,637	2,706	(4,174)
Non-cash impairment of intangible asset	—	—	32,636
Other	9,087	(1,131)	2,442
Changes in operating assets and liabilities:
Accounts receivable	(60,957)	(17,647)	24,971
Inventories	(24,928)	119,276	9,682
Due from former parent	—	—	548,301
Accounts payable	47,662	17,375	31,923
Income taxes	15,987	(3,390)	4,033
Accrued liabilities	18,859	(4,178)	23,273
Due to former parent	—	—	(16,065)
Other assets and liabilities	3,647	(7,741)	(36,480)
Cash provided by operating activities	283,862	241,970	777,788
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(10,551)	(18,182)	(22,679)
Capitalized computer software	(26,322)	(44,207)	(14,807)
Collection of notes receivable from former parent	—	—	517,940
Proceeds from sales of assets	669	18,155	4,955
Other	(3,167)	(4,833)	(1,462)
Cash (used) provided by investing activities	(39,371)	(49,067)	483,947
FINANCING ACTIVITIES
Borrowings under revolving credit facility	—	512,500	65,000
Repayments under revolving credit facility	—	(512,500)	(65,000)
Proceeds from issuance of senior notes	400,000	—	—
Proceeds from issuance of term loans	—	—	1,050,000
Payment of deferred financing costs	(8,010)	(4,346)	(12,993)
Repayments of term loans	(523,000)	—	(127,000)
Repayment of notes payable to former parent	—	—	(269,112)
Net transfers to former parent	—	—	(1,814,682)
Repurchases of Common Stock	(75,462)	—	—
Dividends paid	(95,081)	(54,768)	(63,555)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	(1,951)	1,389	1,035
Other	(562)	38	(15,787)
Cash used by financing activities	(304,066)	(57,687)	(1,252,094)
Effect of foreign currency rate changes on cash and cash equivalents	(3,241)	6,114	391
Net change in cash and cash equivalents	(62,816)	141,330	10,032
Cash and cash equivalents - beginning of period	248,138	106,808	96,776
Cash and cash equivalents - end of period	$185,322	$248,138	$106,808

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$27,074	$47,069	$29,407
Income taxes paid	32,607	15,626	28,886
Change in accrual for property, plant and equipment	(336)	(4,623)	4,854
Change in accrual for capitalized computer software	(2,669)	(889)	5,352
See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2021 Form 10-K 51

KONTOOR BRANDS, INC.
Consolidated and Combined Statements of Equity

	Common Stock		Additional Paid-in Capital	Former Parent Investment	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	Amounts
Balance, December 2018	—	$—	$—	$1,868,634	$—	$(145,182)	$1,723,452
Adoption of new accounting standard (ASU 2016-02)	—	—	—	(2,713)	—	—	(2,713)
Net income	—	—	—	32,164	64,490	—	96,654
Stock-based compensation, net	164	—	17,931	—	(2,653)	—	15,278
Other comprehensive loss	—	—	—	—	—	(3,000)	(3,000)
Net transfers to former parent	—	—	—	(1,765,343)	—	68,484	(1,696,859)
Transfer of former parent investment to additional paid-in capital	—	—	132,742	(132,742)	—	—	—
Issuance of Common Stock	56,648	—	—	—	—	—	—
Dividends on Common Stock ($1.12 per share)	—	—	—	—	(63,555)	—	(63,555)
Balance, December 2019	56,812	$—	$150,673	$—	$(1,718)	$(79,698)	$69,257
Net income	—	—	—	—	67,923	—	67,923
Stock-based compensation, net	443	—	21,624	—	(4,286)	—	17,338
Other comprehensive loss	—	—	—	—	—	(15,109)	(15,109)
Dividends on Common Stock ($0.96 per share)	—	—	—	—	(54,768)	—	(54,768)
Balance, December 2020	57,255	$—	$172,297	$—	$7,151	$(94,807)	$84,641
Net income	—	—	—	—	195,423	—	195,423
Stock-based compensation, net	504	—	45,962	—	(9,396)	—	36,566
Other comprehensive income	—	—	—	—	—	2,051	2,051
Dividends on Common Stock ($1.66 per share)	—	—	—	—	(95,081)	—	(95,081)
Repurchases of Common Stock	(1,378)	—	—	—	(75,462)	—	(75,462)
Balance, December 2021	56,381	$—	$218,259	$—	$22,635	$(92,756)	$148,138
See accompanying notes to consolidated and combined financial statements.

Kontoor Brands, Inc. 2021 Form 10-K 52

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:

Kontoor Brands, Inc. 2021 Form 10-K 53

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
The Company designs, produces, procures, markets and distributes apparel primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA") and Asia-Pacific ("APAC") regions, through department, specialty, company-operated, concession retail and independently operated partnership stores and online.
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2021, December 2020 and December 2019 correspond to the 52-week fiscal year ended January 1, 2022, the 53-week fiscal year ended January 2, 2021 and the 52-week fiscal year ended December 28, 2019, respectively.
Impact of COVID-19 and Other Recent Developments
The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company's operations. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing these annual financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 10 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of COVID-19. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
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
Basis of Presentation - Carve Out Accounting
Through the Separation date in 2019, the Company's combined financial statements were prepared on a carve-out basis under GAAP, which reflected the historical financial position, results of operations and cash flows of the Company for the period presented, through the Separation date, as historically managed within VF. The combined financial statements were derived from the consolidated financial statements and accounting records of VF.
The combined statement of operations included costs for certain centralized functions and programs provided and administered by VF that were charged directly to the Company. These centralized functions and programs included, but were not limited to, information technology, human resources, accounting shared services, supply chain, insurance and related benefits associated with those functions. These historical allocations were included in the measurement of segment profit for the period through the Separation date as presented in Note 3 to the Company's financial statements.
In addition, for purposes of preparing these combined financial statements on a carve-out basis, a portion of VF's total corporate expenses were allocated to the Company. These expense allocations included the cost of corporate functions and resources provided by or administered by VF including, but not limited to, executive management, finance, accounting, legal, human resources and related benefit costs associated with such functions, such as stock-based compensation and pension. Allocations also included the cost of operating VF's corporate headquarters located in Greensboro, North Carolina. These additional allocations were reported as "corporate and other expenses" for the period through the Separation date as presented in Note 3 to the Company's financial statements.

Kontoor Brands, Inc. 2021 Form 10-K 54

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
All intracompany transactions were eliminated. All transactions between the Company and VF were included in the combined financial statements. For those transactions between the Company and VF that were historically settled in cash, the Company reflected such balances in the balance sheet within "due from former parent" or "due to former parent." All amounts due to and from former parent were settled in connection with the Separation. The accumulated net earnings after taxes and the net effect of transactions with and allocations from VF that were not historically settled in cash represented VF's historical investment in the Company and were reflected in the balance sheet within "former parent investment" and in the statement of cash flows within "net transfers to former parent." Subsequent to the Separation, the Company continued to service commercial arrangements with VF, which included sales of VF-branded products at VF Outlet stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018. None of these arrangements with VF continued after 2019.
Income Taxes — Prior to the Separation, the Company's operations were included in VF’s U.S. federal consolidated and certain state income tax returns and certain foreign tax returns. For the period prior to the Separation, the income tax expense and deferred tax balances presented in the financial statements were calculated on a carve-out basis, which applied accounting guidance as if the Company filed its own tax returns in each jurisdiction and included tax losses and tax credits that may not reflect tax positions taken by VF. Certain tax attributes reported by the Company on a carve-out basis were not transferred to the Company as part of the Separation. These attributes primarily related to losses in certain Central America and South America jurisdictions.
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
Certain transactions are denominated in a currency other than the functional currency of a particular subsidiary, and typically result in receivables or payables that are denominated in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transactions. As discussed in Note 14 to the Company's financial statements, the Company enters into contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction losses and gains reported in the statements of operations, net of the related hedging gains and losses, were a loss of $3.1 million in 2021 and gains of $6.0 million and $5.6 million in 2020 and 2019, respectively.
Cash and Cash Equivalents
Cash and cash equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $113.7 million and $170.7 million at December 2021 and 2020, respectively, consist of money market funds and short-term time deposits.
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

Kontoor Brands, Inc. 2021 Form 10-K 55

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
During 2021, the Company capitalized $23.5 million related to the Company's global enterprise resource planning (“ERP”) system implementation and information technology infrastructure build-out, of which $23.2 million is reflected in "other assets" and $0.3 million is reflected in "property, plant and equipment, net" at December 2021. During 2020, the Company capitalized $43.5 million related to the Company's global ERP implementation and information technology infrastructure build-out, of which $42.9 million is reflected in "other assets" and $0.6 million is reflected in "property, plant and equipment, net" at December 2020.
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
Impairment of Long-lived Assets
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
For all reporting units, we elected to perform a qualitative impairment assessment to determine whether it is more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. We considered relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in
Kontoor Brands, Inc. 2021 Form 10-K 56

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
which the reporting unit and indefinite-lived trademark operates, (v) macroeconomic conditions, including discount rate changes and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. We did not record any impairment charges in 2021, 2020 or 2019 based on the results of our annual impairment testing.
Leases and Rent Expense
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2031. Leases for real estate typically have initial terms ranging from one to ten years, generally with renewal options. Leases for vehicles and equipment typically have initial terms ranging from one to seven years.
The Company determines whether an arrangement is a lease at inception. Upon adoption of Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)," in 2019, the Company elected to combine lease and non-lease components as a single component for all asset classes. For leases with a term of 12 months or less, the Company elected not to recognize a right-of-use asset and related lease liability.
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
The Company measures right-of-use operating lease assets and related operating lease liabilities based on the present value of remaining lease payments, including in-substance fixed payments, the current payment amount when payments depend on an index or rate (e.g., inflation adjustments, market renewals) and the amount the Company believes is probable to be paid to the lessor under residual value guarantees, when applicable. As applicable borrowing rates are not typically implied within our lease arrangements, the Company discounts lease payments based on its estimated incremental borrowing rate at lease commencement, or modification, which is based on the Company’s estimated credit rating, the lease term at commencement or modification and the contract currency of the lease arrangement.
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has i) an obligation to pay for, ii) physical possession of, iii) legal title to, iv) risks and rewards of ownership of and v) accepted the goods or services. Revenue recognition within the wholesale channels occurs either upon shipment or delivery of goods based on contractual terms with the customer. Revenue recognition in the direct-to-consumer channels typically occurs at the point of sale for Company-operated or concession retail stores and either upon shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers, the Company’s promise to the customer is a performance obligation to provide the specified goods and the Company has discretion in establishing pricing. For each of these arrangements, the Company is the principal and revenue is recognized on a gross basis at the transaction price.
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
The amount of revenue recognized reflects the expected consideration to be received for providing the goods or services to the customer, net of estimates for variable consideration which includes allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. The Company utilizes the expected value method in determining its estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends and current economic conditions. Estimates for variable consideration are recorded as "accrued liabilities" in the Company's balance sheets.

Kontoor Brands, Inc. 2021 Form 10-K 57

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
Prior to 2021, our company-operated outlet stores in the U.S. maintained customer loyalty programs where customers earned rewards from qualifying purchases, which were redeemable for discounts on future purchases or other rewards. Under the program, the Company estimated the standalone selling price of the loyalty rewards and allocated a portion of the consideration for the sale of products to the loyalty points earned. The deferred amount was recorded as a contract liability, and recognized as revenue when the points were redeemed or when the likelihood of redemption was remote. As of December 2020, this program was discontinued with no remaining contract liability.
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
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guarantees for sales-based royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees’ sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees and collection is probable. As of December 2021, the Company has contractual rights under its licensing agreements to receive $24.0 million of fixed consideration related to the future minimum guarantees through December 2027. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption. Royalty income was included within "net revenues" in the Company's statements of operations and was $26.6 million, $18.7 million and $32.1 million in 2021, 2020 and 2019, respectively.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, marketing and advertising, company-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing, restructuring and administration. Advertising costs are expensed as incurred and totaled $142.0 million in 2021, $98.8 million in 2020 and $119.3 million in 2019. Advertising costs include cooperative advertising payments made to the Company's customers as reimbursement for their costs of advertising the Company’s products, and totaled $3.3 million in 2021, $4.6 million in 2020 and $5.9 million in 2019. Shipping and handling costs for delivery of products to customers totaled $84.4 million in 2021, $56.2 million in 2020 and $66.1 million in 2019. Expenses related to royalty income were $0.2 million in 2021, $0.3 million in 2020 and $1.8 million in 2019.
Derivative Financial Instruments
Derivative financial instruments are measured at fair value in the Company's balance sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of derivative instruments (i.e., gains and losses) depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
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
Kontoor Brands, Inc. 2021 Form 10-K 58

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Cash Flow Hedges — The Company uses foreign currency exchange contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, intercompany service fees and royalties. The Company uses interest rate swap agreements to partially hedge the interest rate risk associated with the volatility of monthly London Interbank Offered Rate ("LIBOR") movements.
Derivative Contracts Not Designated as Hedges — The Company uses contracts that are not designated as hedges and are recorded at fair value in the Company's balance sheets to manage foreign currency exchange risk on certain accounts receivable and accounts payable. Gains or losses on the balance sheet contracts largely offset the net transaction gains or losses on the related assets and liabilities. In addition, a limited number of cash flow hedges are deemed ineffective and de-designated. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings.
The counterparties to our derivative contracts are financial institutions with investment grade credit ratings, but this does not eliminate the Company's exposure to credit risk with these institutions. To manage its credit risk, the Company monitors the credit risks of its counterparties, limits its exposure in the aggregate and to any single counterparty, and adjusts its hedging positions as appropriate. The impact of the Company's credit risk and the credit risk of its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the derivative contracts. Credit risk has not had a significant effect on the fair value of our derivative contracts. The counterparties to our derivative contracts are also lenders under our credit facility. These derivative contracts are secured by the same collateral that secures our credit facility.
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
Income Taxes
Income taxes are provided on pre-tax income for financial reporting purposes. "Deferred income tax assets" and "deferred income tax liabilities", as presented in the Company's balance sheets, reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and net operating losses are recorded utilizing tax rates currently enacted for the years in which the differences are expected to be settled or realized. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits and changes in estimates and judgments used. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. Accrued income taxes as presented in the Company's balance sheets include unrecognized income tax benefits along with related interest and penalties, appropriately classified as current or noncurrent. All deferred tax assets and liabilities are classified as noncurrent in the Company's balance sheets. The provision for income taxes as presented in the Company's statements of income also includes estimated interest and penalties related to uncertain tax positions.
Concentration of Risks
The Company markets products to a broad customer base throughout the world. Products are sold at a range of price points through our wholesale and direct-to-consumer channels. The Company’s largest customer, a U.S.-based retailer, accounted for 34% of 2021 net revenues, and the top ten customers accounted for 61% of 2021 net revenues. Sales are typically made on an unsecured basis under customary terms that vary by product, channel of distribution or geographic region. The Company continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The Company is not aware of any issues with respect to relationships with any of its top customers.
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

Kontoor Brands, Inc. 2021 Form 10-K 59

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Reclassifications
Certain prior year amounts in the Company's financial statements and related disclosures have been reclassified to conform with the current year presentation.
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which amends and simplifies the accounting for income taxes by removing certain exceptions and providing new guidance to reduce complexity in certain aspects of the current guidance. This guidance was adopted by the Company during the first quarter of 2021 and did not impact the Company’s financial statements or related disclosures.
Recently Issued Accounting Standard
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which is intended to provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the LIBOR rate and other interbank offered rates to alternative reference rates. This guidance was effective upon issuance and the Company may adopt the guidance and apply it prospectively to contract modifications made or relationships entered into or evaluated any time from the issuance date through December 31, 2022. The Company will continue to evaluate the impact that adoption of this guidance would have on its financial statements and related disclosures, most notably the Company's credit facilities and interest rate swap agreements, which is not expected to be significant.

NOTE 2 — REVENUES
The Company recognizes revenue when performance obligations under the terms of the contract with the customer are satisfied based on the transfer of control or promised goods or services.
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
As of December 2021, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the year ended December 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.
Contract Balances
Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less estimated allowances.
Contract assets are rights to consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. Once the Company has an unconditional right to consideration under a contract, amounts are invoiced and contract assets are reclassified to "accounts receivable" within the Company's balance sheets. The Company's primary contract assets relate to sales-based royalty arrangements.
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer.
Kontoor Brands, Inc. 2021 Form 10-K 60

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	December 2021	December 2020
Accounts receivable, net	$289,800	$231,397
Contract assets (a)	$3,093	$5,769
Contract liabilities (b)	$2,258	$787
(a)Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b)Included within "accrued liabilities" in the Company's balance sheets.
For the year ended December 2021, revenue recognized that was included in contract liabilities as of December 2020 was not significant. For the year ended December 2020, revenue of $1.5 million was recognized that was included in contract liabilities as of December 2019.
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region where the licensee sells the product. Direct-to-Consumer revenues include the distribution of our products via Wrangler® and Lee® branded full-price stores and company-operated outlet stores, digital sales at www.wrangler.com and www.lee.com and international concession retail locations.
The Other channel primarily included sales of third-party branded merchandise at VF Outlet stores through the first quarter of 2021. During 2020, the Company decided to discontinue the sale of third-party branded merchandise in all VF Outlet stores, exit certain VF Outlet stores and converted all remaining locations to Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores. Sales of Wrangler® and Lee® branded products in our retail stores are not included in Other and are reported in the Direct-to-Consumer channel discussed above. Prior to 2020, the Other category also included transactions with VF for pre-Separation activities. These transactions included sales of VF-branded products at VF Outlet stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.

	Year Ended December 2021

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,269,718	$420,720	$9,979	$1,700,417
Non-U.S. Wholesale	186,355	301,332	2,854	490,541
Direct-to-Consumer	119,158	165,000	21	284,179
Other	—	—	779	779
Total	$1,575,231	$887,052	$13,633	$2,475,916

Geographic revenues
U.S.	$1,370,916	$487,214	$10,779	$1,868,909
International	204,315	399,838	2,854	607,007
Total	$1,575,231	$887,052	$13,633	$2,475,916

Kontoor Brands, Inc. 2021 Form 10-K 61

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
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel. Other also included sales of third-party branded merchandise at VF Outlet stores through the first quarter of 2021. During 2020, the Company discontinued the sale of third-party branded merchandise in all VF Outlet stores, exited certain VF Outlet stores and converted all remaining locations to Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores. Prior to 2020, the Other category also included transactions with VF for pre-Separation activities, which included sales of VF-branded products at VF Outlet stores, as well as sales to VF for products manufactured in our plants, use of our transportation fleet and fulfillment of a transition services agreement related to VF’s sale of its Nautica® brand business in mid-2018.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those included in Note 1 to the Company's financial statements, except as noted below.
After the Separation, as a standalone public company, the Company has allocated costs for certain centralized functions and programs to the Wrangler® and Lee® segments based on appropriate metrics such as usage or production of net revenues. These
Kontoor Brands, Inc. 2021 Form 10-K 62

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
centralized functions and programs include, but are not limited to, information technology, human resources, supply chain, insurance and related benefit costs associated with those functions. Refer to Note 1 to the Company's financial statements for information on the allocation process applied to prepare the financial statements on a carve-out basis of accounting through the Separation date in 2019.
Corporate and other expenses, intangible asset impairment charges, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Year Ended December

(In thousands)	2021	2020	2019
Segment revenues:
Wrangler	$1,575,231	$1,349,414	$1,518,112
Lee	887,052	687,620	882,276
Total reportable segment revenues	2,462,283	2,037,034	2,400,388
Other revenues	13,633	60,805	148,451
Total net revenues	$2,475,916	$2,097,839	$2,548,839
Segment profit:
Wrangler	$294,153	$244,892	$215,008
Lee	128,305	37,912	68,214
Total reportable segment profit	$422,458	$282,804	$283,222
Non-cash impairment of intangible asset (1)	—	—	(32,636)
Corporate and other expenses	(140,960)	(143,065)	(90,117)
Interest income from former parent, net	—	—	3,762
Interest expense	(38,900)	(49,992)	(35,787)
Interest income	1,480	1,608	3,931
Profit (loss) related to other revenues	522	(18,419)	2,819
Income before income taxes	$244,600	$72,936	$135,194
(1) Represents an impairment charge recorded during the third quarter of 2019 related to the Rock & Republic® trademark. See Note 7 to the Company's financial statements.
For internal management purposes, segment assets are those used directly in or resulting from the operations of each business, which are accounts receivable and inventories. Segment assets included in the "Other" category represent balances related to other brands and corporate activities, as well as the VF Outlet business in 2020 and 2019, and are provided for purposes of reconciliation as the "Other" category is not considered a reportable segment. Total expenditures for long-lived assets are not disclosed as this information is not regularly provided to the chief operating decision maker at the segment level.

Kontoor Brands, Inc. 2021 Form 10-K 63

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents assets for the Company's reportable segments and a reconciliation to total asset balances:

(In thousands)	December 2021	December 2020
Segment assets:
Wrangler	$394,709	$320,087
Lee	247,573	221,217
Total reportable segment assets	642,282	541,304
Other accounts receivable and inventories	10,475	30,825
Total accounts receivable and inventories	$652,757	$572,129
Cash and cash equivalents	185,322	248,138
Prepaid expenses and other current assets	72,579	81,413
Property, plant and equipment, net	105,155	118,897
Operating lease assets	54,950	60,443
Goodwill and intangible assets	226,851	229,383
Deferred income tax assets	74,876	85,221
Other assets	160,534	150,192
Total assets	$1,533,024	$1,545,816
The following table presents supplemental information of net revenues by geographic area based on the location of the customer:

	Year Ended December

(In thousands)	2021	2020	2019
Revenues:
U.S.	$1,868,909	$1,642,152	$1,909,947
International	607,007	455,687	638,892
Total	$2,475,916	$2,097,839	$2,548,839
One customer accounted for 34%, 38% and 34% of the Company's total net revenues in 2021, 2020 and 2019, respectively. Sales to this customer are included in both the Wrangler® and Lee® reportable segments.
The following table presents "property, plant and equipment, net" recorded in the Company's balance sheets by geographic area based on physical location:

(In thousands)	December 2021	December 2020
Property, plant and equipment, net:
U.S.	$63,951	$69,481
International	41,204	49,416
Total	$105,155	$118,897

Kontoor Brands, Inc. 2021 Form 10-K 64

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 4 — ACCOUNTS RECEIVABLE
The following table presents components of "accounts receivable, net" recorded in the Company's balance sheets:

(In thousands)	December 2021	December 2020
Trade	$290,830	$242,451
Royalty and other	10,675	8,089
Total accounts receivable	301,505	250,540
Less: allowance for doubtful accounts	(11,705)	(19,143)
Accounts receivable, net	$289,800	$231,397
Allowance for Doubtful Accounts
The Company reviews the estimates used to calculate the allowance for doubtful accounts on a quarterly basis. At December 2021 and 2020, the Company updated its evaluation of expected losses and related assumptions used in the allowance for doubtful accounts, including the impact of COVID-19.
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	Year Ended December
Balance, December 2019	$11,852
Provision for expected credit losses	18,338
Accounts receivable balances written off (1)	(11,877)
Other (2)	830
Balance, December 2020	$19,143
Provision for expected credit losses	330
Accounts receivable balances written off (1)	(6,309)
Other (2)	(1,459)
Balance, December 2021	$11,705
(1) Accounts receivable balances written off against the allowance were primarily due to the bankruptcy of a major U.S. retail customer during the second quarter of 2020, the exit of our India business during 2021 as well as the impact of COVID-19 during the 2021 and 2020 periods.
(2) Other primarily includes the impact of foreign currency translation and recoveries of amounts previously written off, none of which were individually significant.
Sale of Trade Accounts Receivable
The Company is party to an agreement with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. Under this agreement, up to $377.5 million of the Company’s trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold balances from "accounts receivable, net" in its balance sheet at the time of sale. The Company does not retain any interests in the sold trade accounts receivable but continues to service and collect outstanding trade accounts receivable on behalf of the financial institution.
During 2021, 2020 and 2019, the Company sold total trade accounts receivable of $1,249.3 million, $981.9 million and $1,035.4 million, respectively. As of December 2021 and December 2020, $170.6 million and $127.1 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $1.8 million, $2.0 million and $5.3 million in 2021, 2020 and 2019, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

Kontoor Brands, Inc. 2021 Form 10-K 65

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	December 2021	December 2020
Finished products	$293,427	$277,164
Work-in-process	32,346	29,921
Raw materials	37,184	33,647
Total inventories	$362,957	$340,732

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
The following table presents components of "property, plant and equipment, net" recorded in the Company's balance sheets:

(In thousands)	December 2021	December 2020
Land and improvements	$10,557	$9,732
Buildings and improvements	175,181	154,839
Machinery and equipment	337,134	327,562
Property, plant and equipment, at cost	522,872	492,133
Less: accumulated depreciation and amortization	(417,717)	(373,236)
Property, plant and equipment, net	$105,155	$118,897
Depreciation expense was $22.4 million, $23.7 million and $22.3 million in 2021, 2020 and 2019, respectively.
During 2021 and 2020, the Company assessed retail store assets, including property, plant and equipment, for impairment due to the decision to exit certain VF Outlet locations as well as retail store closures resulting from COVID-19. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.

NOTE 7 — INTANGIBLE ASSETS
The following tables present components of "intangible assets, net" recorded in the Company's balance sheets:

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2021
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$48,071	$10,061
Indefinite-lived intangible assets:
Trademarks and trade names					4,577
Intangible assets, net					$14,638

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2020
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$47,066	$11,066
Indefinite-lived intangible assets:
Trademarks and trade names					4,925
Intangible assets, net					$15,991
Kontoor Brands, Inc. 2021 Form 10-K 66

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
During the third quarter of 2019, the Company recorded a $32.6 million non-cash impairment charge, which was reflected within "non-cash impairment of intangible asset" in the Company's statement of operations and is included in the accumulated amortization balance. The Company did not incur any impairment charges related to intangible assets during 2021 or 2020. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.
Amortization expense (excluding impairment charges) was $1.0 million, $1.7 million and $3.0 million for 2021, 2020 and 2019, respectively.
Estimated amortization expense for the next five years beginning in 2022 is $1.0 million each year.

NOTE 8 — GOODWILL
The following table presents changes in "goodwill" recorded in the Company's balance sheets, summarized by reportable segment:

(In thousands)	Wrangler	Lee	Total
Balance, December 2019	$131,307	$81,529	$212,836
Currency translation	343	213	556
Balance, December 2020	131,650	81,742	213,392
Currency translation	(727)	(452)	(1,179)
Balance, December 2021	$130,923	$81,290	$212,213
The Company did not record any impairment charges related to goodwill in 2021, 2020 or 2019 based on the results of its annual impairment testing. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.

NOTE 9 — OTHER ASSETS
The following table presents components of "other assets" recorded in the Company's balance sheets:

(In thousands)	December 2021	December 2020
Investments held for deferred compensation plans (Note 12)	$50,983	$50,394
Capitalized computer software, net of accumulated amortization of $18,224 in 2021 and $7,991 in 2020	81,555	68,223
Deposits	5,568	7,448
Partnership stores and shop-in-shop costs, net of accumulated amortization of $20,732 in 2021 and $26,811 in 2020	4,192	4,260
Other	18,236	19,867
Total other assets	$160,534	$150,192

NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At December 2021 and December 2020, the Company had $10.1 million and $35.9 million, respectively, of borrowing availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at December 2021, and $0.2 million at December 2020, which primarily consisted of letters of credit that are non-interest bearing to the Company. In addition, short-term borrowings at December 2021 and December 2020 included other debt of $0.2 million and $0.9 million, respectively.

Kontoor Brands, Inc. 2021 Form 10-K 67

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	December 2021	December 2020
Revolving Credit Facility	—	—
Term Loan A	397,427	694,241
Term Loan B	—	218,716
4.125% Notes, due 2029	393,890	—
Total long-term debt	791,317	912,957
Less: current portion	—	(25,000)
Long-term debt, due beyond one year	$791,317	$887,957
Credit Facilities
In May 2019, the Company entered into a $1.55 billion senior secured credit facility (the "Credit Agreement"). At inception, this facility consisted of a five-year $750.0 million term loan A facility (“Term Loan A”), a seven-year $300.0 million term loan B facility (“Term Loan B”) and a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto.
On November 18, 2021, the Company completed a refinancing pursuant to which it issued $400.0 million of Notes (as defined below) and amended and restated its Credit Agreement (the “Amended Credit Agreement”). The net proceeds from the offering of the Notes, together with $7.6 million of cash on hand, were used to repay $265.0 million of the principal amount outstanding under Term Loan A, and all of the $133.0 million principal amount outstanding under Term Loan B.
The Amended Credit Agreement provides for (i) a five-year $400.0 million term loan A facility (“Amended Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Amended Revolving Credit Facility”) (collectively, the “Amended Credit Facilities”) with the lenders and agents party thereto. The Amended Term Loan A is scheduled to be repaid in quarterly installments beginning in March 2023.
The Amended Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of December 2021, the Company had no outstanding borrowings under the Amended Revolving Credit Facility and $13.1 million of outstanding standby letters of credit issued on behalf of the Company, leaving $486.9 million available for borrowing against this facility.
The interest rate per annum applicable to the Amended Credit Agreement is equal to the Applicable Margin (as defined therein) plus, at the Company’s option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. or (c) the Eurocurrency rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00%, or (ii) an interest rate benchmark elected by the Company based on the currency being borrowed and in accordance with the terms of the Amended Credit Agreement.
The Amended Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company and its subsidiaries’ equity interests. In addition, the Amended Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. The Amended Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 2021, the Company was in compliance with all financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements.
Senior Notes
On November 18, 2021, the Company entered into an indenture (the “Indenture”), pursuant to which it issued $400.0 million of unsecured senior notes bearing interest at a fixed rate of 4.125% per annum (the “Notes”) through a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. Interest on the Notes will be payable in cash in arrears on May 15 and November 15 of each year, commencing on May 15, 2022.
Kontoor Brands, Inc. 2021 Form 10-K 68

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantee the Amended Credit Facilities (as defined below) or certain other indebtedness. The Notes rank pari passu in right of payment with all existing and future senior indebtedness of the Company and the Guarantors and are effectively subordinated to all of the Company’s and the Guarantors’ existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.
The Notes mature in November 2029. The Company may redeem all or a portion of the Notes beginning in November 2024 at the redemption prices set forth in the Indenture. Prior to November 2024, the Company may redeem all or a portion of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus the “make-whole” premium as described in the Indenture together with accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may also redeem up to 40% of the aggregate principal amount of the Notes at any time prior to November 2024 using the net proceeds from certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Notes together with accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Indenture governing the Notes contains customary negative covenants for financings of this type that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. The Indenture does not contain any financial covenants. As of December 2021, the Company was in compliance with the Indenture.
The following table presents scheduled payments of long-term debt as of December 2021 for the next five years and thereafter:

(In thousands)	Future Principal Payments

2022	$—
2023	10,000
2024	20,000
2025	20,000
2026	350,000
Thereafter	400,000
800,000
Less: unamortized deferred financing costs	(8,683)
Total long-term debt	791,317
Less: current portion	—
Long-term debt, due beyond one year	$791,317
The Amended Term Loan A had an outstanding principal amount of $400.0 million at December 2021, and Term Loan A had an outstanding principal amount of $700.00 million at December 2020. These balances are reported net of unamortized deferred financing costs. As of December 2021, interest expense on the Amended Term Loan A was being recorded at an effective annual interest rate of 3.2%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap.
The Notes had an outstanding principal amount of $400.0 million at December 2021, which is reported net of unamortized deferred financing costs. As of December 2021, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
In connection with the Amended Credit Agreement and Notes issuance, the Company capitalized $2.1 million and $6.2 million of debt issuance costs, respectively, which are being amortized into net interest expense over their respective terms. During 2021, the Company recorded interest expense of $6.6 million due to accelerated amortization of the original issue discount and debt issuance costs associated with refinancing and early repayments on our Credit Facilities.

Kontoor Brands, Inc. 2021 Form 10-K 69

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 11 — ACCRUED LIABILITIES AND OTHER LIABILITIES
The following table presents components of "accrued liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2021	December 2020
Customer discounts, allowances and incentives	$58,881	$58,873
Compensation	62,135	38,948
Other taxes	20,016	23,797
Advertising	11,976	11,266
Derivative liabilities (Note 14)	1,623	7,166
Deferred compensation (Note 12)	6,629	6,919
Restructuring (Note 21)	1,079	6,520
Professional services	13,529	6,410
Income taxes payable	17,722	6,328
Customer deposits	6,141	5,017
Insurance	2,796	3,368
Contract liabilities (Note 2)	2,258	787
Other	12,379	17,553
Accrued liabilities	$217,164	$192,952
The following table presents components of "other liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2021	December 2020
Deferred compensation (Note 12)	$52,162	$51,116
Derivative liabilities (Note 14)	6,401	17,937
Income taxes payable	16,570	16,735
Pension liabilities (Note 12)	13,685	14,056
Insurance	1,257	1,082
Restructuring (Note 21)	—	221
Other	9,117	14,194
Other liabilities	$99,192	$115,341

NOTE 12 — RETIREMENT AND SAVINGS BENEFIT PLANS
Pension Plans
Shared Plans — Prior to the Separation, certain Company employees participated in U.S. and international defined benefit pension plans sponsored by VF (the "Shared Plans"), which included participants of other VF operations. The Company accounted for its participation in the Shared Plans as a multi-employer benefit plan. Accordingly, net pension costs specifically related to Company employees were reflected in the Company's statement of operations and the Company did not record an asset or liability in relation to the funded or unfunded status of the Shared Plans.
The following table presents net pension costs recognized by the Company related to the Shared Plans through the Separation date:

(In thousands)	Year Ended December 2019
Service cost	$726
Non-service components	(3,166)
Net pension benefit	$(2,440)
All components of net pension benefit were recorded in the Company's statements of operations within "selling, general and administrative expenses" for 2019.
Kontoor Brands, Inc. 2021 Form 10-K 70

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
The Company uses a December 31 measurement date for these plans. Net pension costs and obligations are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company's selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.
The following tables present key components of pension costs, amounts recorded in the balance sheets and related key assumptions specific to the international plans:

	Year Ended December

(In thousands)	2021	2020	2019
Amounts included in the statements of operations:
Net pension costs	$866	$1,027	$680
Actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	0.64%	0.68%	1.28%
Rate of inflation	1.70%	1.80%	1.80%
Expected long-term return on plan assets	3.00%	3.00%	3.00%
Rate of compensation increase	2.90%	3.00%	3.00%

(In thousands)	December 2021	December 2020
Amounts included in the balance sheets:
Projected benefit obligations	$22,935	$22,764
Fair value of plan assets	9,250	8,708
Funded status - recorded in other liabilities (Note 11)	$13,685	$14,056
Accumulated other comprehensive loss, pretax - net deferred amounts	(2,904)	(2,519)
Actuarial assumptions used to determine pension obligations:
Discount rate	0.64%	0.64%
Rate of compensation increase	2.90%	2.90%
Accumulated benefit obligations	$13,514	$13,342
Net pension costs are reflected in the Company's statements of operations primarily within "selling, general and administrative expenses." Plan assets are invested in group insurance contracts, the fair values of which are provided by the insurance companies (Level 2). Refer to Note 13 to the Company's financial statements for a description of the three levels of the fair value hierarchy.
Other Retirement and Savings Plans
The Company sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. At December 2021, the liability to the Company’s participants was $57.6 million, of which $6.6 million was recorded in "accrued liabilities" (Note 11) and $51.0 million was recorded in "other liabilities" (Note 11). At December 2020, the liability to the Company’s participants was $57.2 million, of which $6.8 million was recorded in "accrued liabilities" (Note 11) and $50.4 million was recorded in "other liabilities" (Note 11). The Company also sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. At December 2021, the Company's liability for this plan was $1.2 million, all of which was recorded in "other liabilities" (Note 11). At December 2020, the Company's liability for this plan was $0.8 million, of which $0.1 million was recorded in "accrued liabilities" (Note 11) and $0.7 million was recorded in "other liabilities" (Note 11).
The Company has purchased publicly traded mutual funds in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. These investment securities and earnings thereon are intended to provide

Kontoor Brands, Inc. 2021 Form 10-K 71

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company's insolvency. Accordingly, at December 2021, the fair value of these investments was $57.6 million, of which $6.6 million was recorded in "other current assets" and $51.0 million was recorded in "other assets" (Note 9). At December 2020, the fair value of these investments was $57.2 million, of which $6.8 million was recorded in "other current assets" and $50.4 million was recorded in "other assets" (Note 9).
The Company sponsors 401(k) plans as well as other domestic and foreign retirement and savings plans. The Company’s expense under these plans was $8.6 million in 2021, $4.5 million in 2020 and $7.9 million in 2019.

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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

December 2021
Financial assets:
Cash equivalents:
Money market funds	$110,050	$110,050	$—	$—
Time deposits	3,644	3,644	—	—
Foreign currency exchange contracts	7,321	—	7,321	—
Investment securities	57,613	57,613	—	—
Financial liabilities:
Foreign currency exchange contracts	1,972	—	1,972	—
Interest rate swap agreements	6,052	—	6,052	—
Deferred compensation	58,791	—	58,791	—
Kontoor Brands, Inc. 2021 Form 10-K 72

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
Additionally, at December 2021, the carrying value of the Company's long-term debt was $791.3 million compared to a fair value of $797.5 million. At December 2020, the carrying value of the Company's long-term debt, including the current portion, was $913.0 million compared to a fair value of $916.0 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At December 2021 and December 2020, their carrying values approximated fair value due to the short-term nature of these instruments.
Nonrecurring Fair Value Measurements
Certain non-financial assets, primarily property, plant and equipment, capitalized computer software, operating lease assets and goodwill and intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill and indefinite-lived intangible assets. During the year ended December 2021, no triggering events were identified that required an impairment assessment. During 2020, the Company assessed retail store assets, including the related operating lease assets, for impairment due to retail store closures resulting from COVID-19 as well as the decision to exit certain VF Outlet locations. Based on these analyses, the Company recorded charges of $5.9 million and $0.9 million related to the impairment of store operating lease assets and store property, plant and equipment, respectively, during the year ended December 2020 which were reflected within "selling, general and administrative expenses" in the Company's statement of operations.
Finite-lived Intangible Assets Impairment Analysis
During the three months ended December 2021, the Company determined that recent operating results of the Rock & Republic® brand were not in line with the projections used in our most recent impairment analysis of the Rock & Republic® finite-lived trademark intangible asset during 2019. This was considered a triggering event that required management to perform a quantitative impairment analysis of the Rock & Republic® finite-lived trademark intangible asset. Based on the analysis performed, management concluded that the trademark intangible asset did not require further testing as the undiscounted cash flows exceeded the carrying value.

Kontoor Brands, Inc. 2021 Form 10-K 73

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
Annual Goodwill and Indefinite-lived Intangible Assets Impairment Analysis
Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of 2021 for all reporting units and indefinite-lived intangible assets. Based on results of the qualitative impairment assessment, further testing was not necessary and no impairment charges of goodwill or indefinite-lived intangible assets were recorded in 2021.
Refer to Part II, Item 7 - Critical Accounting Policies and Estimates for additional discussion regarding fair value measurements.

NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $297.4 million at December 2021 and $295.0 million at December 2020, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $350.0 million and $400.0 million at December 2021 and December 2020, respectively. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that the hedging relationship has ceased to be highly effective, it would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of December 2021. A limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2021	December 2020	December 2021	December 2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$7,321	$7,179	$(1,972)	$(8,640)
Interest rate swap agreements	—	—	(6,052)	(16,309)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	352	—	(154)
Total derivatives	$7,321	$7,531	$(8,024)	$(25,103)
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
Kontoor Brands, Inc. 2021 Form 10-K 74

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	December 2021		December 2020
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$7,321	$(8,024)	$7,531	$(25,103)
Gross amounts not offset in the balance sheet	(1,636)	1,636	(1,818)	1,818
Net amounts	$5,685	$(6,388)	$5,713	$(23,285)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	December 2021	December 2020
Prepaid expenses and other current assets	$6,356	$5,773
Accrued liabilities	(1,623)	(7,166)
Other assets	965	1,758
Other liabilities	(6,401)	(17,937)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

(In thousands)	Gain (Loss) on Derivatives Recognized in AOCL Year Ended December

Cash Flow Hedging Relationships	2021	2020	2019
Foreign currency exchange contracts	$6,900	$(8,193)	$3,683
Interest rate swap agreements	4,238	(18,224)	(1,954)
Total	$11,138	$(26,417)	$1,729

(In thousands)	Gain (Loss) Reclassified from AOCL into Income Year Ended December

Location of Gain (Loss)	2021	2020	2019
Net revenues	$204	$(458)	$(844)
Cost of goods sold	(2,271)	3,171	6,745
Other expense, net	(749)	149	343
Interest expense	(6,019)	(5,004)	1,136
Total	$(8,835)	$(2,142)	$7,380
Derivative Contracts Not Designated as Hedges
Contracts that are not designated as hedges and are recorded at fair value in the Company's balance sheets primarily relate to derivatives contracts used by the Company to manage foreign currency exchange risk on certain accounts receivable and accounts payable. Gains or losses on the balance sheet contracts largely offset the net transaction gains or losses on the related assets and liabilities. In addition, a limited number of cash flow hedges were deemed ineffective and de-designated. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings.

Kontoor Brands, Inc. 2021 Form 10-K 75

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents a summary of these derivatives included in the Company's statements of operations:

(In thousands)		Gain (Loss) on Derivatives Recognized in Income Year Ended December
Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income
		2021	2020	2019
Foreign currency exchange contracts	Net revenues	$(104)	$90	$—
	Cost of goods sold	7	(2,749)	829
	Other expense, net	385	(1)	—
Total		$288	$(2,660)	$829
Other Derivative Information
During 2020, the Company determined that, due to a reduction in forecasted sales, it was probable that forecasted transactions of certain foreign currency cash flow hedges would no longer occur as originally expected. Accordingly, $0.3 million of gains related to the ineffective portion of these contracts were reclassified from AOCL into earnings during the year ended December 2020. There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during 2021 or 2019.
At December 2021, AOCL included $2.4 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 15 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
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
All shares reacquired in connection with the Repurchase Program are treated as authorized and unissued shares upon repurchase. During the year ended December 2021, the Company repurchased 1.4 million shares of Common Stock for $75.5 million, including commissions, under the Repurchase Program.
Accumulated Other Comprehensive Loss
The Company's comprehensive income (loss) consists of net income and specified components of other comprehensive income (loss) ("OCL"), which relate to changes in assets and liabilities that are not included in net income but are instead deferred and accumulated within a separate component of equity in the Company's balance sheets. The Company's comprehensive income (loss) is presented in the Company's statements of comprehensive income.
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	December 2021	December 2020	December 2019
Foreign currency translation	$(93,125)	$(80,178)	$(84,118)
Defined benefit pension plans	(2,177)	(1,889)	(2,301)
Derivative financial instruments	2,546	(12,740)	6,721
Accumulated other comprehensive loss	$(92,756)	$(94,807)	$(79,698)
Kontoor Brands, Inc. 2021 Form 10-K 76

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents changes in AOCL and related tax impact:

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2018	$(145,182)	$—	$—	$(145,182)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	3,167	(2,010)	1,729	2,886
Reclassifications to net income of previously deferred (gains) losses	—	—	(7,380)	(7,380)
Net other comprehensive income (loss)	3,167	(2,010)	(5,651)	(4,494)
Amounts transferred from former parent	57,897	(1,058)	11,645	68,484
Income taxes	—	767	727	1,494
Balance, December 2019	$(84,118)	$(2,301)	$6,721	$(79,698)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	3,940	490	(26,417)	(21,987)
Reclassifications to net income of previously deferred (gains) losses	—	59	2,142	2,201
Net other comprehensive income (loss)	3,940	549	(24,275)	(19,786)
Income taxes	—	(137)	4,814	4,677
Balance, December 2020	$(80,178)	$(1,889)	$(12,740)	$(94,807)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(12,947)	(399)	11,138	(2,208)
Reclassifications to net income of previously deferred (gains) losses	—	15	8,835	8,850
Net other comprehensive income (loss)	(12,947)	(384)	19,973	6,642
Income taxes	—	96	(4,687)	(4,591)
Balance, December 2021	$(93,125)	$(2,177)	$2,546	$(92,756)
The following table presents reclassifications out of AOCL:

(In thousands)		Year Ended December

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements	2021	2020	2019
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$(15)	$(59)	$—
Total before tax		(15)	(59)	—
Income taxes	Income taxes	3	15	—
Net of tax		(12)	(44)	—
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$204	$(458)	$(844)
Foreign currency exchange contracts	Cost of goods sold	(2,271)	3,171	6,745
Foreign currency exchange contracts	Other expense, net	(749)	149	343
Interest rate swap agreements	Interest expense	(6,019)	(5,004)	1,136
Total before tax		(8,835)	(2,142)	7,380
Income taxes	Income taxes	2,724	600	(706)
Net of tax		(6,111)	(1,542)	6,674
Total reclassifications for the period, net of tax		$(6,123)	$(1,586)	$6,674

Kontoor Brands, Inc. 2021 Form 10-K 77

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 16 — STOCK-BASED COMPENSATION
Description of Plans
Pursuant to the Kontoor Brands, Inc. 2019 Stock Compensation Plan (the "2019 Plan"), the Company is authorized to grant equity-based awards to officers, key employees and nonemployee members of the Board of Directors in the form of options, time-based restricted stock units (“RSUs”), performance-based restricted stock units ("PRSUs") and restricted stock awards ("RSAs"). The 2019 Plan also allowed for the issuance of replacement grants related to the conversion of VF awards for employees that transferred from VF to the Company (defined below as “Converted Awards”). A maximum of 7.5 million shares of Common Stock, plus shares subject to Converted Awards, may be issued under the 2019 Plan. As of December 2021, 4.4 million shares remained available for future grants. Shares distributed under the 2019 Plan are issued from Kontoor's authorized but unissued Common Stock. During 2021, the Company established the Repurchase Program to, among other initiatives, offset outstanding share dilution caused by awards under equity compensation plans. See Note 15 to the Company's financial statements for additional information regarding the Repurchase Program.
Substantially all of the Company’s outstanding awards are classified as equity awards, which are accounted for within "stockholders’ equity" in the Company's balance sheets. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. During 2021, the Company amended the criteria for retirement eligibility for new awards beginning in 2022. Awards that do not vest are forfeited.
Conversion at Separation
Prior to the Separation, certain Company employees participated in the VF amended and restated 1996 Stock Compensation Plan (the "VF Plan"). In accordance with the terms of the Separation, share-based awards granted to Company employees under the VF Plan ("VF Awards") were converted at the time of Separation to options, RSUs, PRSUs and RSAs totaling approximately 2.4 million shares of Kontoor Common Stock (the "Converted Awards"). Certain stock option and PRSU awards were retained by VF and settled in accordance with their original terms under the VF Plan.
Stock-based Compensation Expense
For the years ended December 2021 and 2020 and for the period from the Separation date through December 2019, stock-based compensation includes expense related to grants under the 2019 Plan including the Converted Awards, as well as the expense related to grants remaining under the VF Plan.
Prior to the Separation date, stock-based compensation expense was presented on a carve-out basis and included expense for VF grants related directly to employees that were historically dedicated to the Jeanswear business ("direct employees") as well as an allocation of VF’s corporate and shared employee stock-based compensation expenses. Of the total stock-based compensation expense recognized by the Company in 2019 through the Separation date, $7.3 million related to direct employees and $2.2 million related to allocations of VF’s corporate and shared employee stock-based compensation expenses.
The following table presents total stock-based compensation expense and the associated income tax benefits recognized in the statements of operations for all awards:

	Year Ended December

(In thousands)	2021	2020	2019
Stock-based compensation expense	$38,516	$15,948	$23,844
Income tax benefits	5,201	2,769	5,011
There were no material amounts of stock-based compensation costs included in inventory at December 2021, December 2020 and December 2019.
At December 2021, there was $15.2 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of approximately 1.31 years.
During 2021, there were 139,750 shares withheld to settle employee tax withholding related to vesting of awards.
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
Kontoor Brands, Inc. 2021 Form 10-K 78

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Kontoor also grants PRSUs that enable employees to receive shares of Kontoor Common Stock at the end of a three-year performance period. Each PRSU has a potential final payout ranging from zero to two shares of Kontoor Common Stock. The number of shares earned by participants, if any, is based on achievement of annually established performance goals set by the Talent and Compensation Committee of the Board of Directors. Shares earned will be issued to participants following the conclusion of the two and three-year performance periods. Compensation expense for all PRSUs expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees, when attainment of the performance goal is deemed probable.
For PRSUs, the actual number of shares earned may also be adjusted upward or downward by 25% of the target award based on how Kontoor’s total shareholder return (“TSR”) compares to the TSR for companies included in the Russell 3000 Index over a two-year period for the 2019 grants and a three-year period for the 2020 and 2021 grants. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, which was $5.73, $0.00 and $(0.67) per share for 2021, 2020 and 2019, respectively.
Dividend equivalents on the RSUs and PRSUs accumulate during the vesting period, are payable in additional shares of Kontoor Common Stock when the RSUs and PRSUs vest and are subject to the same risk of forfeiture as the RSUs and PRSUs.
The grant date fair value of RSUs and PRSUs is equal to the per share fair market value of the underlying Kontoor Common Stock on each grant date.
The following table presents PRSU and RSU activity from December 2020 to December 2021:

	Performance-based		Time-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 2020	793,820	$31.59	633,265	$24.34
Granted	216,764	49.70	208,530	49.68
Dividend equivalents	—	—	14,377	25.03
Issued as Common Stock	(72,447)	36.13	(255,774)	24.21
Forfeited/canceled	(52,806)	41.06	(35,709)	30.04
Outstanding at December 2021	885,331	$42.44	564,689	$33.42
Vested at December 2021	373,579	$39.30	—	$—
During the third quarter of 2020, management concluded that the Company was not probable of achieving the minimum thresholds of the 2020 performance period goals associated with its PRSU awards and recorded a $2.2 million adjustment to reverse all stock compensation expense previously recorded for these awards. On December 15, 2020, the Talent and Compensation Committee of the Board of Directors modified the 2020 performance goals, which affected approximately 270,000 shares held by approximately 200 employees. The modified awards had a fair value of $42.99 per share based on the fair market value of the underlying Kontoor Common Stock on the modification date, and the value of the modified awards is being recognized as compensation expense from the modification date through the shorter of the remaining requisite service period or the vesting period, including accelerated recognition for retirement eligible employees, for all awards expected to vest. The total value of the modified awards, as adjusted for the expected payout percentage under the modified performance goals, was $8.8 million, of which $4.1 million and $2.9 million was recorded as compensation expense during 2021 and 2020, respectively.
The weighted average fair value of PRSUs granted under the 2019 Plan during the years ended December 2021 and December 2020 was $49.70 and $16.44 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
The weighted average fair value of RSUs granted under the 2019 Plan during the years ended December 2021 and December 2020 was $49.68 and $16.63 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
At December 2021, the fair value of PRSUs and RSUs outstanding was $45.4 million and $28.9 million, respectively.

Kontoor Brands, Inc. 2021 Form 10-K 79

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
The following table presents RSA activity from December 2020 to December 2021:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 2020	129,367	$24.95
Dividend equivalents	561	27.50
Vested	(119,906)	24.26
Forfeited	(7,970)	33.96
Nonvested shares at December 2021	2,052	$30.84
The fair value of nonvested RSAs was $0.1 million at December 2021. The fair value of the shares that vested during the years ended December 2021 and December 2020 was $5.6 million and $1.7 million, respectively.
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
The following table presents stock option activity for the year ended December 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at December 2020	1,474,098	$26.45	5.6	$20,806
Exercised	(196,514)	25.86
Forfeited/cancelled	(3,955)	30.89
Outstanding at December 2021	1,273,629	$26.52	4.7	$31,494
Exercisable at December 2021	1,272,501	$26.52	4.6	$31,475
The total fair value of stock options that vested during 2021 and 2020 was $3.5 million and $7.0 million, respectively. The total intrinsic value of stock options exercised during 2021 and 2020 was $5.5 million and $3.1 million, respectively.

Kontoor Brands, Inc. 2021 Form 10-K 80

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 17 — INCOME TAXES
As discussed in Note 1 to the Company's financial statements, income taxes for periods prior to the Separation were prepared on a carve-out basis of accounting.
The following table presents income before income taxes for which the provision for income taxes was computed:

	Year Ended December

(In thousands)	2021	2020	2019
Domestic	$118,142	$18,965	$61,691
Foreign	126,458	53,971	73,503
Income before income taxes	$244,600	$72,936	$135,194
The following table presents components of the provision for income taxes:

	Year Ended December

(In thousands)	2021	2020	2019
Current:
Federal	$24,514	$(2,888)	$14,831
Foreign	15,877	6,023	23,017
State	5,149	(828)	4,866
Total current income taxes	45,540	2,307	42,714
Deferred:
Federal and state	2,951	10,140	(5,912)
Foreign	686	(7,434)	1,738
Total deferred income taxes	3,637	2,706	(4,174)
Total provision for income taxes	$49,177	$5,013	$38,540
The following table presents a reconciliation of the differences between income taxes computed by applying the statutory federal income tax rate and "income taxes" recorded in the Company's statements of operations:

	Year Ended December

(In thousands)	2021	2020	2019
Tax at federal statutory rate	$51,366	$15,316	$28,391
State income tax, net of federal tax benefit	5,167	150	2,476
Foreign rate differences	(13,698)	(6,689)	(8,983)
Tax reform	—	(6,170)	258
Employee compensation	940	(272)	(3,169)
Adjustments to opening balances	—	(2,797)	1,928
Change in valuation allowance	2,010	3,900	17,025
Global intangible low-tax income ("GILTI")	2,852	2,345	2,437
Change in indefinite reinvestment assertions	—	—	(3,914)
Other	540	(770)	2,091
Income taxes	$49,177	$5,013	$38,540
Foreign rate differences include tax benefits of $5.5 million, $3.0 million and $4.3 million in 2021, 2020 and 2019, respectively, from statutorily exempt foreign income.
Income tax expense includes tax benefits of $0.2 million and $0.6 million in 2020 and 2019, respectively, from favorable audit outcomes on certain tax matters and from expiration of statutes of limitations. Income tax expense includes an immaterial amount of these benefits in 2021.

Kontoor Brands, Inc. 2021 Form 10-K 81

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
On January 17, 2020, the Swiss canton of Ticino formally adopted The Federal Act on Tax and AVS Financing (“Swiss Tax Act”). Revaluation of deferred income tax asset and liability positions under the Swiss Tax Act had a one-time impact to tax expense of $6.2 million in 2020. The Company recognized net charges of $0.3 million in 2019 for the finalization of the tax impacts of the Tax Cuts and Jobs Act pursuant to Staff Accounting Bulletin (“SAB”) 118.
The following table presents the components of "deferred income tax assets" and "deferred income tax liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2021	December 2020
Deferred income tax assets:
Inventories	$12,922	$11,093
Deferred compensation	10,907	10,977
Other employee benefits	13,596	10,297
Stock-based compensation	6,896	5,734
Other accrued expenses	21,616	31,961
Intangible assets	22,826	27,006
Leases	12,621	16,627
Operating loss carryforwards	27,835	23,372
Gross deferred income tax assets	129,219	137,067
Less: valuation allowance	(21,789)	(23,118)
Net deferred income tax assets	107,430	113,949
Deferred income tax liabilities:
Leases	11,877	14,747
Depreciation	22,846	15,657
Taxes on unremitted earnings	3,403	2,760
Deferred income tax liabilities	38,126	33,164
Total net deferred income tax assets	$69,304	$80,785
Amounts included in the balance sheets:
Deferred income tax assets	$74,876	$85,221
Deferred income tax liabilities	(5,572)	(4,436)
	$69,304	$80,785
At the end of 2021, the Company is asserting indefinite reinvestment on foreign earnings totaling $78.3 million. The Company has determined the unrecorded deferred tax liability associated with the $78.3 million basis difference is approximately $0.6 million, primarily related to withholding taxes.
The Company has $19.4 million of potential tax benefits for foreign operating loss carryforwards, $19.1 million of which will expire between 2025 and 2029. In addition, there are $8.5 million of potential tax benefits for state operating loss and credit carryforwards, $6.9 million of which expire between 2022 and 2041.
A valuation allowance has been provided where it is more likely than not that deferred tax assets related to operating loss carryforwards will not be realized. Valuation allowances totaled $12.9 million for available foreign operating loss carryforwards, $7.2 million for available state operating loss and credit carryforwards, and $1.7 million for other foreign deferred income tax assets. During 2021, the Company recorded a tax benefit due to a $2.2 million decrease in valuation allowances related to state operating loss and credit carryforwards as well as other state deferred income tax assets, and a $0.9 million net increase in valuation allowances related to current year foreign operating losses and other deferred income tax assets, inclusive of foreign currency effects.
Kontoor Brands, Inc. 2021 Form 10-K 82

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents a reconciliation of the change in the accrual for unrecognized income tax benefits:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, December 2018	$54,081	$4,939	$59,020
Additions for current year tax positions	1,260	—	1,260
Additions for prior year tax positions	4,881	2,632	7,513
Reductions for prior year tax positions	(3,680)	(318)	(3,998)
Reductions due to statute expirations	(674)	(127)	(801)
Payments in settlement	(205)	(183)	(388)
Amounts transferred to former parent	(41,986)	(2,728)	(44,714)
Balance, December 2019	13,677	4,215	17,892
Additions for current year tax positions	138	—	138
Additions for prior year tax positions	350	872	1,222
Reductions for prior year tax positions	(1,881)	(201)	(2,082)
Reductions due to statute expirations	(192)	(22)	(214)
Payments in settlement	(199)	—	(199)
Balance, December 2020	11,893	4,864	16,757
Additions for current year tax positions	154	—	154
Additions for prior year tax positions	18	525	543
Reductions for prior year tax positions	(348)	(340)	(688)
Balance, December 2021	$11,717	$5,049	$16,766

(In thousands)	December 2021	December 2020
Amounts included in the balance sheets:
Unrecognized income tax benefits, including interest and penalties	$16,766	$16,757
Less: deferred tax benefits	(3,308)	(3,338)
Total unrecognized tax benefits	$13,458	$13,419
The unrecognized tax benefits of $13.5 million at the end of 2021, if recognized, would reduce the annual effective tax rate.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Company’s 2019 and 2020 tax years remain open and are subject to examination by the Internal Revenue Service. In addition, the Company is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s financial statements. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.2 million within the next 12 months due to expiration of statutes of limitations, all of which would reduce income tax expense.

Kontoor Brands, Inc. 2021 Form 10-K 83

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 18 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively. On May 22, 2019, the Separation from VF was effected through a pro-rata distribution of one share of the Company's common stock for every seven shares of VF common stock held at the close of business on the record date of May 10, 2019. As a result, on May 23, 2019, the Company had 56,647,561 shares of common stock outstanding. This share amount was utilized for the calculations of basic and diluted earnings per share through the Separation date. After the Separation date, actual outstanding shares were used in the calculations of both basic and diluted weighted average number of common shares outstanding.
The following table presents the calculations of basic and diluted EPS:

	Year Ended December

(In thousands, except per share amounts)	2021	2020	2019
Net income	$195,423	$67,923	$96,654
Basic weighted average shares outstanding	57,394	56,994	56,688
Dilutive effect of stock-based awards	1,692	864	521
Diluted weighted average shares outstanding	59,086	57,858	57,209
Earnings per share:
Basic earnings per share	$3.40	$1.19	$1.71
Diluted earnings per share	$3.31	$1.17	$1.69
For the year ended December 2021, there were an immaterial number of anti-dilutive shares that were excluded from the dilutive earnings per share calculation. A total of 0.8 million and 0.1 million shares related to stock-based awards were excluded from the diluted earnings per share calculations for the years ended December 2020 and December 2019, respectively, because the effect of their inclusion would have been anti-dilutive.
For the years ended December 2021, December 2020 and December 2019, a total of 0.2 million, 0.4 million and 0.3 million shares of PRSUs, respectively, were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 19 — LEASES
The following table presents lease-related assets and liabilities recorded in the Company's balance sheets:

(In thousands)	December 2021	December 2020
Assets
Operating lease assets, noncurrent	$54,950	$60,443
Total lease assets	$54,950	$60,443

Liabilities
Operating lease liabilities, current	$24,195	$27,329
Operating lease liabilities, noncurrent	32,993	39,806
Total lease liabilities	$57,188	$67,135

Weighted-average remaining lease term (in years)
Operating leases	3.62	3.89
Weighted-average discount rate
Operating leases	2.85%	4.08%
Kontoor Brands, Inc. 2021 Form 10-K 84

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Lease costs
The following table presents certain information related to lease costs for operating leases:

	Year Ended December

(In thousands)	2021	2020	2019
Operating lease costs	$30,394	$40,906	$37,743
Short-term lease costs (excluding leases of one month or less)	272	1,114	3,043
Variable lease costs	3,505	3,960	5,300
Total lease costs	$34,171	$45,980	$46,086
Other information
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Year Ended December

(In thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$37,474	$45,225	$46,239
Right-of-use operating lease assets obtained in exchange for new operating leases - non-cash activity	$4,323	$2,591	$39,874
The following table presents future maturities of operating lease liabilities as of December 2021:

(In thousands)	Lease Obligations
2022	$25,261
2023	13,635
2024	9,802
2025	5,556
2026	1,859
Thereafter	3,820
Total future minimum lease payments	59,933
Less: amounts related to imputed interest	(2,745)
Present value of future minimum lease payments	57,188
Less: operating lease liabilities, current	24,195
Operating lease liabilities, noncurrent	$32,993
As of December 2021, the Company had not entered into any operating lease arrangements that had not yet commenced. The Company continuously monitors and may negotiate contract amendments that include extensions or modifications to existing leases.
In April 2020, the FASB provided interpretive guidance that simplified accounting for rent concessions, including rent deferrals, that are a direct consequence of COVID-19. In response to temporary store closures related to COVID-19, the Company negotiated rent deferrals and other rent concessions with its landlords. The Company has elected to not evaluate whether a COVID-19 related rent concession constitutes a lease modification and has accounted for rent deferrals or other rent concessions as lease modifications in accordance with existing Accounting Standards Codification ("ASC") 842 guidance.
During 2021 and 2020, the Company assessed retail store assets, including the related operating lease assets, for impairment due to the decision to exit certain VF Outlet locations as well as retail store closures resulting from COVID-19. Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.

Kontoor Brands, Inc. 2021 Form 10-K 85

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
NOTE 20 — COMMITMENTS
The Company is obligated under noncancelable operating leases. Refer to Note 19 to the Company's financial statements for additional information related to future lease payments.
The Company has entered into licensing agreements that provide the Company rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized within "cost of goods sold" in the statements of operations. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $0.7 million, $0.1 million and $0.1 million for 2022 through 2024, respectively. There are currently no payments due beyond 2024.
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, contract production and finished products. These agreements typically range from one to five months in duration and will require total payments of $782.4 million in 2022.
The Company has entered into commitments for (i) service and maintenance agreements related to management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $42.5 million, $18.0 million, $8.9 million, $0.1 million, and $0.1 million for 2022 through 2026, respectively. There are currently no payments due beyond 2026.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $30.7 million as of December 2021. These commitments would only be drawn upon if the Company were to fail to meet related claims or other obligations.

NOTE 21 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities. In 2021 and 2020, costs primarily related to the decision to exit certain VF Outlet stores and the transition of our India business to a licensing model, as well as COVID-19 impacts. In 2019, costs primarily related to the transition of our CASA business to a licensing model and closures of certain manufacturing facilities.
All of the $1.0 million of restructuring charges recognized during the year ended December 2021 were reflected within "selling, general and administrative expenses." Of the $25.4 million of restructuring charges recognized during the year ended December 2020, $20.8 million were reflected within "selling, general and administrative expenses" and $4.6 million within "cost of goods sold." Of the $24.6 million of restructuring charges recognized during the year ended December 2019, $13.8 million were reflected within "selling, general and administrative expenses" and $10.8 million within "cost of goods sold."
All of the $1.1 million total restructuring accrual reported in the Company's balance sheet at December 2021 is expected to be paid out within the next 12 months and is classified within "accrued liabilities." Of the $6.7 million total restructuring accrual reported in the Company's balance sheet at December 2020, $6.5 million was classified within "accrued liabilities," and the remaining $0.2 million was classified within "other liabilities."
The following table presents the components of restructuring charges:

	Year Ended December

(In thousands)	2021	2020	2019
Severance and employee-related benefits	$992	$14,725	$14,903
Asset impairments	—	4,587	1,596
Inventory write-downs	—	3,645	4,403
Other	—	2,486	3,660
Total restructuring charges	$992	$25,443	$24,562
Kontoor Brands, Inc. 2021 Form 10-K 86

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
The following table presents the restructuring costs by business segment:

	Year Ended December

(In thousands)	2021	2020	2019
Wrangler	$305	$6,616	$17,613
Lee	331	5,702	6,685
Corporate and other	356	13,125	264
Total	$992	$25,443	$24,562
The following table presents activity in the restructuring accrual for the years ended December 2021 and December 2020:

(In thousands)	Severance
Accrual at December 2019	$2,172
Charges	14,725
Cash payments	(8,390)
Adjustments to accruals	(1,847)
Currency translation	81
Accrual at December 2020	$6,741
Charges	992
Cash payments	(6,673)
Adjustments to accruals	6
Currency translation	13
Accrual at December 2021	$1,079

NOTE 22 — TRANSACTIONS WITH FORMER PARENT
In connection with the Separation, the Company entered into several agreements with VF that governed the relationship of the parties following the Separation, including the Separation and Distribution Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Kontoor Intellectual Property License Agreement, the VF Intellectual Property License Agreement and the Employee Matters Agreement. Under the terms of the Transition Services Agreement, the Company and VF agreed to provide each other certain transitional services including information technology, information management, human resources, employee benefits administration, supply chain, facilities and other limited finance and accounting-related services, all of which were terminated by August 2021. The Company also entered into certain commercial arrangements with VF. Revenues, expenses and operating expense reimbursements under these agreements were recorded within the reportable segments or within the "corporate and other expenses" line item in the reconciliation of segment profit in Note 3 to the Company's financial statements, based on the nature of the arrangements.
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
Sales and Purchases To and From Former Parent
The Company's sales to VF through the Separation date were $14.1 million in 2019, which were included within "net revenues" in the Company's statement of operations. The Company's cost of goods sold includes items purchased from VF totaling $0.5 million through the Separation date in 2019. At December 2019, the aggregate amount of inventories purchased from VF that remained on the Company's balance sheet was approximately $0.4 million, substantially all of which was sold during 2020.
Notes To and From Former Parent
All notes to and from former parent were settled in connection with the Separation and there were no remaining balances as of December 2019.
The Company recorded net interest income related to these notes of $3.8 million through the Separation date in 2019 which was included within "interest income from former parent, net" in the Company's statement of operations.

Kontoor Brands, Inc. 2021 Form 10-K 87

KONTOOR BRANDS, INC.
Notes to Consolidated and Combined Financial Statements
Due To and From Former Parent
All amounts due to and from former parent were settled in connection with the Separation and there were no remaining balances as of December 2019.
Net Transfers To and From VF
Net transfers to and from VF are included within "former parent investment" in the statements of equity.
The following table presents components of the transfers to and from VF:

(In thousands)	December 2019 (a)
General financing activities	$(723,155)
Corporate allocations	47,903
Stock-based compensation expense	9,582
Pension (benefit) costs	(2,246)
Purchases from parent	3,193
Sales to parent	(13,988)
Other income tax	10,863
Transition tax related to the Tax Act	3,937
Cash dividend to former parent	(1,032,948)
Total net transfers to former parent	$(1,696,859)
(a) Activity reflected through the Separation date.

NOTE 23 — SUBSEQUENT EVENT
Dividend
On February 22, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.46 per share of the Company's Common Stock. The cash dividend will be payable on March 18, 2022, to shareholders of record at the close of business on March 8, 2022.

Kontoor Brands, Inc. 2021 Form 10-K 88

Schedule II — Valuation and Qualifying Accounts

		ADDITIONS
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(In thousands)
Year ended December 2019
Allowance for doubtful accounts (a)	$10,549	5,988	—	4,685	$11,852
Valuation allowance for deferred income tax assets (b)	$24,175	17,025	—	24,501	$16,699
Year ended December 2020
Allowance for doubtful accounts (a)	$11,852	18,338	—	11,047	$19,143
Valuation allowance for deferred income tax assets (b)	$16,699	3,900	2,519	—	$23,118
Year ended December 2021
Allowance for doubtful accounts (a)	$19,143	330	—	7,768	$11,705
Valuation allowance for deferred income tax assets (b)	$23,118	2,010	(3,339)	—	$21,789
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

Kontoor Brands, Inc. 2021 Form 10-K 89