Form 10-Q
period 2022-04-02
Kontoor Brands, Inc.
filed 2022-05-09
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of April 29, 2022 was 56,024,103.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	March 2022	December 2021	March 2021
ASSETS
Current assets
Cash and cash equivalents	$193,630	$185,322	$229,542
Accounts receivable, net	276,037	289,800	221,031
Inventories	432,891	362,957	350,151
Prepaid expenses and other current assets	82,495	72,579	74,003
Total current assets	985,053	910,658	874,727
Property, plant and equipment, net	101,380	105,155	113,693
Operating lease assets	47,759	54,950	65,478
Intangible assets, net	14,248	14,638	15,544
Goodwill	211,504	212,213	212,920
Other assets	229,110	235,410	237,313
TOTAL ASSETS	$1,589,054	$1,533,024	$1,519,675
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$239	$249	$947
Current portion of long-term debt	2,500	—	24,375
Accounts payable	266,974	214,204	194,891
Accrued liabilities	198,777	217,164	184,047
Operating lease liabilities, current	22,563	24,195	28,473
Total current liabilities	491,053	455,812	432,733
Operating lease liabilities, noncurrent	26,511	32,993	42,843
Other liabilities	98,257	104,764	118,905
Long-term debt	789,143	791,317	790,930
Commitments and contingencies
Total liabilities	1,404,964	1,384,886	1,385,411
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at March 2022, December 2021 and March 2021	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 56,276,243 at March 2022; 56,381,466 at December 2021 and 57,513,619 at March 2021	—	—	—
Additional paid-in capital	224,721	218,259	186,769
Retained earnings	43,066	22,635	44,192
Accumulated other comprehensive loss	(83,697)	(92,756)	(96,697)
Total equity	184,090	148,138	134,264
TOTAL LIABILITIES AND EQUITY	$1,589,054	$1,533,024	$1,519,675
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March

(In thousands, except per share amounts)	2022	2021
Net revenues	$679,743	$651,762
Costs and operating expenses
Cost of goods sold	375,122	351,182
Selling, general and administrative expenses	196,400	207,404
Total costs and operating expenses	571,522	558,586
Operating income	108,221	93,176
Interest expense	(8,023)	(11,791)
Interest income	469	258
Other expense, net	(222)	(442)
Income before income taxes	100,445	81,201
Income taxes	19,635	16,738
Net income	$80,810	$64,463
Earnings per common share
Basic	$1.43	$1.12
Diluted	$1.40	$1.09
Weighted average shares outstanding
Basic	56,321	57,344
Diluted	57,836	58,902
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March

(In thousands)	2022	2021
Net income	$80,810	$64,463
Other comprehensive income (loss)
Net change in foreign currency translation	(3,615)	(7,082)
Net change in defined benefit pension plans	6	74
Net change in derivative financial instruments	12,668	5,118
Total other comprehensive income (loss), net of related taxes	9,059	(1,890)
Comprehensive income	$89,869	$62,573
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March

(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$80,810	$64,463
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,862	8,993
Stock-based compensation	5,730	10,426
Provision for doubtful accounts	1,757	1,386
Other	3,422	2,977
Changes in operating assets and liabilities:
Accounts receivable	9,990	5,871
Inventories	(70,183)	(11,131)
Accounts payable	54,109	28,604
Income taxes	12,201	6,983
Accrued liabilities	(34,642)	(191)
Other assets and liabilities	1,777	4
Cash provided by operating activities	74,833	118,385
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(2,885)	(1,992)
Capitalized computer software	(2,112)	(9,568)
Other	(31)	(201)
Cash used by investing activities	(5,028)	(11,761)
FINANCING ACTIVITIES
Repayments of term loans	—	(100,000)
Repurchases of Common Stock	(22,513)	—
Dividends paid	(26,033)	(22,964)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(11,102)	(412)
Other	(298)	(125)
Cash used by financing activities	(59,946)	(123,501)
Effect of foreign currency rate changes on cash and cash equivalents	(1,551)	(1,719)
Net change in cash and cash equivalents	8,308	(18,596)
Cash and cash equivalents – beginning of period	185,322	248,138
Cash and cash equivalents – end of period	$193,630	$229,542
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2021	56,381	$—	$218,259	$22,635	$(92,756)	$148,138
Net income	—	—	—	80,810	—	80,810
Stock-based compensation, net	387	—	6,462	(11,833)	—	(5,371)
Other comprehensive income	—	—	—	—	9,059	9,059
Dividends on Common Stock ($0.46 per share)	—	—	—	(26,033)	—	(26,033)
Repurchases of Common Stock	(492)	—	—	(22,513)	—	(22,513)
Balance, March 2022	56,276	$—	$224,721	$43,066	$(83,697)	$184,090

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2020	57,255	$—	$172,297	$7,151	$(94,807)	$84,641
Net income	—	—	—	64,463	—	64,463
Stock-based compensation, net	259	—	14,472	(4,458)	—	10,014
Other comprehensive loss	—	—	—	—	(1,890)	(1,890)
Dividends on Common Stock ($0.40 per share)	—	—	—	(22,964)	—	(22,964)
Balance, March 2021	57,514	$—	$186,769	$44,192	$(96,697)	$134,264
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending December 31, 2022 ("fiscal 2022"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended March 2022, December 2021 and March 2021 correspond to the fiscal periods ended April 2, 2022, January 1, 2022 and April 3, 2021, respectively.
Impact of COVID-19 and Other Recent Developments
The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company's operations. Additionally, although we do not have any significant operations within Russia or Ukraine, the conflict in these regions has caused disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments, and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 6 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of COVID-19 and the Russia-Ukraine conflict. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three months ended March 2022 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2022. The unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Company's 2021 Annual Report on Form 10-K for the fiscal year ended January 1, 2022, as filed with the Securities and Exchange Commission ("SEC") on March 2, 2022 ("2021 Annual Report on Form 10-K").
Recently Issued Accounting Standard
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which is intended to provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance was effective upon issuance and the Company may adopt the guidance and apply it prospectively to contract modifications made or relationships entered into or evaluated any time from the issuance date through December 31, 2022. The Company will continue to evaluate the impact that adoption of this guidance would have on its financial statements and related disclosures, most notably the Company's credit facilities and interest rate swap agreements, which is not expected to be significant.

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — REVENUES
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	March 2022	December 2021	March 2021
Accounts receivable, net	$276,037	$289,800	$221,031
Contract assets (a)	4,311	3,093	4,359
Contract liabilities (b)	1,787	2,258	786
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three months ended March 2022 and March 2021, revenue recognized that was included in contract liabilities as of December 2021 and December 2020, respectively, was not significant.
As of March 2022, the Company has contractual rights under its licensing agreements to receive $27.5 million of fixed consideration related to the future minimum guarantees through December 2027. As of March 2022, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the three months ended March 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant. The variable consideration under these arrangements is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region where the licensee sells the product. Direct-to-Consumer revenues include the distribution of our products via Wrangler® and Lee® branded full-price stores and company-operated outlet stores, digital sales at www.wrangler.com and www.lee.com and international concession arrangements.
Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel. Other also included sales of third-party branded merchandise at company owned outlet stores through the first quarter of 2021.

	Three Months Ended March 2022

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$330,652	$136,806	$2,527	$469,985
Non-U.S. Wholesale	52,819	91,051	501	144,371
Direct-to-Consumer	28,952	36,363	72	65,387
Total	$412,423	$264,220	$3,100	$679,743

Geographic revenues
U.S.	$354,393	$150,116	$2,599	$507,108
International	58,030	114,104	501	172,635
Total	$412,423	$264,220	$3,100	$679,743

9 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

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
Accounting policies utilized for internal management reporting at the individual segments are consistent with those disclosed in the Company's 2021 Annual Report on Form 10-K. Corporate and other expenses and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended March

(In thousands)	2022	2021
Segment revenues:
Wrangler	$412,423	$398,822
Lee	264,220	250,148
Total reportable segment revenues	676,643	648,970
Other revenues	3,100	2,792
Total net revenues	$679,743	$651,762
Segment profit:
Wrangler	$75,388	$83,983
Lee	52,230	51,123
Total reportable segment profit	$127,618	$135,106
Corporate and other expenses	(19,982)	(41,551)
Interest expense	(8,023)	(11,791)
Interest income	469	258
Profit (loss) related to other revenues	363	(821)
Income before income taxes	$100,445	$81,201

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The Company reviews the estimates used to calculate the allowance for doubtful accounts on a quarterly basis.
The following table presents a rollforward of the allowance for doubtful accounts:

	Three Months Ended March
(In thousands)	2022	2021

Balance, December	$11,705	$19,143
Provision for expected credit losses	1,757	1,386
Accounts receivable balances written off (1)	(153)	(2,122)
Other (2)	(284)	(735)
Balance, March	$13,025	$17,672
(1) Accounts receivable balances written off against the allowance were primarily due to the exit of our India business during 2021.
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
During the three months ended March 2022 and March 2021, the Company sold total trade accounts receivable of $355.5 million and $370.5 million, respectively. As of March 2022, December 2021 and March 2021, $227.0 million, $170.6 million and $242.1 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $0.6 million for both the three months ended March 2022 and March 2021. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	March 2022	December 2021	March 2021
Finished products	$346,160	$293,427	$291,972
Work-in-process	40,310	32,346	29,104
Raw materials	46,421	37,184	29,075
Total inventories	$432,891	$362,957	$350,151

NOTE 6 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At March 2022, December 2021 and March 2021, the Company had $10.0 million, $10.1 million and $35.9 million, respectively, of borrowing availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at March 2022 and December 2021, and $0.1 million at March 2021, which primarily consisted of letters of credit that are non-interest bearing to the Company. In addition, short-term borrowings at March 2022, December 2021 and March 2021 included other debt of $0.2 million, $0.2 million and $0.9 million, respectively.

11 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheets:

(In thousands)	March 2022	December 2021	March 2021
Revolving Credit Facility	$—	$—	$—
Term Loan A	397,559	397,427	684,741
Term Loan B	—	—	130,564
4.125% Notes, due 2029	394,084	393,890	—
Total long-term debt	791,643	791,317	815,305
Less: current portion	(2,500)	—	(24,375)
Long-term debt, due beyond one year	$789,143	$791,317	$790,930
Credit Facilities
On November 18, 2021, the Company completed a refinancing pursuant to which it issued $400.0 million of Notes (as defined below) and amended and restated its Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”), with mandatory repayments beginning in March 2023 and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto. The net proceeds from the offering of the Notes, together with $7.6 million of cash on hand, were used to repay $265.0 million of the principal amount outstanding under the then existing term loan A, and all of the $133.0 million principal amount outstanding under term loan B.
The Term Loan A had an outstanding principal amount of $400.0 million at both March 2022 and December 2021, and at March 2021, the then existing term loan A facility had an outstanding principal amount of $690.0 million. These balances are reported net of unamortized deferred financing costs. As of March 2022, interest expense on Term Loan A was being recorded at an effective annual interest rate of 3.0%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of March 2022, the Company had no outstanding borrowings under the Revolving Credit Facility and $13.1 million of outstanding standby letters of credit issued on behalf of the Company, leaving $486.9 million available for borrowing against this facility.
The interest rate per annum applicable to the Credit Agreement is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of March 2022, the Company was in compliance with all financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements.
Senior Notes
On November 18, 2021, the Company entered into an indenture (the “Indenture”) by and among the Company and certain subsidiaries of the Company named as guarantors therein (the “Guarantors”), pursuant to which it issued $400.0 million of unsecured senior notes due November 2029 (the “Notes”) through a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 4.125% per annum, payable in cash in arrears on May 15 and November 15 of each year, commencing on May 15, 2022.
The Notes had an outstanding principal amount of $400.0 million at both March 2022 and December 2021, which is reported net of unamortized deferred financing costs. As of March 2022, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture governing the Notes contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of March 2022, the Company was in compliance with the Indenture.
Refer to Note 10 in the Company's 2021 Annual Report on Form 10-K for additional information regarding the Company’s debt obligations.

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 12

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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

March 2022
Financial assets:
Cash equivalents:
Money market funds	$78,680	$78,680	$—	$—
Time deposits	2,653	2,653	—	—
Foreign currency exchange contracts	11,172	—	11,172	—
Interest rate swap agreements	4,309	—	4,309	—
Investment securities	55,559	55,559	—	—
Financial liabilities:
Foreign currency exchange contracts	1,075	—	1,075	—
Deferred compensation	56,661	—	56,661	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2021
Financial assets:
Cash equivalents:
Money market funds	$110,050	$110,050	$—	$—
Time deposits	3,644	3,644	—	—
Foreign currency exchange contracts	7,321	—	7,321	—
Investment securities	57,613	57,613	—	—
Financial liabilities:
Foreign currency exchange contracts	1,972	—	1,972	—
Interest rate swap agreements	6,052	—	6,052	—
Deferred compensation	58,791	—	58,791	—

13 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

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
Additionally, at March 2022, the carrying value of the Company's long-term debt was $791.6 million compared to a fair value of $758.0 million. At December 2021, the carrying value of the Company's long-term debt was $791.3 million compared to a fair value of $797.5 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At March 2022 and December 2021, their carrying values approximated fair value due to the short-term nature of these instruments.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $287.5 million at March 2022, $297.4 million at December 2021 and $304.3 million at March 2021, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $300.0 million at March 2022 and $350.0 million at both December 2021 and March 2021. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of March 2022. A limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	March	December	March	March	December	March
(In thousands)	2022	2021	2021	2022	2021	2021

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$11,041	$7,321	$6,593	$(1,073)	$(1,972)	$(4,659)
Interest rate swap agreements	4,309	—	—	—	(6,052)	(12,710)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	131	—	221	(2)	—	(3)
Total derivatives	$15,481	$7,321	$6,814	$(1,075)	$(8,024)	$(17,372)

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 14

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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	March 2022		December 2021		March 2021

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$15,481	$(1,075)	$7,321	$(8,024)	$6,814	$(17,372)
Gross amounts not offset in the balance sheet	(938)	938	(1,636)	1,636	(2,355)	2,355
Net amounts	$14,543	$(137)	$5,685	$(6,388)	$4,459	$(15,017)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	March 2022	December 2021	March 2021
Prepaid expenses and other current assets	$9,424	$6,356	$5,830
Accrued liabilities	(838)	(1,623)	(4,065)
Other assets	6,057	965	984
Other liabilities	(237)	(6,401)	(13,307)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended

Cash Flow Hedging Relationships	March 2022	March 2021
Foreign currency exchange contracts	$7,325	$1,546
Interest rate swap agreements	9,095	2,086
Total	$16,420	$3,632

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended

Location of Gain (Loss)	March 2022	March 2021
Net revenues	$(132)	$75
Cost of goods sold	2,301	(1,405)
Other expense, net	(103)	(134)
Interest expense	(1,266)	(1,513)
Total	$800	$(2,977)

15 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
The following table presents a summary of these derivatives included in the Company's statements of operations:

	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
(In thousands)		Three Months Ended

Derivatives Not Designated as Hedges		March 2022	March 2021
Foreign currency exchange contracts	Net revenues	$—	$(81)
	Cost of goods sold	6	(123)
	Other expense, net	—	209
Total		$6	$5
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three months ended March 2022 and March 2021.
At March 2022, AOCL included $10.0 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 9 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the three months ended March 2022, the Company repurchased 491,627 shares of Common Stock for $22.5 million, including commissions, under its share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase.
Accumulated Other Comprehensive Loss
The Company's comprehensive loss consists of net income and specified components of other comprehensive loss (“OCL”), which relate to changes in assets and liabilities that are not included in net income but are instead deferred and accumulated within a separate component of equity in the Company's balance sheets. The Company's comprehensive income is presented in the Company's statements of comprehensive income.
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	March 2022	December 2021	March 2021
Foreign currency translation	$(96,740)	$(93,125)	$(87,260)
Defined benefit pension plans	(2,171)	(2,177)	(1,815)
Derivative financial instruments	15,214	2,546	(7,622)
Accumulated other comprehensive loss	$(83,697)	$(92,756)	$(96,697)

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended March 2022
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total

Balance, December 2021	$(93,125)	$(2,177)	$2,546	$(92,756)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(3,615)	—	13,814	10,199
Reclassifications to net income of previously deferred (gains) losses	—	6	(1,146)	(1,140)
Net other comprehensive income (loss)	(3,615)	6	12,668	9,059
Balance, March 2022	$(96,740)	$(2,171)	$15,214	$(83,697)

	Three Months Ended March 2021
	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments
(In thousands)				Total
Balance, December 2020	$(80,178)	$(1,889)	$(12,740)	$(94,807)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(7,082)	—	2,850	(4,232)
Reclassifications to net income of previously deferred (gains) losses	—	74	2,268	2,342
Net other comprehensive income (loss)	(7,082)	74	5,118	(1,890)
Balance, March 2021	$(87,260)	$(1,815)	$(7,622)	$(96,697)

The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended March
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2022	2021
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$(8)	$(99)
Total before tax		(8)	(99)
Income taxes	Income taxes	2	25
Net of tax		(6)	(74)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(132)	$75
Foreign currency exchange contracts	Cost of goods sold	2,301	(1,405)
Foreign currency exchange contracts	Other expense, net	(103)	(134)
Interest rate swap agreements	Interest expense	(1,266)	(1,513)
Total before tax		800	(2,977)
Income taxes	Income taxes	346	709
Net of tax		1,146	(2,268)
Total reclassifications for the period, net of tax		$1,140	$(2,342)

17 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 10 — STOCK-BASED COMPENSATION
During the three months ended March 2022, the Company granted equity awards under the Kontoor Brands, Inc. 2019 Stock Compensation Plan, including approximately 250,000 shares of performance-based restricted stock units ("PRSUs”) to employees, approximately 200,000 shares of time-based restricted stock units ("RSUs") to employees, and approximately 20,000 shares of RSUs to nonemployee members of the Board of Directors. The fair market value of Kontoor Common Stock at the date the awards were granted was $41.39 per share and was used to value the RSUs and Director RSUs. The performance criteria for the PRSUs was approved by Talent and Compensation Committee of the Board of Directors on April 18, 2022. The fair market value of the stock on that date was $41.13, which was used to value the PRSUs.
Each PRSU entitles the employee to receive a potential final payout ranging from zero to two shares of Kontoor Common Stock at the end of a three-year performance period. The number of shares earned by participants, if any, is based on achievement of performance goals set by the Talent and Compensation Committee of the Board of Directors. Shares earned related to the 2022 grants will be issued to participants following the conclusion of the three-year performance period. Each employee RSU entitles the holder to one share of Kontoor Common Stock and typically vests over a three-year period.
Each RSU granted to a nonemployee member of the Board of Directors vests upon grant and will be settled in one share of Kontoor Common Stock one year from the date of grant.

NOTE 11 — INCOME TAXES
The effective income tax rate for the three months ended March 2022 was 19.5% compared to 20.6% in the 2021 period. The three months ended March 2022 included a net discrete tax benefit related to stock-based compensation which decreased the effective income tax rate by 1.1%. Discrete tax items had no net impact on the effective income tax rate for the three months ended March 2021.
During the three months ended March 2022, the amount of net unrecognized tax benefits and associated interest increased by $0.3 million to $13.8 million. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.2 million within the next 12 fiscal months due to settlements of audits and expiration of statutes of limitations, all of which would reduce income tax expense.

NOTE 12 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended March

(In thousands, except per share amounts)	2022	2021
Net income	$80,810	$64,463
Basic weighted average shares outstanding	56,321	57,344
Dilutive effect of stock-based awards	1,515	1,558
Diluted weighted average shares outstanding	57,836	58,902
Earnings per share:
Basic earnings per common share	$1.43	$1.12
Diluted earnings per common share	$1.40	$1.09
For the three months ended March 2022, an immaterial number of anti-dilutive shares was excluded from the dilutive earnings per share calculation. For the three months ended March 2021, no anti-dilutive shares were excluded from the dilutive earnings per share calculation.
For the three months ended March 2022, an immaterial number of shares of performance-based restricted stock units ("PRSUs") was excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For the three months ended March 2021, 0.2 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 18

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
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Three Months Ended March

(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$8,418	$9,814
Right-of-use operating assets obtained in exchange for new operating leases - non-cash activity	$1,259	$758

NOTE 14 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits.
No restructuring charges were recognized during the three months ended March 2022. All of the $0.7 million of restructuring charges recognized during the three months ended March 2021 were reflected within "selling, general and administrative expenses," and primarily related to previously approved initiatives.
All of the $0.8 million total restructuring accrual reported in the Company's balance sheet at March 2022 is expected to be paid out within the next 12 months and was classified within "accrued liabilities." All of the $1.1 million total restructuring accrual reported in the Company's balance sheet at December 2021 was expected to be paid out within the next 12 months and was classified within "accrued liabilities."
The following table presents the components of restructuring charges:

	Three Months Ended
(In thousands)
	March 2022	March 2021
Severance and employee-related benefits	$—	$719
Total restructuring charges	$—	$719
The following table presents the restructuring costs by business segment:

	Three Months Ended
(In thousands)
	March 2022	March 2021
Wrangler	$—	$183
Lee	—	183
Corporate and other	—	353
Total	$—	$719
The following table presents activity in the restructuring accrual for the three-month period ended March 2022:

(In thousands)	Total

Accrual at December 2021	$1,079
Cash payments	(450)
Adjustments to accruals	138
Currency translation	(14)
Balance, March 2022	$753

19 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15 — SUBSEQUENT EVENT
On April 19, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.46 per share of the Company's Common Stock. The cash dividend will be payable on June 20, 2022, to shareholders of record at the close of business on June 10, 2022.

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q.
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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending December 31, 2022 ("fiscal 2022"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended March 2022, December 2021 and March 2021 correspond to the fiscal periods ended April 2, 2022, January 1, 2022 and April 3, 2021, respectively.
References to fiscal 2022 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from the prior year comparable period and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Impact of COVID-19 and Other Recent Developments
The novel coronavirus (“COVID-19”) pandemic continues to impact global economic conditions, as well as the Company's operations. Additionally, although we do not have any significant operations within Russia or Ukraine, the conflict in these regions has caused disruption in the surrounding areas and greater uncertainty in the global economy.
The Company’s offices are open where permitted by local regulations and deemed appropriate by management, and most associates have returned to the office or are working under hybrid arrangements. We experienced store closures and disruptions in distribution in certain regions of China during the latter part of the first quarter due to the resurgence of COVID-19, which we expect to continue into the second quarter of 2022. We continue to experience delays in product and raw material availability due largely to global supply chain disruptions, as well as inflationary cost pressures. We are working with our customers to minimize any impact, and have continued to incur transitory costs, including air freight to expedite shipments to meet customer demand.
While we anticipate continued disruption and volatility during 2022, we believe that we are appropriately positioned to successfully manage through any known operational challenges.
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
We made significant investments to support the design and implementation of our global enterprise resource planning ("ERP") system and information technology infrastructure build-out, which was completed in 2021. Certain prior year comparisons are affected by ERP implementation costs incurred in the first quarter of 2021, as well as a shift in the timing of certain shipments from the second quarter to the first quarter of 2021 related to the Company's North American ERP implementation. The timing shift will primarily have an impact on year-over-year quarterly comparisons in North America for the first two quarters but will not impact the full year.
We have now transitioned into our Horizon 2 multi-year strategic vision, "Catalyzing Growth" which outlines four growth catalysts: (i) expansion of our core U.S. Wholesale business, (ii) category extensions such as outdoor, tees and work, (iii) geographic expansion of our Wrangler® and Lee® brands, most notably in China, and (iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world. The options in our capital allocation strategy are to (i) pay-down debt; (ii) provide for a superior dividend payout; (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.

21 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

FIRST QUARTER OF FISCAL 2022 SUMMARY
•Net revenues increased 4% to $679.7 million compared to the three months ended March 2021, driven by growth in all channels as discussed below.
•U.S. Wholesale revenues increased 3% compared to the three months ended March 2021, primarily due to growth in our U.S. digital wholesale business. U.S. Wholesale revenues represented 69% of total revenues in the current period.
•Non-U.S. Wholesale revenues increased 4% compared to the three months ended March 2021, driven by growth in our EMEA and China businesses. Non-U.S. Wholesale revenues included a 3% unfavorable impact from foreign currency and represented 21% of total revenues in the current period.
•Direct-to-Consumer revenues increased 16% on a global basis compared to the three months ended March 2021, driven by growth in our owned e-commerce sites. Direct-to-Consumer revenues represented 10% of total revenues in the current period.
•Gross margin decreased 130 basis points to 44.8% compared to the three months ended March 2021, primarily driven by increased product and manufacturing costs and higher air freight costs incurred in the current period to support demand. These decreases were partially offset by benefits from pricing and favorable channel and product mix.
•Selling, general & administrative expenses as a percentage of net revenues decreased to 28.9% compared to 31.8% for the three months ended March 2021, primarily due to decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out and lower compensation-related expense. These decreases were partially offset by increased distribution expense in the current period.
•Net income was $80.8 million compared to $64.5 million for the three months ended March 2021, due to the results discussed above.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the three months ended March 2022 as compared to March 2021:

(In millions)	Three Months Ended March

Net revenues — 2021	$651.8
Operations	33.2
Impact of foreign currency	(5.3)
Net revenues — 2022	$679.7
Three Months Ended March 2022 Compared to the Three Months Ended March 2021
Net revenues increased 4% due to growth in the Wrangler and Lee segments. This revenue increase was attributable to growth in our U.S. digital wholesale business, owned e-commerce sites, EMEA wholesale and retail store businesses, as well as new business growth in the U.S. These increases were partially offset by a shift in the timing of shipments from the second quarter to the first quarter of 2021 related to the Company's North American ERP implementation.
Additional details on revenues are provided in the section titled “Information by Business Segment.”

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 22

The following table presents components of the Company's statements of operations as a percent of net revenues:

	Three Months Ended March

(Dollars in thousands)	2022	2021
Net revenues	$679,743	$651,762
Gross margin (net revenues less cost of goods sold)	$304,621	$300,580
As a percentage of total net revenues	44.8%	46.1%
Selling, general and administrative expenses	$196,400	$207,404
As a percentage of total net revenues	28.9%	31.8%
Operating income	$108,221	$93,176
As a percentage of total net revenues	15.9%	14.3%
Three Months Ended March 2022 Compared to the Three Months Ended March 2021
Gross margin decreased 130 basis points primarily driven by increased product and manufacturing costs and higher transitory costs, including air freight to expedite shipments to meet customer demand. These decreases were partially offset by benefits from pricing and favorable channel and product mix.
Selling, general and administrative expenses as a percentage of net revenues decreased to 28.9% compared to 31.8%, primarily due to decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out, which were 3.8% of total net revenues for the three months ended March 2021, as well as lower compensation-related expense. These decreases were partially offset by increased distribution expense in the current period.
The effective income tax rate was 19.5% for the three months ended March 2022 compared to 20.6% in the 2021 period. The three months ended March 2022 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.1%. Discrete tax items had no net impact on the effective income tax rate for the three months ended March 2021.

Information by Business Segment
Management at each of the segments has direct control over and responsibility for corresponding net revenues and operating income, hereinafter termed "segment revenues" and "segment profit," respectively. Our management evaluates operating performance and makes investment and other decisions based on segment revenues and segment profit. Common costs for certain centralized functions are allocated to the segments as disclosed in the Company's financial statements in the Company's 2021 Annual Report on Form 10-K.
The following tables present a summary of the changes in segment revenues and segment profit for the three months ended March 2022 as compared to the three months ended March 2021:
Segment Revenues:

	Three Months Ended March
(In millions)	Wrangler	Lee	Total
Segment revenues — 2021	$398.8	$250.1	$649.0
Operations	16.6	16.4	32.9
Impact of foreign currency	(3.0)	(2.3)	(5.3)
Segment revenues — 2022	$412.4	$264.2	$676.6
Segment Profit:

	Three Months Ended March
(In millions)	Wrangler	Lee	Total
Segment profit — 2021	$84.0	$51.1	$135.1
Operations	(8.2)	1.3	(7.0)
Impact of foreign currency	(0.4)	(0.2)	(0.5)
Segment profit — 2022	$75.4	$52.2	$127.6

23 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended March

(Dollars in millions)	2022	2021	Percent Change
Segment revenues	$412.4	$398.8	3.4%
Segment profit	$75.4	$84.0	(10.2)%
Operating margin	18.3%	21.1%
Three Months Ended March 2022 Compared to the Three Months Ended March 2021
Global revenues for the Wrangler® brand increased 3%, driven by growth in all channels.
•Revenues in the Americas region increased 2%, primarily driven by growth in our owned e-commerce sites. The U.S. Wholesale channel remained flat, with growth in the U.S. digital wholesale business and strength in our Western and Workwear businesses partially offset by a shift in the timing of shipments from the second quarter to the first quarter of 2021 related to the Company's North American ERP implementation. The U.S. direct-to-consumer channel increased 31%, with growth in our owned e-commerce sites partially offset by a decrease in retail store sales. Non-U.S. Americas wholesale revenues increased 13%, primarily due to new business growth.
•Revenues in the APAC region decreased 46%. The decrease was primarily in India, driven by our continued transition to a licensed model, and a 2% unfavorable impact from foreign currency.
•Revenues in the EMEA region increased 18%, primarily driven by growth in wholesale and direct-to-consumer revenues due to the less significant impact of COVID-19 compared with the prior year period, partially offset by an 8% unfavorable impact from foreign currency.
Operating margin decreased to 18.3%, compared to 21.1% for the 2021 period, primarily driven by higher transitory costs, including air freight to expedite shipments to meet customer demand, as well as higher product and distribution costs, partially offset by favorable pricing, decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out, as well as lower compensation-related expense.
Lee

	Three Months Ended March

(Dollars in millions)	2022	2021	Percent Change
Segment revenues	$264.2	$250.1	5.6%
Segment profit	$52.2	$51.1	2.2%
Operating margin	19.8%	20.4%
Three Months Ended March 2022 Compared to the Three Months Ended March 2021
Global revenues for the Lee® brand increased 6% driven by growth in all channels.
•Revenues in the Americas region increased 7% primarily due to a 10% increase in the U.S. Wholesale channel. U.S. Wholesale channel sales were primarily driven by increases in the U.S. digital wholesale business and improved fill rates with key customers, partially offset by a shift in the timing of shipments from the second quarter to the first quarter of 2021 related to the Company's North American ERP implementation. Non-U.S. Americas wholesale revenues decreased 5%.
•Revenues in the APAC region increased 1%, primarily due to increased wholesale revenues, growth in our owned e-commerce sites, and a 2% favorable impact from foreign currency, partially offset by revenue decreases attributable to our continued transition to a licensed model in India and decreased direct-to-consumer sales related to store closures in China due to COVID-19.
•Revenues in the EMEA region increased 5%, primarily due to growth in wholesale and direct-to-consumer revenues due to the less significant impact of COVID-19 compared with the prior year period, partially offset by a decrease in the digital wholesale business and an 8% unfavorable impact from foreign currency.
Operating margin decreased to 19.8%, compared to 20.4% for the 2021 period, primarily driven by higher transitory costs, including air freight to expedite shipments to meet customer demand, increased product costs, as well as increased demand creation and digital spending. These headwinds were partially offset by favorable pricing, product and channel mix, and lower retail store expenses.

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 24

Other
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel.

	Three Months Ended March

(Dollars in millions)	2022	2021	Percent Change
Revenues	$3.1	$2.8	11.0%
Profit (loss)	$0.4	$(0.8)	144.2%
Operating margin	11.7%	(29.4)%

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended March

(Dollars in millions)	2022	2021	Percent Change
Total reportable segment profit	$127.6	$135.1	(5.5)%
Corporate and other expenses	(20.0)	(41.6)	(51.9)%
Interest expense	(8.0)	(11.8)	(32.0)%
Interest income	0.5	0.3	81.8%
Profit (loss) related to other revenues	0.4	(0.8)	144.2%
Income before income taxes	$100.4	$81.2	23.7%
Three Months Ended March 2022 Compared to the Three Months Ended March 2021
Corporate and other expenses decreased $21.6 million, primarily due to decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out and the exit of the transition service agreements with our former parent in August 2021.
Interest expense decreased $3.8 million, primarily due to accelerated amortization of the original issue discount and debt issuance costs associated with early repayments on our Credit Facilities during the three months ended March 2021, as well as lower average principal outstanding and lower borrowing rates for long-term debt during the three months ended March 2022.

25 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company continues to generate strong positive cash flows from operations and recently restructured its borrowing arrangements under more favorable terms. These debt obligations could restrict our future business strategies and could adversely impact our future results of operations, financial conditions or cash flows. We believe our strong positive cash flows from operations will be able to support our short-term liquidity needs as well as any future liquidity and capital requirements, in combination with available cash balances and borrowing capacity from our revolving credit facility.
On November 18, 2021, the Company completed a refinancing pursuant to which it issued $400.0 million of unsecured 4.125% senior notes due 2029 and amended and restated its Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”), with mandatory repayments beginning in March 2023 and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto. The net proceeds from the offering of the Notes, together with $7.6 million of cash on hand, were used to repay $265.0 million of the principal amount then outstanding under the Company's existing term loan A, and all of the $133.0 million principal amount outstanding under the Company's term loan B. Refer to Note 10 in the Company's 2021 Annual Report on Form 10-K and Note 6 to the Company's financial statements in this Form 10-Q for additional information regarding the Company’s debt obligations.
As of March 2022, the Company was in compliance with all applicable financial covenants under the Credit Agreement and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable financial covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit. We expect to have availability under the Revolving Credit Facility through its maturity in 2026.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of March 2022:

(In millions)	March 2022
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$486.9
Cash and cash equivalents	$193.6
(1) Available borrowing capacity under the Revolving Credit Facility is net of $13.1 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At March 2022, the Company had $10.0 million of borrowing availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at March 2022. In addition, short-term borrowings at March 2022 included other debt of $0.2 million.
During the three months ended March 2022, the Company repurchased 491,627 shares of Common Stock for $22.5 million, including commissions, under its share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase.
During the three months ended March 2022, the Company paid $26.0 million of dividends to its shareholders. On April 19, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.46 per share of the Company's Common Stock. The cash dividend will be payable on June 20, 2022, to shareholders of record at the close of business on June 10, 2022.
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

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 26

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
The following table presents our cash flows during the periods:

	Three Months Ended March

(In millions)	2022	2021
Cash provided (used) by:
Operating activities	$74.8	$118.4
Investing activities	$(5.0)	$(11.8)
Financing activities	$(59.9)	$(123.5)
Operating Activities
During the three months ended March 2022, cash provided by operating activities was $74.8 million as compared to $118.4 million in the prior year period. The decrease was primarily due to unfavorable changes in working capital accounts, primarily related to inventory and accrued liabilities, partially offset by favorable changes in accounts payable and net income.
Investing Activities
During the three months ended March 2022, cash used by investing activities decreased $6.8 million as compared to the prior year period, primarily due to declines in capitalized computer software in the current year period.
Financing Activities
During the three months ended March 2022, cash used by financing activities was $59.9 million as compared to $123.5 million in the prior year period. The Company repurchased $22.5 million of Common Stock during the three months ended March 2022 and made $100.0 million of term loan repayments during the three months ended March 2021.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2021 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2021 that would require the use of funds. As of March 2022, there have been no material changes in the amounts disclosed in the 2021 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated and combined financial statements included in the 2021 Annual Report on Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the financial statements, or are the most sensitive to change from outside factors, are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the 2021 Annual Report on Form 10-K. There have been no material changes in these policies disclosed in the 2021 Annual Report on Form 10-K.

27 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

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
More information on potential factors that could affect the Company's financial results are described in detail in the Company’s 2021 Annual Report on Form 10-K and in other reports and statements that the Company files with the SEC.

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 28

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures set forth under Item 7A in our 2021 Annual Report on Form 10-K.

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

29 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report on Form 10-K should be made. There have been no material changes to the risk factors from those disclosed in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

First quarter fiscal 2022	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Dollar value of shares that may yet be purchased under the program
January 2 - January 29	95,455	$49.77	95,455	$119,787,829
January 30 - February 26	102,468	48.42	102,468	114,826,423
February 27 - April 2	293,704	43.58	293,704	102,025,385
Total	491,627	$45.79	491,627
(1) The total number of shares repurchased excludes shares withheld upon the vesting of share-based awards.
(2) The Company has a share repurchase program which authorizes the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 30

ITEM 6. EXHIBITS

31.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

31 Kontoor Brands, Inc. Q1 FY22 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: May 9, 2022	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q1 FY22 Form 10-Q 32