Form 10-Q
period 2022-07-02
Kontoor Brands, Inc.
filed 2022-08-08
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of July 29, 2022 was 55,385,024.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2022	December 2021	June 2021
ASSETS
Current assets
Cash and cash equivalents	$145,296	$185,322	$175,628
Accounts receivable, net	185,157	289,800	215,297
Inventories	537,900	362,957	403,249
Prepaid expenses and other current assets	89,171	72,579	82,127
Total current assets	957,524	910,658	876,301
Property, plant and equipment, net	101,994	105,155	109,487
Operating lease assets	44,271	54,950	63,036
Intangible assets, net	13,740	14,638	15,325
Goodwill	210,164	212,213	212,654
Other assets	215,455	235,410	241,042
TOTAL ASSETS	$1,543,148	$1,533,024	$1,517,845
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$4,848	$249	$918
Current portion of long-term debt	5,000	—	8,750
Accounts payable	281,391	214,204	198,697
Accrued liabilities	153,527	217,164	187,240
Operating lease liabilities, current	20,254	24,195	26,034
Total current liabilities	465,020	455,812	421,639
Operating lease liabilities, noncurrent	25,132	32,993	41,325
Other liabilities	86,839	104,764	118,733
Long-term debt	786,968	791,317	782,262
Commitments and contingencies
Total liabilities	1,363,959	1,384,886	1,363,959
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at June 2022, December 2021 and June 2021	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 55,382,208 at June 2022; 56,381,466 at December 2021 and 57,631,974 at June 2021	—	—	—
Additional paid-in capital	232,041	218,259	198,776
Retained earnings	39,105	22,635	44,079
Accumulated other comprehensive loss	(91,957)	(92,756)	(88,969)
Total equity	179,189	148,138	153,886
TOTAL LIABILITIES AND EQUITY	$1,543,148	$1,533,024	$1,517,845
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2022	2021	2022	2021
Net revenues	$613,572	$490,765	$1,293,315	$1,142,527
Costs and operating expenses
Cost of goods sold	346,608	264,641	721,730	615,823
Selling, general and administrative expenses	178,219	190,947	374,619	398,351
Total costs and operating expenses	524,827	455,588	1,096,349	1,014,174
Operating income	88,745	35,177	196,966	128,353
Interest expense	(8,234)	(7,641)	(16,257)	(19,432)
Interest income	296	421	765	679
Other (expense) income, net	(2,746)	45	(2,968)	(397)
Income before income taxes	78,061	28,002	178,506	109,203
Income taxes	16,066	4,365	35,701	21,103
Net income	$61,995	$23,637	$142,805	$88,100
Earnings per common share
Basic	$1.11	$0.41	$2.55	$1.53
Diluted	$1.09	$0.40	$2.49	$1.49
Weighted average shares outstanding
Basic	55,740	57,612	56,031	57,478
Diluted	56,711	59,356	57,315	59,129
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands)	2022	2021	2022	2021
Net income	$61,995	$23,637	$142,805	$88,100
Other comprehensive (loss) income
Net change in foreign currency translation	(13,274)	4,068	(16,889)	(3,014)
Net change in defined benefit pension plans	5	(11)	11	63
Net change in derivative financial instruments	5,009	3,671	17,677	8,789
Total other comprehensive (loss) income, net of related taxes	(8,260)	7,728	799	5,838
Comprehensive income	$53,735	$31,365	$143,604	$93,938
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June

(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$142,805	$88,100
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,821	17,749
Stock-based compensation	12,474	20,660
Provision for doubtful accounts	308	783
Other	4,826	5,788
Changes in operating assets and liabilities:
Accounts receivable	95,340	14,315
Inventories	(179,019)	(63,006)
Accounts payable	70,974	31,822
Income taxes	(13,090)	3,075
Accrued liabilities	(47,907)	4,791
Other assets and liabilities	(6,144)	(3,912)
Cash provided by operating activities	99,388	120,165
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(6,995)	(3,320)
Capitalized computer software	(4,493)	(16,993)
Other	(120)	(902)
Cash used by investing activities	(11,608)	(21,215)
FINANCING ACTIVITIES
Repayments of term loans	—	(125,000)
Repurchases of Common Stock	(62,494)	—
Dividends paid	(51,508)	(46,016)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(11,024)	663
Other	4,330	(176)
Cash used by financing activities	(120,696)	(170,529)
Effect of foreign currency rate changes on cash and cash equivalents	(7,110)	(931)
Net change in cash and cash equivalents	(40,026)	(72,510)
Cash and cash equivalents – beginning of period	185,322	248,138
Cash and cash equivalents – end of period	$145,296	$175,628
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2021	56,381	$—	$218,259	$22,635	$(92,756)	$148,138
Net income	—	—	—	80,810	—	80,810
Stock-based compensation, net	387	—	6,462	(11,833)	—	(5,371)
Other comprehensive income	—	—	—	—	9,059	9,059
Dividends on Common Stock ($0.46 per share)	—	—	—	(26,033)	—	(26,033)
Repurchases of Common Stock	(492)	—	—	(22,513)	—	(22,513)
Balance, March 2022	56,276	$—	$224,721	$43,066	$(83,697)	$184,090
Net income	—	—	—	61,995	—	61,995
Stock-based compensation, net	109	—	7,320	(500)	—	6,820
Other comprehensive loss	—	—	—	—	(8,260)	(8,260)
Dividends on Common Stock ($0.46 per share)	—	—	—	(25,475)	—	(25,475)
Repurchases of Common Stock	(1,003)	—	—	(39,981)	—	(39,981)
Balance, June 2022	55,382	$—	$232,041	$39,105	$(91,957)	$179,189

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2020	57,255	$—	$172,297	$7,151	$(94,807)	$84,641
Net income	—	—	—	64,463	—	64,463
Stock-based compensation, net	259	—	14,472	(4,458)	—	10,014
Other comprehensive loss	—	—	—	—	(1,890)	(1,890)
Dividends on Common Stock ($0.40 per share)	—	—	—	(22,964)	—	(22,964)
Balance, March 2021	57,514	$—	$186,769	$44,192	$(96,697)	$134,264
Net income	—	—	—	23,637	—	23,637
Stock-based compensation, net	118	—	12,007	(698)	—	11,309
Other comprehensive income	—	—	—	—	7,728	7,728
Dividends on Common Stock ($0.40 per share)	—	—	—	(23,052)	—	(23,052)
Balance, June 2021	57,632	$—	$198,776	$44,079	$(88,969)	$153,886
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, produces, procures, markets and distributes apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in the Europe and Asia-Pacific regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online.
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending December 31, 2022 ("fiscal 2022"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended June 2022, December 2021 and June 2021 correspond to the fiscal periods ended July 2, 2022, January 1, 2022 and July 3, 2021, respectively.
Impact of COVID-19 and Other Recent Developments
The novel coronavirus (“COVID-19”) pandemic and related supply chain and market disruptions continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, although we do not have any significant operations within Russia or Ukraine, the conflict in these regions has caused disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration and contract termination, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments, and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 6 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of COVID-19 and the Russia-Ukraine conflict. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and six months ended June 2022 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2022. The unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Company's 2021 Annual Report on Form 10-K for the fiscal year ended January 1, 2022, as filed with the Securities and Exchange Commission on March 2, 2022 ("2021 Annual Report on Form 10-K").
Recently Issued Accounting Standard
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which is intended to provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance was effective upon issuance and the Company may adopt the guidance and apply it prospectively to contract modifications made or relationships entered into or evaluated any time from the issuance date through December 31, 2022. The Company will continue to evaluate the impact that adoption of this guidance would have on its financial statements and related disclosures, most notably the Company's credit facilities and interest rate swap agreements, which is not expected to be significant.

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — REVENUES
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	June 2022	December 2021	June 2021
Accounts receivable, net	$185,157	$289,800	$215,297
Contract assets (a)	5,648	3,093	4,694
Contract liabilities (b)	3,227	2,258	674
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three and six months ended June 2022 and June 2021, revenue recognized that was included in contract liabilities as of December 2021 and December 2020, respectively, was not significant.
As of June 2022, the Company has contractual rights under its licensing agreements to receive $41.4 million of fixed consideration related to the future minimum guarantees through December 2027. As of June 2022, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the three and six months ended June 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant. The variable consideration under these arrangements is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region where the licensee sells the product. Direct-to-Consumer revenues include sales at Wrangler® and Lee® branded full-price stores and company-operated outlet stores, digital sales at www.wrangler.com and www.lee.com and sales from international concession arrangements.
Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel. Other also included sales of third-party branded merchandise at company-owned outlet stores through the first quarter of 2021.

	Three Months Ended June 2022

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$348,537	$120,197	$2,127	$470,861
Non-U.S. Wholesale	40,457	39,858	374	80,689
Direct-to-Consumer	28,950	32,998	74	62,022
Total	$417,944	$193,053	$2,575	$613,572

Geographic revenues
U.S.	$372,981	$135,057	$2,201	$510,239
International	44,963	57,996	374	103,333
Total	$417,944	$193,053	$2,575	$613,572

9 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 2021

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$245,200	$79,312	$2,434	$326,946
Non-U.S. Wholesale	41,071	55,690	805	97,566
Direct-to-Consumer	25,030	41,012	8	66,050
Other	—	—	203	203
Total	$311,301	$176,014	$3,450	$490,765

Geographic revenues
U.S.	$266,146	$96,179	$2,645	$364,970
International	45,155	79,835	805	125,795
Total	$311,301	$176,014	$3,450	$490,765

	Six Months Ended June 2022

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$679,189	$257,003	$4,654	$940,846
Non-U.S. Wholesale	93,276	130,909	875	225,060
Direct-to-Consumer	57,902	69,361	146	127,409
Total	$830,367	$457,273	$5,675	$1,293,315

Geographic revenues
U.S.	$727,374	$285,173	$4,800	$1,017,347
International	102,993	172,100	875	275,968
Total	$830,367	$457,273	$5,675	$1,293,315

	Six Months Ended June 2021

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$574,899	$203,894	$4,160	$782,953
Non-U.S. Wholesale	88,648	146,490	1,442	236,580
Direct-to-Consumer	46,576	75,778	13	122,367
Other	—	—	627	627
Total	$710,123	$426,162	$6,242	$1,142,527

Geographic revenues
U.S.	$614,025	$234,411	$4,800	$853,236
International	96,098	191,751	1,442	289,291
Total	$710,123	$426,162	$6,242	$1,142,527

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 10

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
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended June		Six Months Ended June

(In thousands)	2022	2021	2022	2021
Segment revenues:
Wrangler	$417,944	$311,301	$830,367	$710,123
Lee	193,053	176,014	457,273	426,162
Total reportable segment revenues	610,997	487,315	1,287,640	1,136,285
Other revenues	2,575	3,450	5,675	6,242
Total net revenues	$613,572	$490,765	$1,293,315	$1,142,527
Segment profit:
Wrangler	$75,064	$52,834	$150,452	$136,817
Lee	22,904	18,491	75,134	69,614
Total reportable segment profit	$97,968	$71,325	$225,586	$206,431
Corporate and other expenses	(12,017)	(36,983)	(31,999)	(78,534)
Interest expense	(8,234)	(7,641)	(16,257)	(19,432)
Interest income	296	421	765	679
Profit related to other revenues	48	880	411	59
Income before income taxes	$78,061	$28,002	$178,506	$109,203

11 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The Company reviews the estimates used to calculate the allowance for doubtful accounts on a quarterly basis.
The following table presents a rollforward of the allowance for doubtful accounts:

	Six Months Ended June

(In thousands)	2022	2021
Balance, December	$11,705	$19,143
Provision for expected credit losses	308	783
Accounts receivable balances written off (1)	(576)	(4,119)
Other (2)	(869)	(325)
Balance, June	$10,568	$15,482
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
During the six months ended June 2022 and June 2021, the Company sold total trade accounts receivable of $732.9 million and $586.8 million, respectively. As of June 2022, December 2021 and June 2021, $212.8 million, $170.6 million and $183.0 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other (expense) income, net" and were $0.9 million and $1.5 million for the three and six months ended June 2022, respectively, and $0.3 million and $0.9 million for the three and six months ended June 2021, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	June 2022	December 2021	June 2021
Finished products	$444,976	$293,427	$342,276
Work-in-process	40,018	32,346	29,551
Raw materials	52,906	37,184	31,422
Total inventories	$537,900	$362,957	$403,249

NOTE 6 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At June 2022, December 2021 and June 2021, the Company had $25.6 million, $10.1 million and $36.0 million, respectively, of borrowing availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There was $4.6 million of outstanding balances under these arrangements at June 2022, and no outstanding balances at December 2021 and June 2021. In addition, short-term borrowings at June 2022, December 2021 and June 2021 included other debt of $0.2 million, $0.2 million and $0.9 million, respectively.

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheets:

(In thousands)	June 2022	December 2021	June 2021
Revolving Credit Facility	$—	$—	$—
Term Loan A	397,691	397,427	660,334
Term Loan B	—	—	130,678
4.125% Notes, due 2029	394,277	393,890	—
Total long-term debt	791,968	791,317	791,012
Less: current portion	(5,000)	—	(8,750)
Long-term debt, due beyond one year	$786,968	$791,317	$782,262
Credit Facilities
On November 18, 2021, the Company completed a refinancing pursuant to which it issued $400.0 million of Notes (as defined below) and amended and restated its Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”), with mandatory repayments beginning in March 2023 and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto. The net proceeds from the offering of the Notes, together with $7.6 million of cash on hand, were used to repay $265.0 million of the principal amount outstanding under the then existing term loan A, and all of the $133.0 million principal amount outstanding under the then existing term loan B.
Term Loan A had an outstanding principal amount of $400.0 million at both June 2022 and December 2021, and at June 2021, the then existing term loan A had an outstanding principal amount of $665.0 million. These balances are reported net of unamortized deferred financing costs. As of June 2022, interest expense on Term Loan A was being recorded at an effective annual interest rate of 3.4%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of June 2022, the Company had no outstanding borrowings under the Revolving Credit Facility and $12.1 million of outstanding standby letters of credit issued on behalf of the Company, leaving $487.9 million available for borrowing against this facility.
The interest rate per annum applicable to the Credit Agreement is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of June 2022, the Company was in compliance with all financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements.
Senior Notes
On November 18, 2021, the Company entered into an indenture (the “Indenture”) by and among the Company and certain subsidiaries of the Company named as guarantors therein (the “Guarantors”), pursuant to which it issued $400.0 million of unsecured senior notes due November 2029 (the “Notes”) through a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 4.125% per annum, payable in cash in arrears on May 15 and November 15 of each year.
The Notes had an outstanding principal amount of $400.0 million at both June 2022 and December 2021, which is reported net of unamortized deferred financing costs. As of June 2022, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture governing the Notes contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of June 2022, the Company was in compliance with the Indenture.
Refer to Note 10 in the Company's 2021 Annual Report on Form 10-K for additional information regarding the Company’s debt obligations.

13 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

June 2022
Financial assets:
Cash equivalents:
Money market funds	$51,208	$51,208	$—	$—
Time deposits	2,299	2,299	—	—
Foreign currency exchange contracts	13,996	—	13,996	—
Interest rate swap agreements	6,512	—	6,512	—
Investment securities	45,800	45,800	—	—
Financial liabilities:
Foreign currency exchange contracts	360	—	360	—
Deferred compensation	46,832	—	46,832	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2021
Financial assets:
Cash equivalents:
Money market funds	$110,050	$110,050	$—	$—
Time deposits	3,644	3,644	—	—
Foreign currency exchange contracts	7,321	—	7,321	—
Investment securities	57,613	57,613	—	—
Financial liabilities:
Foreign currency exchange contracts	1,972	—	1,972	—
Interest rate swap agreements	6,052	—	6,052	—
Deferred compensation	58,791	—	58,791	—

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 14

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
Additionally, at June 2022, the carrying value of the Company's long-term debt was $792.0 million compared to a fair value of $693.0 million. At December 2021, the carrying value of the Company's long-term debt was $791.3 million compared to a fair value of $797.5 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At June 2022 and December 2021, their carrying values approximated fair value due to the short-term nature of these instruments.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $294.9 million at June 2022, $297.4 million at December 2021 and $310.3 million at June 2021, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $300.0 million at June 2022 and $350.0 million at both December 2021 and June 2021. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of June 2022. A limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	June	December	June	June	December	June
(In thousands)	2022	2021	2021	2022	2021	2021

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$13,968	$7,321	$8,194	$(360)	$(1,972)	$(4,381)
Interest rate swap agreements	6,512	—	—	—	(6,052)	(11,825)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	28	—	92	—	—	(30)
Total derivatives	$20,508	$7,321	$8,286	$(360)	$(8,024)	$(16,236)

15 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	June 2022		December 2021		June 2021

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$20,508	$(360)	$7,321	$(8,024)	$8,286	$(16,236)
Gross amounts not offset in the balance sheet	(360)	360	(1,636)	1,636	(1,383)	1,383
Net amounts	$20,148	$—	$5,685	$(6,388)	$6,903	$(14,853)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	June 2022	December 2021	June 2021
Prepaid expenses and other current assets	$12,222	$6,356	$7,368
Accrued liabilities	(221)	(1,623)	(4,113)
Other assets	8,286	965	918
Other liabilities	(139)	(6,401)	(12,123)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended		Six Months Ended

Cash Flow Hedging Relationships	June 2022	June 2021	June 2022	June 2021
Foreign currency exchange contracts	$6,915	$1,357	$14,240	$2,903
Interest rate swap agreements	1,459	(609)	10,554	1,477
Total	$8,374	$748	$24,794	$4,380

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended		Six Months Ended

Location of Gain (Loss)	June 2022	June 2021	June 2022	June 2021
Net revenues	$(261)	$125	$(393)	$200
Cost of goods sold	2,425	(1,428)	4,726	(2,833)
Other (expense) income, net	2	(293)	(101)	(427)
Interest expense	(745)	(1,494)	(2,011)	(3,007)
Total	$1,421	$(3,090)	$2,221	$(6,067)

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 16

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
The following table presents a summary of these derivatives included in the Company's statements of operations:

	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
(In thousands)		Three Months Ended		Six Months Ended

Derivatives Not Designated as Hedges		June 2022	June 2021	June 2022	June 2021
Foreign currency exchange contracts	Net revenues	$—	$(23)	$—	$(104)
	Cost of goods sold	65	109	71	(14)
	Other (expense) income, net	—	(89)	—	120
Total		$65	$(3)	$71	$2
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and six months ended June 2022 and June 2021.
At June 2022, AOCL included $17.4 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 9 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the six months ended June 2022, the Company repurchased 1,494,853 shares of Common Stock for $62.5 million, including commissions, under its share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase.
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
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	June 2022	December 2021	June 2021
Foreign currency translation	$(110,014)	$(93,125)	$(83,192)
Defined benefit pension plans	(2,166)	(2,177)	(1,826)
Derivative financial instruments	20,223	2,546	(3,951)
Accumulated other comprehensive loss	$(91,957)	$(92,756)	$(88,969)

17 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended June 2022
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, March 2022	$(96,740)	$(2,171)	$15,214	$(83,697)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(13,274)	—	6,552	(6,722)
Reclassifications to net income of previously deferred (gains) losses	—	5	(1,543)	(1,538)
Net other comprehensive income (loss)	(13,274)	5	5,009	(8,260)
Balance, June 2022	$(110,014)	$(2,166)	$20,223	$(91,957)

	Three Months Ended June 2021
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2021	$(87,260)	$(1,815)	$(7,622)	$(96,697)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	4,068	—	1,348	5,416
Reclassifications to net income of previously deferred (gains) losses	—	(11)	2,323	2,312
Net other comprehensive income (loss)	4,068	(11)	3,671	7,728
Balance, June 2021	$(83,192)	$(1,826)	$(3,951)	$(88,969)

	Six Months Ended June 2022
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2021	$(93,125)	$(2,177)	$2,546	$(92,756)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(16,889)	—	20,366	3,477
Reclassifications to net income of previously deferred (gains) losses	—	11	(2,689)	(2,678)
Net other comprehensive income (loss)	(16,889)	11	17,677	799
Balance, June 2022	$(110,014)	$(2,166)	$20,223	$(91,957)

	Six Months Ended June 2021
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2020	$(80,178)	$(1,889)	$(12,740)	$(94,807)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(3,014)	—	4,197	1,183
Reclassifications to net income of previously deferred (gains) losses	—	63	4,592	4,655
Net other comprehensive income (loss)	(3,014)	63	8,789	5,838
Balance, June 2021	$(83,192)	$(1,826)	$(3,951)	$(88,969)

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended June		Six Months Ended June
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2022	2021	2022	2021
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$(7)	$14	$(15)	$(85)
Total before tax		(7)	14	(15)	(85)
Income taxes	Income taxes	2	(3)	4	22
Net of tax		(5)	11	(11)	(63)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(261)	$125	$(393)	$200
Foreign currency exchange contracts	Cost of goods sold	2,425	(1,428)	4,726	(2,833)
Foreign currency exchange contracts	Other (expense) income, net	2	(293)	(101)	(427)
Interest rate swap agreements	Interest expense	(745)	(1,494)	(2,011)	(3,007)
Total before tax		1,421	(3,090)	2,221	(6,067)
Income taxes	Income taxes	122	767	468	1,475
Net of tax		1,543	(2,323)	2,689	(4,592)
Total reclassifications for the period, net of tax		$1,538	$(2,312)	$2,678	$(4,655)

NOTE 10 — STOCK-BASED COMPENSATION
On April 1, 2022, the Company made its annual grant of equity awards under the Kontoor Brands, Inc. 2019 Stock Compensation Plan, including approximately 250,000 shares of performance-based restricted stock units ("PRSUs”) to employees, approximately 200,000 shares of time-based restricted stock units ("RSUs") to employees, and approximately 20,000 shares of RSUs to nonemployee members of the Board of Directors. The fair market value of Kontoor Common Stock at the date the awards were granted was $41.39 per share and was used to value the RSUs and Director RSUs. The performance criteria for the PRSUs was approved by the Talent and Compensation Committee of the Board of Directors on April 18, 2022. The fair market value of the stock on that date was $41.13, which was used to value the PRSUs.
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

NOTE 11 — INCOME TAXES
The effective income tax rate for the six months ended June 2022 was 20.0% compared to 19.3% in the 2021 period. The six months ended June 2022 and June 2021 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.2% and 0.6%, respectively. The effective tax rate without discrete items for the six months ended June 2022 was 20.2% compared to 19.9% in the 2021 period. The increase was primarily due to changes in our jurisdictional mix of earnings.
During the six months ended June 2022, the amount of net unrecognized tax benefits and associated interest increased by $0.5 million to $14.0 million. Management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.2 million within the next 12 fiscal months due to settlements of audits and expiration of statutes of limitations, all of which would reduce income tax expense.

19 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 12 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2022	2021	2022	2021
Net income	$61,995	$23,637	$142,805	$88,100
Basic weighted average shares outstanding	55,740	57,612	56,031	57,478
Dilutive effect of stock-based awards	971	1,744	1,284	1,651
Diluted weighted average shares outstanding	56,711	59,356	57,315	59,129
Earnings per share:
Basic earnings per common share	$1.11	$0.41	$2.55	$1.53
Diluted earnings per common share	$1.09	$0.40	$2.49	$1.49
For the three and six months ended June 2022 and June 2021, an immaterial number of anti-dilutive shares was excluded from the dilutive earnings per share calculation.
For the three and six months ended June 2022, a total of 0.2 million and 0.1 million shares, respectively, of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For both the three and six months ended June 2021, 0.2 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 13 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2031. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Six Months Ended June

(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$16,200	$19,338
Right-of-use operating assets obtained in exchange for new operating leases - non-cash activity	$1,922	$1,898

NOTE 14 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits.
No restructuring charges were recognized during the three and six months ended June 2022. All of the $0.3 million and $1.0 million of restructuring charges recognized during the three and six months ended June 2021, respectively, were reflected within "selling, general and administrative expenses," and primarily related to previously approved initiatives.
All of the $0.5 million total restructuring accrual reported in the Company's balance sheet at June 2022 is expected to be paid out within the next 12 months and was classified within "accrued liabilities." All of the $1.1 million total restructuring accrual reported in the Company's balance sheet at December 2021 was expected to be paid out within the next 12 months and was classified within "accrued liabilities."

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the components of restructuring charges:

	Three Months Ended		Six Months Ended
(In thousands)
	June 2022	June 2021	June 2022	June 2021
Severance and employee-related benefits	$—	$273	$—	$992
Total restructuring charges	$—	$273	$—	$992
The following table presents the restructuring costs by business segment:

	Three Months Ended		Six Months Ended
(In thousands)
	June 2022	June 2021	June 2022	June 2021
Wrangler	$—	$123	$—	$306
Lee	—	148	—	331
Corporate and other	—	2	—	355
Total	$—	$273	$—	$992
The following table presents activity in the restructuring accrual for the six-month period ended June 2022:

(In thousands)	Total

Accrual at December 2021	$1,079
Cash payments	(710)
Adjustments to accruals	139
Currency translation	(30)
Balance, June 2022	$478

NOTE 15 — SUBSEQUENT EVENT
On July 19, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.46 per share of the Company's Common Stock. The cash dividend will be payable on September 19, 2022, to shareholders of record at the close of business on September 9, 2022.

21 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

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
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, produces, procures, markets and distributes apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company's products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA") and Asia-Pacific ("APAC") regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending December 31, 2022 ("fiscal 2022"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended June 2022, December 2021 and June 2021 correspond to the fiscal periods ended July 2, 2022, January 1, 2022 and July 3, 2021, respectively.
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
Impact of COVID-19 and Other Recent Developments
The novel coronavirus (“COVID-19”) pandemic and related supply chain and market disruptions continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, although we do not have any significant operations within Russia or Ukraine, the conflict in these regions has caused disruption in the surrounding areas and greater uncertainty in the global economy.
We experienced store closures and disruptions in distribution in certain regions of China during the latter part of the first quarter of 2022 and throughout the second quarter of 2022 due to the resurgence of COVID-19 and the related lockdowns and restrictions, which had a significant impact on sales in APAC during the second quarter of 2022. We took actions to manage these impacts including the expansion of our credit lines in the region to ensure sufficient liquidity. Although many regions in China had generally returned to normal operations by the end of the second quarter of 2022, lockdowns and restrictions in certain regions and jurisdictions will continue to impact store closures and consumer behavior during the second half of 2022.
We continue to experience global supply chain disruptions, which have resulted in delays in product availability and higher freight and distribution costs, including air freight to expedite shipments to meet customer demand. We continue to work with our customers and vendors to minimize any impact. In addition, inflationary pressures increased key input costs and softened consumer demand late in the second quarter of 2022, and we expect these will continue to impact the second half of 2022.
While we anticipate continued disruption and volatility during the remainder of 2022, we believe that we are appropriately positioned to successfully manage through any known operational challenges.
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
We made significant investments to support the design and implementation of our global enterprise resource planning ("ERP") system and information technology infrastructure build-out, which was completed in 2021. Certain prior year comparisons are affected by ERP implementation costs incurred in the first half of 2021, as well as a shift in the timing of certain shipments from the second quarter to the first quarter of 2021 related to the Company's ERP implementation in North America and from the third quarter to the second quarter of 2021 related to the Company's ERP implementation in EMEA. These timing shifts will primarily have an impact on year-over-year quarterly comparisons but will not impact the full year.

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 22

We have now transitioned into our Horizon 2 multi-year strategic vision, "Catalyzing Growth" which outlines four growth catalysts: (i) expansion of our core U.S. Wholesale business, (ii) category extensions such as outdoor, tees and work, (iii) geographic expansion of our Wrangler® and Lee® brands, most notably in China, and (iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world. To support our growth initiatives, we approved plans in July 2022 to globalize our operating model and relocate our EMEA headquarters to Switzerland, for which we will incur an estimated $18.0 million in restructuring charges during the second half of 2022. In addition to continued organic investments in our brands and capabilities, the options in our capital allocation strategy are to (i) pay down debt; (ii) provide for a superior dividend payout; (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.

SECOND QUARTER OF FISCAL 2022 SUMMARY
•Net revenues increased 25% to $613.6 million compared to the three months ended June 2021, driven by growth in the U.S. Wholesale channel, partially offset by a decline in the Non-U.S. Wholesale and Direct-to-Consumer channels as discussed below.
•U.S. Wholesale revenues increased 44% compared to the three months ended June 2021, primarily due to a shift in the timing of shipments from the second quarter to the first quarter of 2021 due to the ERP implementation in North America, as well as growth in new business and our digital wholesale business. U.S. Wholesale revenues represented 77% of total revenues in the current period.
•Non-U.S. Wholesale revenues decreased 17% compared to the three months ended June 2021, due to a decline in our EMEA business driven by a shift in the timing of certain shipments from the third quarter to the second quarter of 2021 due to the ERP implementation in EMEA, a decline in our APAC business due to COVID-19 restrictions in China and a 7% unfavorable impact from foreign currency. Non-U.S. Wholesale revenues represented 13% of total revenues in the current period.
•Direct-to-Consumer revenues decreased 6% on a global basis compared to the three months ended June 2021, driven by a decline in retail store sales and a 3% unfavorable impact from foreign currency, partially offset by growth in our U.S. owned e-commerce sites. Direct-to-Consumer revenues represented 10% of total revenues in the current period.
•Gross margin decreased 260 basis points to 43.5% compared to the three months ended June 2021, primarily driven by increased product costs, higher air freight for expedited shipments to meet demand and unfavorable geographic mix impacts, primarily from the COVID-19 restrictions in China and ERP timing shifts in EMEA. These decreases were partially offset by benefits from strategic pricing.
•Selling, general & administrative expenses as a percentage of net revenues decreased to 29.0% compared to 38.9% for the three months ended June 2021, primarily due to lower compensation-related expense, as well as decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out. These decreases were partially offset by increases in demand creation, digital spending and distribution expense in the current period.
•Net income was $62.0 million compared to $23.6 million for the three months ended June 2021, due to the results discussed above.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
Net Revenues
The following table presents a summary of the changes in net revenues for the three and six months ended June 2022 as compared to June 2021:

(In millions)	Three Months Ended June	Six Months Ended June

Net revenues — 2021	$490.8	$1,142.5
Operations	131.4	164.7
Impact of foreign currency	(8.6)	(13.9)
Net revenues — 2022	$613.6	$1,293.3

23 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

Three Months Ended June 2022 Compared to the Three Months Ended June 2021
Net revenues increased 25% due to growth in the Wrangler and Lee segments. This revenue increase was attributable to a shift in the timing of shipments from the second quarter to the first quarter of 2021 due to the ERP implementation in North America, and growth in the U.S. in new business and digital wholesale. This increase was partially offset by a decline in our EMEA business driven by a shift in the timing of certain shipments from the third quarter to the second quarter of 2021 due to the ERP implementation in EMEA, a decline in our APAC business due to COVID-19 restrictions in China and a 2% unfavorable impact from foreign currency.
Six Months Ended June 2022 Compared to the Six Months Ended June 2021
Net revenues increased 13% due to growth in the Wrangler and Lee segments. This revenue increase was attributable to growth in our U.S. digital wholesale business, partially offset by a decline in our EMEA business driven by a shift in the timing of certain shipments from the third quarter to the second quarter of 2021 due to the ERP implementation in EMEA and a decline in our APAC business due to COVID-19 restrictions in China.
Additional details on revenues are provided in the section titled “Information by Business Segment.”
Other Components of the Statements of Operations
The following table presents components of the Company's statements of operations as a percent of net revenues:

	Three Months Ended June		Six Months Ended June

(Dollars in thousands)	2022	2021	2022	2021
Net revenues	$613,572	$490,765	$1,293,315	$1,142,527
Gross profit (net revenues less cost of goods sold)	$266,964	$226,124	$571,585	$526,704
As a percentage of total net revenues	43.5%	46.1%	44.2%	46.1%
Selling, general and administrative expenses	$178,219	$190,947	$374,619	$398,351
As a percentage of total net revenues	29.0%	38.9%	29.0%	34.9%
Operating income	$88,745	$35,177	$196,966	$128,353
As a percentage of total net revenues	14.5%	7.2%	15.2%	11.2%
Three Months Ended June 2022 Compared to the Three Months Ended June 2021
Gross margin decreased 260 basis points primarily driven by increased product costs, higher air freight for expedited shipments to meet demand and unfavorable geographic mix impacts, primarily from the COVID-19 restrictions in China and ERP timing shifts in EMEA. These decreases were partially offset by benefits from strategic pricing.
Selling, general and administrative expenses as a percentage of net revenues decreased to 29.0% compared to 38.9%, primarily due to lower compensation-related expense, as well as decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out, which were 5.0% of total net revenues for the three months ended June 2021. These decreases were partially offset by increases in demand creation, digital spending and distribution expense in the current period.
Six Months Ended June 2022 Compared to the Six Months Ended June 2021
Gross margin decreased 190 basis points primarily driven by increased product costs, higher air freight for expedited shipments to meet demand and unfavorable geographic mix impacts, primarily from the COVID-19 restrictions in China and ERP timing shifts in EMEA. These decreases were partially offset by benefits from strategic pricing.
Selling, general and administrative expenses as a percentage of net revenues decreased to 29.0% compared to 34.9%, primarily due to decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out, which were 4.3% of total net revenues for the six months ended June 2021, as well as lower compensation-related expense. These decreases were partially offset by increases in distribution expense, demand creation and digital spending in the current period.
The effective income tax rate for the six months ended June 2022 was 20.0% compared to 19.3% in the 2021 period. The six months ended June 2022 and June 2021 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.2% and 0.6%, respectively. The effective tax rate without discrete items for the six months ended June 2022 was 20.2% compared to 19.9% in the 2021 period. The increase was primarily due to changes in our jurisdictional mix of earnings.

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 24

Information by Business Segment
Management at each of the segments has direct control over and responsibility for corresponding net revenues and operating income, hereinafter termed "segment revenues" and "segment profit," respectively. Our management evaluates operating performance and makes investment and other decisions based on segment revenues and segment profit. Common costs for certain centralized functions are allocated to the segments as disclosed in the notes to the financial statements in the Company's 2021 Annual Report on Form 10-K.
The following tables present a summary of the changes in segment revenues and segment profit for the three and six months ended June 2022 as compared to the three and six months ended June 2021:
Segment Revenues:

	Three Months Ended June
(In millions)	Wrangler	Lee	Total
Segment revenues — 2021	$311.3	$176.0	$487.3
Operations	110.6	21.7	132.3
Impact of foreign currency	(4.0)	(4.6)	(8.6)
Segment revenues — 2022	$417.9	$193.1	$611.0

	Six Months Ended June
(In millions)	Wrangler	Lee	Total
Segment revenues — 2021	$710.1	$426.2	$1,136.3
Operations	127.3	38.0	165.2
Impact of foreign currency	(7.0)	(6.9)	(13.9)
Segment revenues — 2022	$830.4	$457.3	$1,287.6
Segment Profit:

	Three Months Ended June
(In millions)	Wrangler	Lee	Total
Segment profit — 2021	$52.8	$18.5	$71.3
Operations	22.4	4.8	27.3
Impact of foreign currency	(0.1)	(0.4)	(0.6)
Segment profit — 2022	$75.1	$22.9	$98.0

	Six Months Ended June
(In millions)	Wrangler	Lee	Total
Segment profit — 2021	$136.8	$69.6	$206.4
Operations	14.2	6.1	20.3
Impact of foreign currency	(0.5)	(0.6)	(1.1)
Segment profit — 2022	$150.5	$75.1	$225.6

25 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Segment revenues	$417.9	$311.3	34.2%	$830.4	$710.1	16.9%
Segment profit	$75.1	$52.8	42.2%	$150.5	$136.8	10.0%
Operating margin	18.0%	17.0%		18.1%	19.3%
Three Months Ended June 2022 Compared to the Three Months Ended June 2021
Global revenues for the Wrangler® brand increased 34%, driven by growth in the U.S. wholesale channel.
•Revenues in the Americas region increased 42%, primarily due to a shift in the timing of shipments from the second quarter to the first quarter of 2021 due to the ERP implementation in North America and growth in the U.S. Wholesale channel, driven by our Traditional and Western businesses, as well as new business. The U.S. direct-to-consumer channel increased 17%, with growth in our owned e-commerce sites partially offset by a decrease in retail store sales. Non-U.S. Americas wholesale revenues increased 109%, primarily due to new business growth and the ERP timing shift discussed above, partially offset by a 6% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 60%. The decrease was primarily in India, where we have transitioned to a licensed model, and a 4% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 26%, primarily driven by a shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation in EMEA and a 10% unfavorable impact from foreign currency.
Operating margin increased to 18.0%, compared to 17.0% for the 2021 period, primarily driven by benefits from strategic pricing and lower compensation-related expense, partially offset by higher product costs, unfavorable geographic mix, higher air freight for expedited shipments to meet demand and increased demand creation and digital spending in the current period.
Six Months Ended June 2022 Compared to the Six Months Ended June 2021
Global revenues for the Wrangler® brand increased 17%, driven by growth in the U.S. wholesale channel.
•Revenues in the Americas region increased 20%, primarily due to growth in the U.S. Wholesale channel which was driven by increases in the U.S. digital wholesale business and strength in our Western business. Non-U.S. Americas wholesale revenues increased 51%, primarily due to new business growth, partially offset by a 3% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 54%. The decrease was primarily in India, where we have transitioned to a licensed model, and a 3% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 3%, primarily driven by a 9% unfavorable impact from foreign currency and a shift in the timing of shipments from the third quarter to the second quarter of 2021 related to the ERP implementation in EMEA, partially offset by growth in the digital wholesale business.
Operating margin decreased to 18.1%, compared to 19.3% for the 2021 period, primarily driven by higher air freight for expedited shipments to meet demand, increased demand creation and digital spending, higher product and distribution costs and unfavorable geographic mix. These decreases were partially offset by benefits from strategic pricing and lower compensation-related expense.

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 26

Lee

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Segment revenues	$193.1	$176.0	9.7%	$457.3	$426.2	7.3%
Segment profit	$22.9	$18.5	23.9%	$75.1	$69.6	7.9%
Operating margin	11.9%	10.5%		16.4%	16.3%
Three Months Ended June 2022 Compared to the Three Months Ended June 2021
Global revenues for the Lee® brand increased 10%, driven by growth in the U.S. wholesale channel.
•Revenues in the Americas region increased 41%, primarily due to a 52% increase in the U.S. Wholesale channel. Increases in the U.S. Wholesale channel were primarily driven by a shift in the timing of shipments from the second quarter to the first quarter of 2021 due to the ERP implementation in North America and increases in the U.S. digital wholesale business. Non-U.S. Americas wholesale revenues increased 55% primarily due to the ERP timing shift discussed above.
•Revenues in the APAC region decreased 50%, primarily due to declines in wholesale revenues and direct-to-consumer sales in China due to COVID-19 restrictions, and a 2% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 23%, primarily due to a shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation in EMEA, a decrease in the digital wholesale business and an 11% unfavorable impact from foreign currency.
Operating margin increased to 11.9%, compared to 10.5% for the 2021 period, primarily driven by benefits from strategic pricing and lower compensation-related expense. These benefits were partially offset by unfavorable geographic mix, increased product and distribution costs and higher air freight for expedited shipments to meet demand.
Six Months Ended June 2022 Compared to the Six Months Ended June 2021
Global revenues for the Lee® brand increased 7% driven by growth in the U.S. wholesale channel.
•Revenues in the Americas region increased 21%, primarily due to a 26% increase in the U.S. Wholesale channel. Increases in the U.S. Wholesale channel were driven by increases in the U.S. digital wholesale business. Non-U.S. Americas wholesale revenues increased 19% due to the less significant impact of COVID-19 compared with the prior year period.
•Revenues in the APAC region decreased 18%, primarily due to a decline in wholesale revenues and decreased direct-to-consumer sales in China due to COVID-19 restrictions.
•Revenues in the EMEA region decreased 8%, primarily due to a 9% unfavorable impact from foreign currency and a shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation, partially offset by growth in the digital wholesale business.
Operating margin increased to 16.4%, compared to 16.3% for the 2021 period, primarily driven by benefits from strategic pricing, lower retail store expenses and lower compensation-related expense. These benefits were largely offset by higher air freight for expedited shipments to meet demand, unfavorable geographic mix, higher product and distribution costs and increased demand creation and digital spending.

27 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

Other
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Revenues	$2.6	$3.5	(25.4)%	$5.7	$6.2	(9.1)%
Profit (loss)	$—	$0.9	(94.5)%	$0.4	$0.1	596.6%
Operating margin	1.9%	25.5%		7.2%	0.9%

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Total reportable segment profit	$98.0	$71.3	37.4%	$225.6	$206.4	9.3%
Corporate and other expenses	(12.0)	(37.0)	(67.5)%	(32.0)	(78.5)	(59.3)%
Interest expense	(8.2)	(7.6)	7.8%	(16.3)	(19.4)	(16.3)%
Interest income	0.3	0.4	(29.7)%	0.8	0.7	12.7%
Profit related to other revenues	—	0.9	(94.5)%	0.4	0.1	596.6%
Income before income taxes	$78.1	$28.0	178.8%	$178.5	$109.2	63.5%
Three Months Ended June 2022 Compared to the Three Months Ended June 2021
Corporate and other expenses decreased $25.0 million, primarily due to decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out and the exit of the transition service agreements with our former parent in August 2021.
Interest expense increased $0.6 million, primarily due to higher borrowing rates for long-term debt during the three months ended June 2022, partially offset by lower amortization of original issue discount and debt issuance costs and lower average principal outstanding compared to the three months ended June 2021.
Six Months Ended June 2022 Compared to the Six Months Ended June 2021
Corporate and other expenses decreased $46.5 million, primarily due to decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out and the exit of the transition service agreements with our former parent in August 2021.
Interest expense decreased $3.2 million, primarily due to accelerated amortization of the original issue discount and debt issuance costs associated with early repayments on our Credit Facilities during the six months ended June 2021, as well as lower average principal outstanding compared to the six months ended June 2021.

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 28

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company continues to generate strong positive cash flows from operations and recently restructured its borrowing arrangements under more favorable terms, as discussed below. These debt obligations could restrict our future business strategies and could adversely impact our future results of operations, financial conditions or cash flows. We believe our strong positive cash flows from operations will be able to support our short-term liquidity needs as well as any future liquidity and capital requirements, in combination with available cash balances and borrowing capacity from our revolving credit facility.
On November 18, 2021, the Company completed a refinancing pursuant to which it issued $400.0 million of unsecured 4.125% senior notes due 2029 (the "Notes") and amended and restated its Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”), with mandatory repayments beginning in March 2023 and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto. The net proceeds from the offering of the Notes, together with $7.6 million of cash on hand, were used to repay $265.0 million of the principal amount outstanding under the Company's then existing term loan A, and all of the $133.0 million principal amount outstanding under the Company's then existing term loan B. Refer to Note 10 in the Company's 2021 Annual Report on Form 10-K and Note 6 to the Company's financial statements in this Form 10-Q for additional information regarding the Company’s debt obligations.
As of June 2022, the Company was in compliance with all applicable financial covenants under the Credit Agreement and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable financial covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of June 2022:

(In millions)	June 2022
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$487.9
Cash and cash equivalents	$145.3
(1) Available borrowing capacity under the Revolving Credit Facility is net of $12.1 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At June 2022, the Company had $25.6 million of borrowing availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. During the three months ended June 2022, the Company increased its borrowing capacity under its international line of credit in China in response to economic uncertainties resulting from COVID-19. As of June 2022, short-term borrowings included $4.6 million outstanding under international lines of credit and $0.2 million of other debt.
During the six months ended June 2022, the Company repurchased 1,494,853 shares of Common Stock for $62.5 million, including commissions, under its share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase. Of the $200.0 million authorized for repurchase under the share repurchase program, $62.0 million remained available for repurchase as of June 2022.
During the six months ended June 2022, the Company paid $51.5 million of dividends to its shareholders. On July 19, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.46 per share of the Company's Common Stock. The cash dividend will be payable on September 19, 2022, to shareholders of record at the close of business on September 9, 2022.
The Company intends to continue to pay cash dividends in future periods. The declaration and amount of any future dividends will be dependent upon multiple factors, including our financial condition, earnings, cash flows, capital requirements, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.

29 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

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
The following table presents our cash flows during the periods:

	Six Months Ended June

(In millions)	2022	2021
Cash provided (used) by:
Operating activities	$99.4	$120.2
Investing activities	$(11.6)	$(21.2)
Financing activities	$(120.7)	$(170.5)
Operating Activities
During the six months ended June 2022, cash provided by operating activities was $99.4 million as compared to $120.2 million in the prior year period. The decrease was primarily due to unfavorable changes in working capital accounts, primarily related to inventory and accrued liabilities, partially offset by favorable changes in accounts receivable, net income and accounts payable.
Investing Activities
During the six months ended June 2022, cash used by investing activities decreased $9.6 million as compared to the prior year period, primarily due to declines in capitalized computer software in the current year period.
Financing Activities
During the six months ended June 2022, cash used by financing activities was $120.7 million as compared to $170.5 million in the prior year period. The Company repurchased $62.5 million of Common Stock during the six months ended June 2022 and made $125.0 million of term loan repayments during the six months ended June 2021.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2021 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2021 that would require the use of funds. As of June 2022, there have been no material changes in the amounts disclosed in the 2021 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with Generally Accepted Accounting Principles. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated and combined financial statements included in the 2021 Annual Report on Form 10-K.
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known. Refer to Note 1 to the Company's financial statements in this Form 10-Q for considerations of COVID-19 and other recent developments.
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

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 30

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this report include, but are not limited to: risks associated with the COVID-19 pandemic, which could continue to result in closed factories and stores, reduced workforces, supply chain interruption, and reduced consumer traffic and purchasing; the level of consumer demand for apparel; intense industry competition; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the ability to accurately forecast demand for products; the Company’s ability to maintain the images of its brands; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; reliance on a small number of large customers; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; operational difficulties and additional expenses related to the Company’s design and implementation of its enterprise resource planning software system; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; foreign currency fluctuations; the impact of climate change and related legislative and regulatory responses; legal, regulatory, political and economic risks; changes to trade policy, including tariff and import/export regulations; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; the Company’s ability to maintain effective internal controls; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; disruption and volatility in the global capital and credit markets and its impact on the Company’s ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company’s business relating to its debt obligations; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; the failure to declare future cash dividends; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will continue to be exacerbated by the COVID-19 pandemic and any continued worsening of the global business and economic environment as a result.
More information on potential factors that could affect the Company's financial results are described in detail in the Company’s 2021 Annual Report on Form 10-K and in other reports and statements that the Company files with the Securities and Exchange Commission.

31 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

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

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 32

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Second quarter fiscal 2022	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Dollar value of shares that may yet be purchased under the program
April 3 - April 30	393,789	$41.17	393,789	$85,814,089
May 1 - May 28	548,837	38.90	548,837	64,463,066
May 29 - July 2	60,600	39.91	60,600	62,044,756
Total	1,003,226	$39.85	1,003,226
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

33 Kontoor Brands, Inc. Q2 FY22 Form 10-Q

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

Kontoor Brands, Inc. Q2 FY22 Form 10-Q 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: August 8, 2022	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

35 Kontoor Brands, Inc. Q2 FY22 Form 10-Q