Form 10-Q
period 2022-10-01
Kontoor Brands, Inc.
filed 2022-11-04
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of October 28, 2022 was 55,465,639.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2022	December 2021	September 2021
ASSETS
Current assets
Cash and cash equivalents	$58,053	$185,322	$215,442
Accounts receivable, net	234,569	289,800	269,874
Inventories	678,207	362,957	409,110
Prepaid expenses and other current assets	102,425	72,579	93,922
Total current assets	1,073,254	910,658	988,348
Property, plant and equipment, net	101,407	105,155	106,959
Operating lease assets	47,831	54,950	56,555
Intangible assets, net	13,242	14,638	14,975
Goodwill	209,012	212,213	212,503
Other assets	208,264	235,410	233,842
TOTAL ASSETS	$1,653,010	$1,533,024	$1,613,182
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$7,093	$249	$254
Current portion of long-term debt	7,500	—	18,125
Accounts payable	306,278	214,204	244,681
Accrued liabilities	167,690	217,164	218,058
Operating lease liabilities, current	18,885	24,195	23,480
Total current liabilities	507,446	455,812	504,598
Operating lease liabilities, noncurrent	30,255	32,993	36,329
Other liabilities	82,417	104,764	114,088
Long-term debt	824,793	791,317	773,413
Commitments and contingencies
Total liabilities	1,444,911	1,384,886	1,428,428
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at September 2022, December 2021 and September 2021	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 55,464,569 at September 2022; 56,381,466 at December 2021 and 57,550,958 at September 2021	—	—	—
Additional paid-in capital	237,934	218,259	207,963
Retained earnings	62,448	22,635	70,926
Accumulated other comprehensive loss	(92,283)	(92,756)	(94,135)
Total equity	208,099	148,138	184,754
TOTAL LIABILITIES AND EQUITY	$1,653,010	$1,533,024	$1,613,182
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2022	2021	2022	2021
Net revenues	$606,521	$652,298	$1,899,836	$1,794,825
Costs and operating expenses
Cost of goods sold	342,460	362,735	1,064,190	978,558
Selling, general and administrative expenses	188,995	203,583	563,614	601,934
Total costs and operating expenses	531,455	566,318	1,627,804	1,580,492
Operating income	75,066	85,980	272,032	214,333
Interest expense	(8,858)	(7,156)	(25,115)	(26,588)
Interest income	263	345	1,028	1,024
Other expense, net	(2,219)	(676)	(5,187)	(1,073)
Income before income taxes	64,252	78,493	242,758	187,696
Income taxes	13,169	15,080	48,870	36,183
Net income	$51,083	$63,413	$193,888	$151,513
Earnings per common share
Basic	$0.92	$1.10	$3.47	$2.63
Diluted	$0.90	$1.07	$3.40	$2.56
Weighted average shares outstanding
Basic	55,428	57,648	55,830	57,535
Diluted	56,550	59,282	57,060	59,180
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands)	2022	2021	2022	2021
Net income	$51,083	$63,413	$193,888	$151,513
Other comprehensive (loss) income
Net change in foreign currency translation	(11,568)	(6,572)	(28,457)	(9,586)
Net change in defined benefit pension plans	6	4	17	67
Net change in derivative financial instruments	11,236	1,402	28,913	10,191
Total other comprehensive (loss) income, net of related taxes	(326)	(5,166)	473	672
Comprehensive income	$50,757	$58,247	$194,361	$152,185
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$193,888	$151,513
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,827	26,675
Stock-based compensation	17,758	29,211
Provision for doubtful accounts	2,202	(130)
Other	8,536	7,601
Changes in operating assets and liabilities:
Accounts receivable	37,673	(41,369)
Inventories	(323,449)	(70,648)
Accounts payable	98,556	78,381
Income taxes	(11,682)	9,506
Accrued liabilities	(33,473)	28,864
Other assets and liabilities	(5,107)	(10,252)
Cash provided by operating activities	12,729	209,352
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(13,091)	(6,642)
Capitalized computer software	(7,633)	(23,536)
Other	(990)	(1,778)
Cash used by investing activities	(21,714)	(31,956)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	76,000	—
Repayments under revolving credit facility	(36,000)	—
Repayments of term loans	—	(125,000)
Repurchases of Common Stock	(62,494)	(10,006)
Dividends paid	(77,021)	(69,068)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(12,643)	(2,209)
Other	7,002	(562)
Cash used by financing activities	(105,156)	(206,845)
Effect of foreign currency rate changes on cash and cash equivalents	(13,128)	(3,247)
Net change in cash and cash equivalents	(127,269)	(32,696)
Cash and cash equivalents – beginning of period	185,322	248,138
Cash and cash equivalents – end of period	$58,053	$215,442
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2021	56,381	$—	$218,259	$22,635	$(92,756)	$148,138
Net income	—	—	—	80,810	—	80,810
Stock-based compensation, net	387	—	6,462	(11,833)	—	(5,371)
Other comprehensive income	—	—	—	—	9,059	9,059
Dividends on Common Stock ($0.46 per share)	—	—	—	(26,033)	—	(26,033)
Repurchases of Common Stock	(492)	—	—	(22,513)	—	(22,513)
Balance, March 2022	56,276	$—	$224,721	$43,066	$(83,697)	$184,090
Net income	—	—	—	61,995	—	61,995
Stock-based compensation, net	109	—	7,320	(500)	—	6,820
Other comprehensive loss	—	—	—	—	(8,260)	(8,260)
Dividends on Common Stock ($0.46 per share)	—	—	—	(25,475)	—	(25,475)
Repurchases of Common Stock	(1,003)	—	—	(39,981)	—	(39,981)
Balance, June 2022	55,382	$—	$232,041	$39,105	$(91,957)	$179,189
Net income	—	—	—	51,083	—	51,083
Stock-based compensation, net	83	—	5,893	(2,227)	—	3,666
Other comprehensive loss	—	—	—	—	(326)	(326)
Dividends on Common Stock ($0.46 per share)	—	—	—	(25,513)	—	(25,513)
Balance, September 2022	55,465	$—	$237,934	$62,448	$(92,283)	$208,099

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2020	57,255	$—	$172,297	$7,151	$(94,807)	$84,641
Net income	—	—	—	64,463	—	64,463
Stock-based compensation, net	259	—	14,472	(4,458)	—	10,014
Other comprehensive loss	—	—	—	—	(1,890)	(1,890)
Dividends on Common Stock ($0.40 per share)	—	—	—	(22,964)	—	(22,964)
Balance, March 2021	57,514	$—	$186,769	$44,192	$(96,697)	$134,264
Net income	—	—	—	23,637	—	23,637
Stock-based compensation, net	118	—	12,007	(698)	—	11,309
Other comprehensive income	—	—	—	—	7,728	7,728
Dividends on Common Stock ($0.40 per share)	—	—	—	(23,052)	—	(23,052)
Balance, June 2021	57,632	$—	$198,776	$44,079	$(88,969)	$153,886
Net income	—	—	—	63,413	—	63,413
Stock-based compensation, net	104	—	9,187	(3,508)	—	5,679
Other comprehensive loss	—	—	—	—	(5,166)	(5,166)
Dividends on Common Stock ($0.40 per share)	—	—	—	(23,052)	—	(23,052)
Repurchases of Common Stock	(185)	—	—	(10,006)	—	(10,006)
Balance, September 2021	57,551	$—	$207,963	$70,926	$(94,135)	$184,754
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending December 31, 2022 ("fiscal 2022"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended September 2022, December 2021 and September 2021 correspond to the fiscal periods ended October 1, 2022, January 1, 2022 and October 2, 2021, respectively.
Macroeconomic Environment Impact, Including COVID-19 Specific Considerations
Macroeconomic pressures including inflation, rising interest rates and recessionary concerns, as well as ongoing global supply chain disruptions and the novel coronavirus (“COVID-19”) pandemic, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, although we do not have any significant operations within Russia or Ukraine, the conflict in these regions has caused disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration and contract termination, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments, and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 6 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of macroeconomic conditions, global supply chain disruptions, COVID-19 and the Russia-Ukraine conflict. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and nine months ended September 2022 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2022. The unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements included in the Company's 2021 Annual Report on Form 10-K for the fiscal year ended January 1, 2022, as filed with the Securities and Exchange Commission on March 2, 2022 ("2021 Annual Report on Form 10-K").
Recently Issued Accounting Standards
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
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-04, "Disclosure of Supplier Finance Program Obligations," which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs, outstanding confirmed amounts as of period end, a description of where those obligations are presented in the balance sheet and a rollforward of obligations. This guidance is effective for the Company beginning in the first quarter of 2023, except for the obligation rollforward requirement which is effective beginning in the first quarter of 2024, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and related disclosures in relation to certain of the Company's programs.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — REVENUES
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	September 2022	December 2021	September 2021
Accounts receivable, net	$234,569	$289,800	$269,874
Contract assets (a)	6,599	3,093	3,702
Contract liabilities (b)	919	2,258	2,118
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three and nine months ended September 2022 and September 2021, revenue recognized that was included in contract liabilities as of December 2021 and December 2020, respectively, was not significant.
As of September 2022, the Company has contractual rights under its licensing agreements to receive $50.4 million of fixed consideration related to the future minimum guarantees through December 2028. As of September 2022, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the three and nine months ended September 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant. The variable consideration under these arrangements is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography. Revenues from licensing arrangements have been included within the U.S. or Non-U.S. Wholesale channels, based on the respective region where the licensee sells the product. Direct-to-Consumer revenues include sales at company-operated Wrangler® and Lee® branded full-price and outlet stores, digital sales at www.wrangler.com and www.lee.com and sales from international concession arrangements.
Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel. Other also included sales of third-party branded merchandise at company-owned outlet stores through the first quarter of 2021.

	Three Months Ended September 2022

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$324,564	$84,122	$1,771	$410,457
Non-U.S. Wholesale	50,448	81,682	28	132,158
Direct-to-Consumer	31,149	32,661	96	63,906
Total	$406,161	$198,465	$1,895	$606,521

Geographic revenues
U.S.	$351,624	$98,862	$1,867	$452,353
International	54,537	99,603	28	154,168
Total	$406,161	$198,465	$1,895	$606,521

9 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 2021

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$344,277	$105,779	$2,226	$452,282
Non-U.S. Wholesale	48,558	86,494	446	135,498
Direct-to-Consumer	28,673	35,700	6	64,379
Other	—	—	139	139
Total	$421,508	$227,973	$2,817	$652,298

Geographic revenues
U.S.	$368,507	$121,951	$2,371	$492,829
International	53,001	106,022	446	159,469
Total	$421,508	$227,973	$2,817	$652,298

	Nine Months Ended September 2022

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$1,003,753	$341,125	$6,425	$1,351,303
Non-U.S. Wholesale	143,724	212,591	903	357,218
Direct-to-Consumer	89,051	102,022	242	191,315
Total	$1,236,528	$655,738	$7,570	$1,899,836

Geographic revenues
U.S.	$1,078,998	$384,035	$6,667	$1,469,700
International	157,530	271,703	903	430,136
Total	$1,236,528	$655,738	$7,570	$1,899,836

	Nine Months Ended September 2021

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$919,176	$309,673	$6,386	$1,235,235
Non-U.S. Wholesale	137,206	232,984	1,888	372,078
Direct-to-Consumer	75,249	111,478	19	186,746
Other	—	—	766	766
Total	$1,131,631	$654,135	$9,059	$1,794,825

Geographic revenues
U.S.	$982,532	$356,362	$7,171	$1,346,065
International	149,099	297,773	1,888	448,760
Total	$1,131,631	$654,135	$9,059	$1,794,825

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 10

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
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended September		Nine Months Ended September

(In thousands)	2022	2021	2022	2021
Segment revenues:
Wrangler	$406,161	$421,508	$1,236,528	$1,131,631
Lee	198,465	227,973	655,738	654,135
Total reportable segment revenues	604,626	649,481	1,892,266	1,785,766
Other revenues	1,895	2,817	7,570	9,059
Total net revenues	$606,521	$652,298	$1,899,836	$1,794,825
Segment profit:
Wrangler	$75,597	$77,184	$226,049	$214,001
Lee	26,703	42,969	101,837	112,583
Total reportable segment profit	$102,300	$120,153	$327,886	$326,584
Corporate and other expenses	(28,775)	(35,051)	(60,774)	(113,585)
Interest expense	(8,858)	(7,156)	(25,115)	(26,588)
Interest income	263	345	1,028	1,024
(Loss) profit related to other revenues	(678)	202	(267)	261
Income before income taxes	$64,252	$78,493	$242,758	$187,696

11 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The Company reviews the estimates used to calculate the allowance for doubtful accounts on a quarterly basis.
The following table presents a rollforward of the allowance for doubtful accounts:

	Nine Months Ended September

(In thousands)	2022	2021
Balance, December	$11,705	$19,143
Provisions for expected credit losses	2,116	(130)
Accounts receivable balances written off (1)	(1,069)	(6,526)
Other (2)	(1,197)	(633)
Balance, September	$11,555	$11,854
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
During the nine months ended September 2022 and September 2021, the Company sold total trade accounts receivable of $1,016.0 million and $943.2 million, respectively. As of September 2022, December 2021 and September 2021, $197.8 million, $170.6 million and $197.7 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $1.4 million and $3.0 million for the three and nine months ended September 2022, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 2021, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	September 2022	December 2021	September 2021
Finished products	$584,480	$293,427	$342,008
Work-in-process	37,823	32,346	29,596
Raw materials	55,904	37,184	37,506
Total inventories	$678,207	$362,957	$409,110

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 6 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At September 2022, December 2021 and September 2021, the Company had $24.3 million, $10.1 million and $10.1 million, respectively, of borrowing availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There was $6.9 million of outstanding balances under these arrangements at September 2022, and no outstanding balances at December 2021 and September 2021. In addition, short-term borrowings at September 2022, December 2021 and September 2021 included other debt of $0.2 million, $0.2 million and $0.3 million, respectively.
Long-term Debt
The following table presents the components of long-term debt as recorded in the Company's balance sheets:

(In thousands)	September 2022	December 2021	September 2021
Revolving Credit Facility	$40,000	$—	$—
Term Loan A	397,822	397,427	660,738
Term Loan B	—	—	130,800
4.125% Notes, due 2029	394,471	393,890	—
Total long-term debt	832,293	791,317	791,538
Less: current portion	(7,500)	—	(18,125)
Long-term debt, due beyond one year	$824,793	$791,317	$773,413
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
Term Loan A had an outstanding principal amount of $400.0 million at both September 2022 and December 2021, and at September 2021, the then existing term loan A had an outstanding principal amount of $665.0 million. These balances are reported net of unamortized deferred financing costs. As of September 2022, interest expense on Term Loan A was being recorded at an effective annual interest rate of 3.7%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of September 2022, the Company had $40.0 million of outstanding borrowings under the Revolving Credit Facility and $12.1 million of outstanding standby letters of credit issued on behalf of the Company, leaving $447.9 million available for borrowing against this facility.
The interest rate per annum applicable to the Credit Agreement is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of September 2022, the Company was in compliance with all financial covenants and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements.

13 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
The Notes had an outstanding principal amount of $400.0 million at both September 2022 and December 2021. This balance is reported net of unamortized deferred financing costs. As of September 2022, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture governing the Notes contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of September 2022, the Company was in compliance with the Indenture.
Refer to Note 10 in the Company's 2021 Annual Report on Form 10-K for additional information regarding the Company’s debt obligations.
Total cash paid for interest, net of amounts capitalized, was $18.7 million and $22.7 million during the nine months ended September 2022 and September 2021, respectively.

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

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

September 2022
Financial assets:
Cash equivalents:
Money market funds	$25,911	$25,911	$—	$—
Time deposits	2,230	2,230	—	—
Foreign currency exchange contracts	21,359	—	21,359	—
Interest rate swap agreements	11,494	—	11,494	—
Investment securities	41,950	41,950	—	—
Financial liabilities:
Foreign currency exchange contracts	186	—	186	—
Deferred compensation	43,142	—	43,142	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2021
Financial assets:
Cash equivalents:
Money market funds	$110,050	$110,050	$—	$—
Time deposits	3,644	3,644	—	—
Foreign currency exchange contracts	7,321	—	7,321	—
Investment securities	57,613	57,613	—	—
Financial liabilities:
Foreign currency exchange contracts	1,972	—	1,972	—
Interest rate swap agreements	6,052	—	6,052	—
Deferred compensation	58,791	—	58,791	—
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
Additionally, at September 2022, the carrying value of the Company's long-term debt was $832.3 million compared to a fair value of $751.0 million. At December 2021, the carrying value of the Company's long-term debt was $791.3 million compared to a fair value of $797.5 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At September 2022 and December 2021, their carrying values approximated fair value due to the short-term nature of these instruments.

15 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $292.8 million at September 2022, $297.4 million at December 2021 and $298.9 million at September 2021, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in LIBOR rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $300.0 million at September 2022 and $350.0 million at both December 2021 and September 2021. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of September 2022. A limited number of foreign currency exchange contracts intended to hedge assets and liabilities are not designated as hedges for accounting purposes.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	September	December	September	September	December	September
(In thousands)	2022	2021	2021	2022	2021	2021

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$21,329	$7,321	$7,057	$(186)	$(1,972)	$(2,545)
Interest rate swap agreements	11,494	—	—	—	(6,052)	(10,582)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	30	—	73	—	—	—
Total derivatives	$32,853	$7,321	$7,130	$(186)	$(8,024)	$(13,127)
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

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	September 2022		December 2021		September 2021

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$32,853	$(186)	$7,321	$(8,024)	$7,130	$(13,127)
Gross amounts not offset in the balance sheet	(186)	186	(1,636)	1,636	(1,560)	1,560
Net amounts	$32,667	$—	$5,685	$(6,388)	$5,570	$(11,567)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	September 2022	December 2021	September 2021
Prepaid expenses and other current assets	$18,523	$6,356	$6,440
Accrued liabilities	(134)	(1,623)	(2,110)
Other assets	14,330	965	690
Other liabilities	(52)	(6,401)	(11,017)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended September		Nine Months Ended September

Cash Flow Hedging Relationships	2022	2021	2022	2021
Foreign currency exchange contracts	$12,414	$1,408	$26,654	$4,311
Interest rate swap agreements	5,327	(264)	15,881	1,213
Total	$17,741	$1,144	$42,535	$5,524

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended September		Nine Months Ended September

Location of Gain (Loss)	2022	2021	2022	2021
Net revenues	$(401)	$47	$(794)	$247
Cost of goods sold	4,228	58	8,954	(2,775)
Other expense, net	168	(170)	67	(597)
Interest expense	346	(1,507)	(1,665)	(4,515)
Total	$4,341	$(1,572)	$6,562	$(7,640)

17 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

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
The following table presents a summary of these derivatives included in the Company's statements of operations:

	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
(In thousands)		Three Months Ended September		Nine Months Ended September
Derivatives Not Designated as Hedges

		2022	2021	2022	2021
Foreign currency exchange contracts	Net revenues	$—	$—	$—	$(104)
	Cost of goods sold	13	18	84	4
	Other expense, net	—	205	—	325
Total		$13	$223	$84	$225
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and nine months ended September 2022 and September 2021.
At September 2022, AOCL included $27.3 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 9 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
The Company did not repurchase any shares of Common Stock during the three months ended September 2022. During the nine months ended September 2022, the Company repurchased 1,494,853 shares of Common Stock for $62.5 million, including commissions, under its share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase.
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
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	September 2022	December 2021	September 2021
Foreign currency translation	$(121,582)	$(93,125)	$(89,764)
Defined benefit pension plans	(2,160)	(2,177)	(1,822)
Derivative financial instruments	31,459	2,546	(2,549)
Accumulated other comprehensive loss	$(92,283)	$(92,756)	$(94,135)

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended September 2022
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, June 2022	$(110,014)	$(2,166)	$20,223	$(91,957)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(11,568)	—	15,078	3,510
Reclassifications to net income of previously deferred (gains) losses	—	6	(3,842)	(3,836)
Net other comprehensive income (loss)	(11,568)	6	11,236	(326)
Balance, September 2022	$(121,582)	$(2,160)	$31,459	$(92,283)

	Three Months Ended September 2021
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2021	$(83,192)	$(1,826)	$(3,951)	$(88,969)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(6,572)	—	434	(6,138)
Reclassifications to net income of previously deferred (gains) losses	—	4	968	972
Net other comprehensive income (loss)	(6,572)	4	1,402	(5,166)
Balance, September 2021	$(89,764)	$(1,822)	$(2,549)	$(94,135)

	Nine Months Ended September 2022
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2021	$(93,125)	$(2,177)	$2,546	$(92,756)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(28,457)	—	35,444	6,987
Reclassifications to net income of previously deferred (gains) losses	—	17	(6,531)	(6,514)
Net other comprehensive income (loss)	(28,457)	17	28,913	473
Balance, September 2022	$(121,582)	$(2,160)	$31,459	$(92,283)

	Nine Months Ended September 2021
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2020	$(80,178)	$(1,889)	$(12,740)	$(94,807)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(9,586)	—	4,631	(4,955)
Reclassifications to net income of previously deferred (gains) losses	—	67	5,560	5,627
Net other comprehensive income (loss)	(9,586)	67	10,191	672
Balance, September 2021	$(89,764)	$(1,822)	$(2,549)	$(94,135)

19 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended September		Nine Months Ended September
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2022	2021	2022	2021
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$(8)	$(4)	$(23)	$(89)
Total before tax		(8)	(4)	(23)	(89)
Income taxes	Income taxes	2	—	6	22
Net of tax		(6)	(4)	(17)	(67)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(401)	$47	$(794)	$247
Foreign currency exchange contracts	Cost of goods sold	4,228	58	8,954	(2,775)
Foreign currency exchange contracts	Other expense, net	168	(170)	67	(597)
Interest rate swap agreements	Interest expense	346	(1,507)	(1,665)	(4,515)
Total before tax		4,341	(1,572)	6,562	(7,640)
Income taxes	Income taxes	(499)	604	(31)	2,080
Net of tax		3,842	(968)	6,531	(5,560)
Total reclassifications for the period, net of tax		$3,836	$(972)	$6,514	$(5,627)

NOTE 10 — INCOME TAXES
The effective income tax rate for the nine months ended September 2022 was 20.1% compared to 19.3% in the 2021 period. The nine months ended September 2022 included a net discrete tax expense primarily related to the revaluation of deferred tax balances due to a change in tax jurisdiction, partially offset by benefits from stock-based compensation. The net discrete tax expense for the nine months ended September 2022 increased the effective income tax rate by 0.7%. The nine months ended September 2021 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.7%. The effective tax rate without discrete items for the nine months ended September 2022 was 19.4% compared to 20.0% in the 2021 period. The decrease was primarily due to changes in our jurisdictional mix of earnings.
During the nine months ended September 2022, the amount of net unrecognized tax benefits and associated interest increased by $0.6 million to $14.1 million. Management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $0.2 million within the next 12 fiscal months due to settlements of audits and expiration of statutes of limitations, all of which would reduce income tax expense.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 11 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2022	2021	2022	2021
Net income	$51,083	$63,413	$193,888	$151,513
Basic weighted average shares outstanding	55,428	57,648	55,830	57,535
Dilutive effect of stock-based awards	1,122	1,634	1,230	1,645
Diluted weighted average shares outstanding	56,550	59,282	57,060	59,180
Earnings per share:
Basic earnings per common share	$0.92	$1.10	$3.47	$2.63
Diluted earnings per common share	$0.90	$1.07	$3.40	$2.56
For the three and nine months ended September 2022 and September 2021, an immaterial number of anti-dilutive shares was excluded from the dilutive earnings per share calculation.
For the three and nine months ended September 2022, a total of 0.4 million and 0.3 million shares, respectively, of performance-based restricted stock units ("PRSUs") were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For the three and nine months ended September 2021, a total of 0.4 million and 0.3 million shares, respectively, of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 12 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2032. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Nine Months Ended September

(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$22,608	$27,815
Right-of-use operating assets obtained in exchange for new operating leases - non-cash activity	$12,780	$3,330

NOTE 13 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits. During the third quarter of 2022, the Company approved plans to globalize our operating model and relocate our European headquarters to Geneva, Switzerland.
All of the $13.7 million of restructuring charges recognized during the three and nine months ended September 2022 were reflected within "selling, general and administrative expenses," and related to the globalization of the Company's operating model and relocation of the European headquarters. All of the $1.0 million of restructuring charges recognized during the nine months ended September 2021 were reflected within "selling, general and administrative expenses," and primarily related to previously approved initiatives.
All of the $13.7 million restructuring accrual reported in the Company's balance sheet at September 2022 is expected to be paid out within the next 12 months and was classified within "accrued liabilities." All of the $1.1 million restructuring accrual reported in the Company's balance sheet at December 2021 was expected to be paid out within the next 12 months and was classified within "accrued liabilities."

21 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the components of restructuring charges:

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2022	2021	2022	2021
Severance and employee-related benefits	$13,688	$—	$13,688	$992
Total restructuring charges	$13,688	$—	$13,688	$992
The following table presents the restructuring costs by business segment:

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2022	2021	2022	2021
Wrangler	$—	$—	$—	$306
Lee	—	—	—	331
Corporate and other	13,688	—	13,688	355
Total	$13,688	$—	$13,688	$992
The following table presents activity in the restructuring accrual for the nine-month period ended September 2022:

(In thousands)	Total

Accrual at December 2021	$1,079
Charges	13,688
Cash payments	(957)
Adjustments to accruals	145
Currency translation	(222)
Balance, September 2022	$13,733

NOTE 14 — SUBSEQUENT EVENT
On October 21, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of the Company's Common Stock. The cash dividend will be payable on December 19, 2022, to shareholders of record at the close of business on December 9, 2022.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 22

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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending December 31, 2022 ("fiscal 2022"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended September 2022, December 2021 and September 2021 correspond to the fiscal periods ended October 1, 2022, January 1, 2022 and October 2, 2021, respectively.
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
Macroeconomic Environment Impact, Including COVID-19 Specific Considerations
Macroeconomic pressures including inflation, rising interest rates and recessionary concerns, as well as ongoing global supply chain disruptions and the novel coronavirus (“COVID-19”) pandemic, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, although we do not have any significant operations within Russia or Ukraine, the conflict in these regions has caused disruption in the surrounding areas and greater uncertainty in the global economy.
Inflationary pressures increased key input costs and softened consumer demand beginning late in the second quarter of 2022 and continued through the third quarter of 2022. The rise in interest rates during the third quarter of 2022 also contributed to reduced consumer discretionary spending. These factors have contributed to retailer actions to reduce inventory levels resulting in reduced demand and corresponding lower shipments during the third quarter of 2022, and are expected to have some ongoing impact in the fourth quarter of 2022.
While global supply chain disruptions became less prevalent during the third quarter of 2022, port congestion and other transportation delays continued but were less impactful to our operations. During the third quarter of 2022, we reduced our use of air freight and utilized the increased availability of ocean freight. We continue to work with our customers and vendors, manage our on-hand inventory, meet ongoing customer demand and minimize supply chain impacts.
We experienced store closures, disruptions in distribution and restrictions on consumer mobility in certain regions of China during the latter part of the first quarter of 2022 and throughout the second and third quarters of 2022 due to COVID-19 and related restrictions, which had a significant impact on sales in APAC. We took actions to manage these impacts including the expansion of our credit lines in the region during the second quarter of 2022 to ensure sufficient liquidity. Although certain regions in China had generally returned to normal operations by the end of the second quarter of 2022, other regions experienced restrictions during the third quarter of 2022, and we expect lockdowns and restrictions in China to continue to impact store closures and consumer behavior during the fourth quarter of 2022.
While we anticipate continued disruption and volatility during the fourth quarter of 2022 and future periods, we believe that we are appropriately positioned to successfully manage through known operational challenges. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
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

23 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

We made significant investments to support the design and implementation of our global enterprise resource planning ("ERP") system and information technology infrastructure build-out, which was completed in 2021. In 2022, we continued to invest in areas such as digital and information technology that leverage our global ERP platform. Certain prior year comparisons are affected by ERP implementation costs incurred in 2021, including $17.8 million during the third quarter of 2021, as well as a shift in the timing of certain shipments from the third quarter to the second quarter of 2021 related to the Company's ERP implementation in EMEA. This timing shift will primarily have an impact on year-over-year quarterly comparisons but will not impact the full year.
We have now transitioned into our Horizon 2 multi-year strategic vision, "Catalyzing Growth" which outlines four growth catalysts: (i) expansion of our core U.S. Wholesale business, (ii) category extensions such as outdoor, tees and work, (iii) geographic expansion of our Wrangler® and Lee® brands, most notably in China, and (iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world. To support our growth initiatives, we approved plans during the third quarter of 2022 to globalize our operating model and relocate our European headquarters to Geneva, Switzerland. During the third quarter of 2022, we incurred $13.7 million related to severance and employee-related benefits and $1.0 million of other costs associated with these actions. We do not expect material charges in future periods. Refer to Note 13 to the Company's financial statements for additional information related to restructuring charges. In addition to continued organic investments in our brands and capabilities, the options in our capital allocation strategy are to (i) pay down debt; (ii) provide for a superior dividend payout; (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.

THIRD QUARTER OF FISCAL 2022 SUMMARY
•Net revenues decreased 7% to $606.5 million compared to the three months ended September 2021, including a 2% unfavorable impact from foreign currency and declines in all channels as discussed below.
•U.S. Wholesale revenues decreased 9% compared to the three months ended September 2021, primarily due to lower shipments across the channel, including our digital wholesale business, driven by retailer actions to reduce inventory levels. U.S. Wholesale revenues represented 68% of total revenues in the current period.
•Non-U.S. Wholesale revenues decreased 2% compared to the three months ended September 2021, driven by a 10% unfavorable impact from foreign currency and a decline in our APAC business due to COVID-19 restrictions in China, partially offset by an increase in our EMEA business driven by a shift in the timing of certain shipments from the third quarter to the second quarter of 2021 due to the ERP implementation and growth in Non-U.S. Americas revenues due to higher sales in Mexico. Non-U.S. Wholesale revenues represented 22% of total revenues in the current period.
•Direct-to-Consumer revenues decreased 1% on a global basis compared to the three months ended September 2021, driven by a 4% unfavorable impact from foreign currency and a decline in retail store sales, partially offset by growth in our U.S. owned e-commerce sites. Direct-to-Consumer revenues represented 11% of total revenues in the current period.
•Gross margin decreased 90 basis points to 43.5% compared to the three months ended September 2021, primarily driven by increased product and ocean freight costs due to inflationary pressures, as well as higher provisions for inventory losses. These decreases were partially offset by benefits from strategic pricing, lower air freight costs, favorable channel and product mix and a shift in the timing of certain shipments from the third quarter to the second quarter of 2021 related to the Company's ERP implementation in EMEA.
•Selling, general & administrative expenses as a percentage of net revenues remained flat at 31.2%. Lower compensation-related expense and decreased costs related to demand creation were offset by ongoing investments in digital and information technology and increases in provisions for expected credit losses and distribution expense compared to the prior period. As previously noted, comparisons between periods are affected by costs incurred related to the globalization of the Company's operating model and relocation of the European headquarters in the current period and prior year costs related to the Company's global ERP implementation and information technology infrastructure build-out during the three months ended September 2021.
•Net income was $51.1 million compared to $63.4 million for the three months ended September 2021, due to the results discussed above.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 24

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
Net Revenues
The following table presents a summary of the changes in net revenues for the three and nine months ended September 2022 as compared to September 2021:

(In millions)	Three Months Ended September	Nine Months Ended September

Net revenues — 2021	$652.3	$1,794.8
Operations	(29.6)	135.2
Impact of foreign currency	(16.2)	(30.2)
Net revenues — 2022	$606.5	$1,899.8
Three Months Ended September 2022 Compared to the Three Months Ended September 2021
Net revenues decreased 7% due to declines in the Wrangler and Lee segments and a 2% unfavorable impact from foreign currency. This revenue decrease was primarily attributable to lower shipments across the U.S. Wholesale channel, including our U.S. digital wholesale business, driven by retailer actions to reduce inventory levels. Additionally, net revenues were impacted by a decline in our APAC business due to COVID-19 restrictions in China. These decreases were partially offset by an increase in our EMEA business driven by a shift in the timing of certain shipments from the third quarter to the second quarter of 2021 due to the ERP implementation in EMEA.
Nine Months Ended September 2022 Compared to the Nine Months Ended September 2021
Net revenues increased 6% due to growth in the Wrangler and Lee segments, including a 2% unfavorable impact from foreign currency. This revenue increase was attributable to growth in the U.S. driven by new business and digital wholesale, partially offset by a decline in our APAC business due to COVID-19 restrictions in China.
Additional details on revenues are provided in the section titled “Information by Business Segment.”
Other Components of the Statements of Operations
The following table presents components of the Company's statements of operations as a percent of net revenues:

	Three Months Ended September		Nine Months Ended September

(Dollars in thousands)	2022	2021	2022	2021
Net revenues	$606,521	$652,298	$1,899,836	$1,794,825
Gross profit (net revenues less cost of goods sold)	$264,061	$289,563	$835,646	$816,267
As a percentage of total net revenues	43.5%	44.4%	44.0%	45.5%
Selling, general and administrative expenses	$188,995	$203,583	$563,614	$601,934
As a percentage of total net revenues	31.2%	31.2%	29.7%	33.5%
Operating income	$75,066	$85,980	$272,032	$214,333
As a percentage of total net revenues	12.4%	13.2%	14.3%	11.9%

25 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

Three Months Ended September 2022 Compared to the Three Months Ended September 2021
Gross margin decreased 90 basis points primarily driven by increased product and ocean freight costs due to inflationary pressures, as well as higher provisions for inventory losses. These decreases were partially offset by benefits from strategic pricing, lower air freight costs, favorable channel and product mix and a shift in the timing of certain shipments from the third quarter to the second quarter of 2021 related to the Company's ERP implementation in EMEA.
Selling, general and administrative expenses as a percentage of net revenues remained flat at 31.2%. Lower compensation-related expense and decreased costs related to demand creation were offset by ongoing investments in digital and information technology and increases in provisions for expected credit losses and distribution expense compared to the prior period. During the three months ended September 2022, costs related to the globalization of the Company's operating model and relocation of the European headquarters were 2.4% of total net revenues. During the three months ended September 2021, costs related to the Company's global ERP implementation and information technology infrastructure build-out were 2.7% of total net revenues.
Nine Months Ended September 2022 Compared to the Nine Months Ended September 2021
Gross margin decreased 150 basis points primarily driven by increased product and ocean freight costs due to inflationary pressures and higher air freight for expedited shipments to meet demand during the first half of the year. These decreases were partially offset by benefits from strategic pricing.
Selling, general and administrative expenses as a percentage of net revenues decreased to 29.7% compared to 33.5%, primarily due to lower compensation-related expense, as well as decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out, which were 3.8% of total net revenues for the nine months ended September 2021. These decreases were partially offset by costs related to the globalization of the Company's operating model and relocation of the European headquarters, which were 0.8% of total net revenues for the nine months ended September 2022, and increases in distribution expense in the current period.
The effective income tax rate for the nine months ended September 2022 was 20.1% compared to 19.3% in the 2021 period. The nine months ended September 2022 included a net discrete tax expense primarily related to the revaluation of deferred tax balances due to a change in tax jurisdiction, partially offset by benefits from stock-based compensation. The net discrete tax expense for the nine months ended September 2022 increased the effective income tax rate by 0.7%. The nine months ended September 2021 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.7%. The effective tax rate without discrete items for the nine months ended September 2022 was 19.4% compared to 20.0% in the 2021 period. The decrease was primarily due to changes in our jurisdictional mix of earnings.
On August 16, 2022, the U.S. enacted H.R. 5376, which, among other things, implements a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. Based on our current analysis, these tax law changes are not expected to have a material impact on the Company’s financial statements.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 26

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
The following tables present a summary of the changes in segment revenues and segment profit for the three and nine months ended September 2022 as compared to the three and nine months ended September 2021:
Segment Revenues:

	Three Months Ended September
(In millions)	Wrangler	Lee	Total
Segment revenues — 2021	$421.5	$228.0	$649.5
Operations	(8.8)	(19.8)	(28.7)
Impact of foreign currency	(6.5)	(9.7)	(16.2)
Segment revenues — 2022	$406.2	$198.5	$604.6

	Nine Months Ended September
(In millions)	Wrangler	Lee	Total
Segment revenues — 2021	$1,131.6	$654.1	$1,785.8
Operations	118.5	18.2	136.6
Impact of foreign currency	(13.6)	(16.6)	(30.1)
Segment revenues — 2022	$1,236.5	$655.7	$1,892.3
Segment Profit:

	Three Months Ended September
(In millions)	Wrangler	Lee	Total
Segment profit — 2021	$77.2	$43.0	$120.2
Operations	(0.7)	(14.2)	(14.9)
Impact of foreign currency	(0.9)	(2.1)	(3.0)
Segment profit — 2022	$75.6	$26.7	$102.3

	Nine Months Ended September
(In millions)	Wrangler	Lee	Total
Segment profit — 2021	$214.0	$112.6	$326.6
Operations	13.4	(8.0)	5.4
Impact of foreign currency	(1.3)	(2.7)	(4.1)
Segment profit — 2022	$226.0	$101.8	$327.9

27 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Segment revenues	$406.2	$421.5	(3.6)%	$1,236.5	$1,131.6	9.3%
Segment profit	$75.6	$77.2	(2.1)%	$226.0	$214.0	5.6%
Operating margin	18.6%	18.3%		18.3%	18.9%
Three Months Ended September 2022 Compared to the Three Months Ended September 2021
Global revenues for the Wrangler® brand decreased 4%, due to a 2% unfavorable impact from foreign currency and a decline in the U.S. Wholesale channel, partially offset by growth in the Direct-to-Consumer and Non-U.S. Wholesale channels.
•Revenues in the Americas region decreased 4%, primarily due to a decline in the U.S. Wholesale channel attributable to lower shipments in our digital wholesale business driven by retailer actions to reduce inventory levels, partially offset by growth in our Western business. The U.S. direct-to-consumer channel increased 12%, driven by growth in our owned e-commerce sites. Non-U.S. Americas wholesale revenues increased 9%, primarily due to new business growth in Mexico, partially offset by a 3% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 6%, driven by a 4% unfavorable impact from foreign currency and a decrease in our India business, where we have transitioned to a licensed model.
•Revenues in the EMEA region increased 1%, primarily due to an 18% unfavorable impact from foreign currency which was offset by a shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation in EMEA and growth in the digital wholesale business.
Operating margin increased to 18.6%, compared to 18.3% for the 2021 period, primarily driven by benefits from strategic pricing, lower air freight costs, favorable product mix, decreased demand creation and digital spending and lower compensation-related expense. These decreases were partially offset by increased product and ocean freight costs due to inflationary pressures as well as higher provisions for inventory losses.
Nine Months Ended September 2022 Compared to the Nine Months Ended September 2021
Global revenues for the Wrangler® brand increased 9%, driven by growth in all channels, which includes a 1% unfavorable impact from foreign currency.
•Revenues in the Americas region increased 11%, primarily due to growth in the U.S. Wholesale channel which was driven by strength in our Western and Workwear businesses. The U.S. direct-to-consumer channel increased 19%, driven by growth in our owned e-commerce sites. Non-U.S. Americas wholesale revenues increased 33%, primarily due to new business growth in Mexico and the less significant impact of COVID-19 compared with the prior year period, partially offset by a 3% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 33%, driven by a 4% unfavorable impact from foreign currency and a decrease in our India business, where we have transitioned to a licensed model.
•Revenues in the EMEA region decreased 2%, primarily driven by a 12% unfavorable impact from foreign currency, partially offset by an increase in retail store sales.
Operating margin decreased to 18.3%, compared to 18.9% for the 2021 period, primarily driven by increased product and ocean freight costs due to inflationary pressures, higher distribution costs and increased demand creation and digital spending. These decreases were partially offset by benefits from strategic pricing and lower compensation-related expense.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 28

Lee

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Segment revenues	$198.5	$228.0	(12.9)%	$655.7	$654.1	0.2%
Segment profit	$26.7	$43.0	(37.9)%	$101.8	$112.6	(9.5)%
Operating margin	13.5%	18.8%		15.5%	17.2%
Three Months Ended September 2022 Compared to the Three Months Ended September 2021
Global revenues for the Lee® brand decreased 13%, due to a 4% unfavorable impact from foreign currency and declines in all channels.
•Revenues in the Americas region decreased 14%, primarily due to a 20% decrease in the U.S. Wholesale channel. Decreases in the U.S. Wholesale channel were primarily due to lower shipments across the channel, including our digital wholesale business, driven by retailer actions to reduce inventory levels. The U.S. direct-to-consumer channel decreased 9%, driven by declines in retail store sales. Non-U.S. Americas wholesale revenues increased 38% primarily driven by higher sales in Mexico.
•Revenues in the APAC region decreased 25%, driven by a 5% unfavorable impact from foreign currency and declines in wholesale revenues in China due to COVID-19 restrictions.
•Revenues in the EMEA region increased 14%, primarily due to a shift in the timing of shipments from the third quarter to the second quarter of 2021 due to the ERP implementation in EMEA and growth in the digital wholesale business, partially offset by a 21% unfavorable impact from foreign currency and a decrease in retail store sales.
Operating margin decreased to 13.5%, compared to 18.8% for the 2021 period, primarily driven by increased product and ocean freight costs due to inflationary pressures, as well as higher provisions for inventory losses. These decreases were partially offset by benefits from strategic pricing, lower air freight costs and lower compensation-related expense.
Nine Months Ended September 2022 Compared to the Nine Months Ended September 2021
Global revenues for the Lee® brand remained flat, with growth in the U.S. Wholesale channel offset by a 3% unfavorable impact from foreign currency and declines in the Non-U.S. Wholesale and Direct-to-Consumer channels.
•Revenues in the Americas region increased 9%, primarily due to a 10% increase in the U.S. Wholesale channel, partially offset by a decrease in retail store sales. Increases in the U.S. Wholesale channel were driven by strength in the U.S. wholesale business, including U.S. digital wholesale. Non-U.S. Americas wholesale revenues increased 26% primarily due to higher sales in Mexico and the less significant impact of COVID-19 compared with the prior year period.
•Revenues in the APAC region decreased 21%, primarily due to declines in wholesale revenues and decreased retail store sales in China due to COVID-19 restrictions, and a 2% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 2%, primarily due to a 13% unfavorable impact from foreign currency, partially offset by an increase in retail store sales.
Operating margin decreased to 15.5%, compared to 17.2% for the 2021 period, primarily driven by increased product and ocean freight costs due to inflationary pressures, higher air freight for expedited shipments to meet demand during the first half of the year and higher distribution costs. These decreases were partially offset by benefits from strategic pricing, lower compensation-related expense and lower retail store expenses.

29 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

Other
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category is not considered a reportable segment based on evaluation of aggregation criteria. Other primarily includes other revenue sources, including sales and licensing of Rock & Republic® apparel.

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Revenues	$1.9	$2.8	(32.7)%	$7.6	$9.1	(16.4)%
Profit (loss)	$(0.7)	$0.2	(435.6)%	$(0.3)	$0.3	(202.3)%
Operating margin	(35.8)%	7.2%		(3.5)%	2.9%

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2022	2021	Percent Change	2022	2021	Percent Change
Total reportable segment profit	$102.3	$120.2	(14.9)%	$327.9	$326.6	0.4%
Corporate and other expenses	(28.8)	(35.1)	(17.9)%	(60.8)	(113.6)	(46.5)%
Interest expense	(8.9)	(7.2)	23.8%	(25.1)	(26.6)	(5.5)%
Interest income	0.3	0.3	(23.8)%	1.0	1.0	0.4%
(Loss) profit related to other revenues	(0.7)	0.2	(435.6)%	(0.3)	0.3	(202.3)%
Income before income taxes	$64.3	$78.5	(18.1)%	$242.8	$187.7	29.3%
Three Months Ended September 2022 Compared to the Three Months Ended September 2021
Corporate and other expenses decreased $6.3 million, primarily due to decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out and the exit of the transition service agreements with our former parent in August 2021. These decreases were partially offset by costs related to the globalization of the Company's operating model and relocation of the European headquarters.
Interest expense increased $1.7 million, primarily due to higher borrowing rates for long-term debt during the three months ended September 2022 compared to the three months ended September 2021.
Nine Months Ended September 2022 Compared to the Nine Months Ended September 2021
Corporate and other expenses decreased $52.8 million, primarily due to decreased costs related to the Company's global ERP implementation and information technology infrastructure build-out and the exit of the transition service agreements with our former parent in August 2021. These decreases were partially offset by costs related to the globalization of the Company's operating model and relocation of the European headquarters.
Interest expense decreased $1.5 million, primarily due to accelerated amortization of the original issue discount and debt issuance costs associated with early repayments on our Credit Facilities during the nine months ended September 2021, as well as lower average principal outstanding compared to the nine months ended September 2021, partially offset by higher borrowing rates for long-term debt during the nine months ended September 2022 compared to the nine months ended September 2021.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 30

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company continues to generate strong positive cash flows from operations and restructured its borrowing arrangements under more favorable terms, as discussed below. These debt obligations could restrict our future business strategies and could adversely impact our future results of operations, financial conditions or cash flows. We believe cash flows from operations will be able to support our short-term liquidity needs as well as any future liquidity and capital requirements, in combination with available cash balances and borrowing capacity from our revolving credit facility.
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
As of September 2022, the Company was in compliance with all applicable financial covenants under the Credit Agreement and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable financial covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit. The Company had $40.0 million of outstanding borrowings under the Revolving Credit Facility as of September 2022, primarily resulting from drawdowns taken to strengthen the Company's near-term cash position and provide additional funding for working capital needs.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of September 2022:

(In millions)	September 2022
Outstanding borrowings under the Revolving Credit Facility	$40.0
Available borrowing capacity under the Revolving Credit Facility (1)	$447.9
Cash and cash equivalents	$58.1
(1) Available borrowing capacity under the Revolving Credit Facility is net of $12.1 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At September 2022, the Company had $24.3 million of borrowing availability under international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. As of September 2022, short-term borrowings included $6.9 million outstanding under international lines of credit and $0.2 million of other debt.
The Company did not repurchase any shares of Common Stock during the three months ended September 2022. During the nine months ended September 2022, the Company repurchased 1,494,853 shares of Common Stock for $62.5 million, including commissions, under its share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase. Of the $200.0 million authorized for repurchase under the share repurchase program, $62.0 million remained available for repurchase as of September 2022.
During the nine months ended September 2022, the Company paid $77.0 million of dividends to its shareholders. On October 21, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of the Company's Common Stock. The cash dividend will be payable on December 19, 2022, to shareholders of record at the close of business on December 9, 2022.
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

31 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

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
We currently expect capital expenditures to range from $30.0 million to $35.0 million in 2022, primarily to support manufacturing, distribution and information technology.
The following table presents our cash flows during the periods:

	Nine Months Ended September

(In millions)	2022	2021
Cash provided (used) by:
Operating activities	$12.7	$209.4
Investing activities	$(21.7)	$(32.0)
Financing activities	$(105.2)	$(206.8)
Operating Activities
During the nine months ended September 2022, cash provided by operating activities was $12.7 million as compared to $209.4 million in the prior year period. The decrease was primarily due to unfavorable changes in working capital accounts, primarily related to inventory and accrued liabilities, partially offset by favorable changes in accounts receivable, net income and accounts payable.
Investing Activities
During the nine months ended September 2022, cash used by investing activities decreased $10.3 million as compared to the prior year period, primarily due to declines in capitalized computer software in the current year period.
Financing Activities
During the nine months ended September 2022, cash used by financing activities was $105.2 million as compared to $206.8 million in the prior year period, primarily due to $125.0 million of term loan repayments made by the Company during the nine months ended September 2021. Cash used during the nine months ended September 2022 included $62.5 million of Common Stock repurchases partially offset by $40.0 million of net borrowings under the Revolving Credit Facility as compared to $10.0 million of Common Stock repurchases and no borrowings during the nine months ended September 2021.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2021 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2021 that would require the use of funds. As of September 2022, there have been no material changes in the amounts disclosed in the 2021 Annual Report on Form 10-K.

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
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, contingent assets and liabilities, and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known. Refer to Note 1 to the Company's financial statements in this Form 10-Q for considerations of macroeconomic pressures, COVID-19 and other recent developments.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 32

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

Cautionary Statement on Forward-looking Statements
From time to time, the Company may make oral or written statements, including statements in this quarterly report, that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to the Company’s operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements. In addition, the forward-looking statements in this report are made as of the date of this filing, and the Company does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.
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

33 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

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

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 34

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Third quarter fiscal 2022	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
July 3 - July 30	—	$—	—	$62,044,756
July 31 - August 27	—	—	—	62,044,756
August 28 - October 1	—	—	—	62,044,756
Total	—	$—	—
(1) The Company has a share repurchase program which authorizes the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

35 Kontoor Brands, Inc. Q3 FY22 Form 10-Q

ITEM 6. EXHIBITS

10.43	Kontoor Brands Executive Deferred Savings Plan II (2020 Restatement)

31.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

Kontoor Brands, Inc. Q3 FY22 Form 10-Q 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: November 4, 2022	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

37 Kontoor Brands, Inc. Q3 FY22 Form 10-Q