Form 10-K
period 2022-12-31
Kontoor Brands, Inc.
filed 2023-03-01
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐ No  ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant on July 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,796,000,000 based on the closing price of the registrant's Common Stock on the New York Stock Exchange.
As of February 24, 2023, there were 55,520,900 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference:
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

KONTOOR BRANDS, INC

Kontoor Brands, Inc. 2022 Form 10-K - Table of Contents

PART I
Special Note On Forward-Looking Statements
Kontoor Brands, Inc. (“Kontoor,” the “Company,” “we,” “us,” or “our”) has made statements in this Annual Report on Form 10-K that are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Known or unknown risks, uncertainties and other factors that could cause the actual results of operations or financial condition of Kontoor to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those described in Item 1A. Risk Factors of this Annual Report on Form 10-K, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, and the following: macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, distress in global credit markets and foreign currency exchange rates, as well as ongoing global supply chain disruptions, labor challenges, the COVID-19 pandemic and geopolitical events, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company’s business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; reliance on a small number of large customers; the COVID-19 pandemic continues to negatively affect the Company’s business and could continue to result in supply chain disruptions, reduced consumer traffic and purchasing, closed factories and stores, and reduced workforces (including future uncertain effects); intense industry competition; the ability to accurately forecast demand for products; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company’s ability to maintain the images of its brands; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; foreign currency fluctuations; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; the impact of climate change and related legislative and regulatory responses; legal, regulatory, political and economic risks; changes to trade policy, including tariff and import/export regulations; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; the Company maintaining satisfactory credit ratings; restrictions on the Company’s business relating to its debt obligations; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any continued worsening of the global business and economic environment.
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

1 Kontoor Brands, Inc. 2022 Form 10-K

Governance Committee. Copies of these documents also may be obtained by any shareholder free of charge upon written request to the Corporate Secretary, Kontoor Brands Inc., 400 N. Elm Street, Greensboro, NC 27401.
After our 2023 Annual Meeting of Shareholders, we intend to file with the New York Stock Exchange (“NYSE”) the certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this certification with the NYSE on April 25, 2022.

ITEM 1. BUSINESS.
Overview
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company, with a portfolio led by two of the world’s most iconic consumer brands: Wrangler® and Lee®. The Company designs, produces, procures, markets, distributes and licenses apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company’s products are sold in the United States (“U.S.”) through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company’s products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA") and Asia-Pacific (“APAC”) regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online.
Kontoor is headquartered in the U.S. with a presence in over 70 countries. Our primary brands, Wrangler® and Lee®, benefit from heritages spanning over 200 combined years. During 2022, we sold approximately 157 million units of apparel across all brands. We sell our products primarily through our established wholesale and expanding digital ecosystems, supplemented through our branded brick & mortar locations. We benefit from strong relationships with many of our customers who we believe depend on our ability to reliably and timely replenish our high-volume products.
We focus on continuously improving the most important elements of our products, which include fit, fabric, finish and overall construction, while continuing to provide our products to consumers at attractive price points. We leverage innovation and design advancements as well as our unique brand heritages to create products that meet our consumers' needs.
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2022, December 2021 and December 2020 correspond to the 52-week fiscal years ended December 31, 2022 and January 1, 2022 and the 53-week fiscal year ended January 2, 2021, respectively.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, distress in global credit markets and foreign currency exchange rates, as well as ongoing supply chain disruptions, labor challenges and the COVID-19 pandemic, continue to adversely impact global economic conditions, as well as the Company's operations. We do not have significant operations in Russia or Ukraine, and exited our distribution arrangement in Russia in 2022. However, the conflict between Russia and Ukraine continues to cause disruption in the surrounding areas and greater uncertainty in the global economy.
Inflationary pressures increased key input costs and softened consumer demand beginning late in the second quarter of 2022 and continued through the second half of 2022. The rise in interest rates during the second half of 2022 also contributed to reduced consumer discretionary spending, resulting in retailer actions to reduce their inventory levels which negatively impacted our sales, primarily during the third quarter of 2022.
We continued to experience delays in product and raw material availability into the first half of 2022 due largely to global supply chain disruptions, driven in part by port congestion and transportation delays, and incurred transitory costs, including air freight to expedite shipments to meet customer demand. Many global supply chain disruptions became less prevalent during the second half compared to the first half of 2022. Accordingly, we were able to reduce our use of air freight, but experienced increases in other input costs, including ocean freight.
We experienced store closures, disruptions in distribution and restrictions on consumer mobility in certain regions of China during 2022 due to COVID-19 and related restrictions, which had a significant impact on sales and operations in APAC. We took actions to manage these impacts including the expansion of our credit lines in the region during the second quarter of 2022 to ensure sufficient liquidity.
All of the above factors contributed to increased inventory levels, primarily in core product. This increase was most significant in the third quarter of 2022. To manage inventory, we adjusted receipts on sourced goods and took downtime in our internal manufacturing facilities in the fourth quarter of 2022. These conditions drove higher provisions for inventory losses in 2022 compared to the prior year. We continue to work with our customers and vendors to meet ongoing demand and minimize supply chain impacts.
While we anticipate continued macroeconomic uncertainty during 2023, we believe that we are appropriately positioned to successfully manage through known operational challenges. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand and our business.
2 Kontoor Brands, Inc. 2022 Form 10-K

Corporate Information
Our principal executive offices are located at 400 N. Elm Street, Greensboro, North Carolina 27401 and our telephone number is 336-332-3400. Our website is www.kontoorbrands.com. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
Our Competitive Strengths
•Iconic Brands With Significant Global Scale
The Wrangler® and Lee® brands are steeped in rich heritage and authenticity, with 76 years and 134 years of history, respectively, and have an established global presence in the apparel market. Products bearing our brands are sold in more than 70 countries, and we believe they have strong consumer connectivity worldwide. We market our brands and products to highlight their differentiated position and product attributes. We sit at the center of cultural moments and cater broadly to customers through our global and regional licensed collaborations, such as Yellowstone, The Brooklyn Circus, The Hundreds, Pendleton, Leon Bridges, Fender, Billabong, among others, as well as participation in festivals such as Lollapalooza, Bonnaroo and Austin City Limits. We strive to maximize our consumer reach by leveraging each brand’s best practices to drive growth across product categories and expand our overall net revenues and earnings profile.
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
•Integrated Supply Chain Built to Support Volume and Replenishment
We are continually refining our supply chain to maximize efficiency and reinforce our reputation of reliability with our customers. Through our vertically integrated supply chain, we manufacture, source and distribute a significant quantity of high-volume apparel products that are frequently replenished by our retail partners. Our product procurement and distribution strategies, combined with our internal manufacturing facilities and retail floor space management programs, create increased operating flexibility. Our supply chain is built to support large volumes and to meet customer needs while balancing cost and operational requirements. Our internal manufacturing facilities are all located in the Western Hemisphere where their proximity to our primary markets enables us to deliver inventory in a consistent and timely manner. We also have established global third-party sourcing and distribution networks that we leverage across product categories and various regions. We currently have three technical service centers located in North Carolina, South China and Bangladesh. We believe our flexible and balanced approach to manufacturing and distribution allows us to better manage our production needs and to support expanded digital distribution. Additionally, we expect to further leverage our new global enterprise resource planning (“ERP”) system to deliver global cost savings, reduce complexity in our supply chain, create better inventory management and improve our speed in the market.
•Highly Experienced Management Team and Board of Directors
We have a highly experienced senior management team that continuously demonstrates an unwavering commitment to our employees, our shareholders and our business. Drawing on the management team’s deep industry knowledge and diverse perspectives, they have helped navigate our business through unprecedented challenges spurred by a global pandemic, while simultaneously evolving our purpose-led strategies with agility and flexibility. As we continue our transformational period focused on catalyzing growth for our global brands, we believe our management team and Board of Directors will continue to drive the success of our company.
•Resilient Business Model That Delivers Consistent Results
Our business has historically generated consistent margins and strong cash flows due to our global reach, leading market positions, deep customer relationships, and the vertical integration of our supply chain. We believe we offer high product value and quality to our consumers, who respond to our value proposition by consistently purchasing our products over time. Our strong margin profile combined with our diligent approach to operational excellence and capital management have produced meaningful cash flows. We believe our consistent financial results will provide us with the opportunity to consistently invest in our business and deploy a multi-faceted capital allocation strategy. Despite the macroeconomic pressures faced by the Company in recent years, we have been resilient. We responded with agility to shifting market conditions, continued to produce forward momentum and transitioned to our Horizon 2 strategy discussed below, focusing on cash flow, optionality and revenue and margin growth to drive long-term acceleration.

3 Kontoor Brands, Inc. 2022 Form 10-K

Our Strategies
Our management team continues to focus on the long-term strategic initiatives we introduced in 2019, when we became a standalone public company.
During Horizon 1, or the first 18-24 months as a standalone public company, we established a healthier foundation for profitable growth. This was supported by streamlining our global operations, migrating to a new technology platform, enhancing gross margin through improving quality of sales and de-levering our balance sheet.
We are now in Horizon 2, which is focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and the communities where we do business around the world. We are focused on the following four areas that we believe will catalyze profitable revenue growth in the future:
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
•Diversify Our Product Mix Through Category Extensions, Including Outdoor, Workwear and T-shirts
We continue to enhance our existing product assortment, broaden our product offering and expand into adjacent product categories, with a focus on outdoor, workwear and t-shirts. Within outdoor, we are bringing to market new product innovation platforms such as collections from All Terrain Gear by WranglerTM and Wrangler AnglerTM. Within workwear, we are leveraging our strong brand equity and innovation platforms to enter new markets and categories. And in t‑shirts, we are focusing our efforts across logo, lifestyle and licensed/collaboration content. Successful execution of our product expansion strategies should broaden the appeal of our brands and products to new consumers and ultimately drive the overall net revenues of the business.
•Expand Our Reach Around the Globe, Prioritizing Opportunities Within the China and Europe Regions
We continue to pursue opportunities to expand the distribution of our products with new and existing customers internationally. In Asia, we launched a retail excellence initiative with reformatted stores, improved point of sale technologies and enhanced assortments. In Europe, we are refining our strategy to become more consumer-centric in addressing how and where our customers want to purchase our products, such as the introduction of a dual-branded Lee® and Wrangler® premium retail concept in Berlin in 2022 with plans to extend to additional stores in select European markets. To support our growth initiatives, we approved plans during the third quarter of 2022 to globalize our operating model and relocate our European headquarters to Geneva, Switzerland. Wrangler®, which is currently approximately 90% U.S. domestic, has many international growth opportunities, particularly in China and Europe.
•Elevate Our Direct Connection With Consumers Through Channel Expansion, Focused on Evolving the Company’s Direct-to-consumer and Digital Ecosystem
We are leveraging our leading brand positions to increase our digital penetration with our own e‑commerce websites as well as major global retail partners, as we continue to evolve our digital ecosystem. We are making progress towards these objectives through amplified investments in advanced data analytics capabilities and unlocking new value through our global ERP infrastructure. In addition, we are stepping up our investment in accretive enablers, such as product and design, innovation, supply chain, talent and culture and demand creation.
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
•Wrangler
Wrangler® is an iconic American heritage brand rooted in the western lifestyle, with 76 years of history offering denim, apparel, and accessories for adults and children. Wrangler® branded products are available through wholesale arrangements with mass and mid-tier retailers, specialty stores, department stores, independently-operated partnership stores, and e-commerce platforms, as well as through our Company-operated retail stores and websites. Wrangler® branded products are available in the U.S., Canada and Mexico, the United Kingdom and continental Europe, the Middle East, China, and through licensees across Australia, Asia, Africa, Central and South America, Europe and India. We offer multiple sub-brands and collections within the Wrangler® brand to target specific consumer demographics and consumer end-users, including: 20X®, Aura from the Women at Wrangler®, Cowboy Cut®, Premium Patch®, Riggs Workwear®, Rock 47®, Rustler®, Wrangler Retro®, Wrangler Rugged Wear®, All Terrain Gear by WranglerTM and Wrangler AnglerTM.
4 Kontoor Brands, Inc 2022 Form 10-K

•Lee
Lee® is an iconic American denim and apparel brand, with 134 years of heritage and authenticity. Lee® collections include a uniquely styled range of jeans, pants, shirts, shorts and jackets for adults and children. The Lee® brand delivers trend-forward styles with exceptional fit and comfort through innovative fabric solutions and advanced design technology. Lee® branded products are distributed domestically and internationally through the wholesale channel including department stores, mass merchants, specialty stores, independently-operated partnership stores, and e-commerce platforms, as well as through our Company-operated retail stores and websites. Lee® branded products are available in the U.S., Canada, Mexico, the United Kingdom and continental Europe, the Middle East, China, and through licensees across Australia, Asia, Africa, Central and South America, Europe and India. The Lee® brand offers multiple sub-brands and collections, making it attractive for a broader consumer base, including: Lee101TM, Riders® by Lee® Indigo, Performance SeriesTM and Vintage ModernTM.
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
Distribution Channels and Customers
Our distribution channels include U.S. Wholesale, Non-U.S. Wholesale, Direct-to-Consumer and Other.
•U.S. Wholesale
The U.S. Wholesale channel is our largest distribution channel and accounted for approximately 72% of our net revenues in 2022. Within this channel, our Wrangler® and Lee® branded products are marketed and sold by mass and mid-tier retailers, specialty stores including western specialty retail, department stores and retailer-owned and third-party e-commerce sites. This channel also includes revenues related to Rock & Republic® products sold in the U.S. A portion of our U.S. Wholesale net revenue is attributable to digital sales from our wholesale partners’ websites, third-party e-commerce platforms such as Amazon, and other pure-play digital retailers. Third-party e-commerce platforms and pure-play digital retailers are a growing and important portion of this channel.
Our mass merchant customers include national retailers such as Target and Walmart, as well as various regional retail partners. Our mid-tier and traditional department store customers include national retailers such as Kohl’s and Nordstrom as well as other retail partners. The specialty store channel, which includes revenue from Wrangler® Riggs Workwear® and Wrangler® Western branded products, consists primarily of national accounts such as Boot Barn, Cavender's and Tractor Supply Company as well as upscale modern specialty stores.
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
•Non-U.S. Wholesale
The Non-U.S. Wholesale channel represents the majority of our international business and accounted for approximately 17% of our net revenues in 2022. The majority of the Wrangler® and Lee® international product business is located in EMEA and APAC, where we sell our products directly to our department store and specialty store wholesale customers, and indirectly through our distribution and license relationships. This channel also includes revenues related to Rock & Republic® products sold in Canada. In Canada and Mexico, our products are marketed through mass merchants, department stores and specialty stores. Additionally, our Non-U.S. Wholesale channel includes non-U.S. sales on digital platforms operated by our wholesale customers, as well as sales in partnership stores located across EMEA, APAC and South America. Partnership stores are owned and operated by our licensees, distributors and other independent parties. They are retail locations selling our Wrangler® and Lee® branded products that have the appearance of Kontoor-operated stores, and as such represent an important vehicle for presenting our brands to international consumers. Similar to the U.S. Wholesale channel, we use proprietary insights from our wholesale customers to strategically refine our products and adjust our go-to-market approach.
Geographically, our net revenue in EMEA is concentrated in developed markets such as France, Germany, Italy, Poland, Scandinavia, Spain and the United Kingdom. We access the APAC market primarily through our business in China. Canada is the largest international market for Wrangler® branded products, while China is the largest international market for Lee® branded products.

5 Kontoor Brands, Inc. 2022 Form 10-K

In addition, a small portion of sales in our Non-U.S. Wholesale channel are from international licensing arrangements where we receive royalties based on a percentage of the licensed products’ net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.
•Direct-to-Consumer
Our Direct-to-Consumer channel accounted for approximately 11% of our net revenues in 2022 and represents the distribution of our products via our Wrangler® and Lee® branded full-price stores and Company-operated outlet stores globally, as well as digital sales generated globally from our own websites, including www.wrangler.com and www.lee.com, and concession retail locations internationally.
The Direct-to-Consumer channel allows us to achieve the fullest expression of our brands by displaying our product lines in a manner that supports the brands’ positioning, providing an in-store and online user experience that enables us to address the needs and preferences of our consumers.
As of December 31, 2022, we had 26 Company-operated full-price Wrangler® and Lee® branded retail stores, which are located in Asia, Europe and the U.S. They include both mono-brand stores, which exclusively carry either Wrangler® or Lee® branded products, and dual-brand stores, which carry both Wrangler® and Lee® branded products. We also had 51 Company-operated outlet and clearance centers as of December 31, 2022, primarily our Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores located in the U.S., as well as locations in Europe and Mexico.
As of December 31, 2022, we had 176 concession retail and outlet stores in Europe and Asia. Under a typical concession arrangement, we have a dedicated sales area, pay a concession fee for use of the space based on a percentage of retail sales and, in many cases, manage staffing for operation of the sales area. The concession model provides dedicated sales areas for our brands and helps differentiate and enhance the presentation of our products, generally without incurring the full overhead of opening a separate store.
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
•Other
Other included sales of third-party branded merchandise at company-owned outlet stores through the first quarter of 2021.
Licensing Arrangements
We seek to maximize our brands’ market penetration and consumer reach by entering into licensing agreements with independent parties. Pursuant to these licensing agreements, we typically grant our licensing partner an exclusive or non-exclusive license to use one or more of our brands in connection with specific licensed categories of products in specific geographic regions. Our licensing partners leverage the strength of our brands and our customer relationships to sell products in their licensed categories and geographic regions. We currently have licensing agreements in categories including jeanswear, casual apparel, workwear, belts, footwear, small leather goods, headwear, socks, home décor, luggage, bags, watches, eyewear and cold weather accessories.
We retain oversight and approvals of the design, quality control, advertising, marketing and distribution of licensed products to help maintain our brand and product quality standards. License agreements are for fixed terms of typically two to five years. Each licensee pays royalties based on its sales of licensed products, with the majority of agreements requiring a minimum royalty payment. Licensing net revenue was $32.5 million in 2022.
Design, Product Development and Innovation
The design, product development and innovation teams work together to deliver our brands' product strategy, combining extensive experience and know-how to create a unique product combination of world-class value, quality and styling for our customers and consumers. We design and develop products globally, with key functions in the U.S. and Hong Kong. These creative teams collaborate with the merchandising, marketing, planning, consumer insights and executive teams to ensure the product delivers against brand positioning, value, customer and consumer needs and sustainability requirements. We have two primary selling seasons, Spring/Summer and Fall/Winter, although some product lines are offered more frequently.
In addition to our global design and product development functions, we operate an innovation center in Greensboro, North Carolina. Research for advanced product technology takes place in our material science lab. The research focus includes raw materials, garment construction, laser processing and wash-finishing advancements. This location is staffed with dedicated scientists and engineers who leverage consumer insights to create new products and material technologies, enhance attributes of existing products and improve manufacturing techniques. Our innovation network is integral to our design approach and long-term growth, allowing us to evolve and deliver product experiences that meet our consumer needs.
6 Kontoor Brands, Inc 2022 Form 10-K

Manufacturing, Sourcing and Distribution
Our global supply chain organization is responsible for the operational planning, manufacturing, sourcing and distribution of products to our customers. We believe we have developed a high degree of expertise in managing the complexities associated with a global supply chain. During 2022, we produced or sourced approximately 175 million units of apparel. Our supply chain employs a centralized leadership model with localized regional expertise. Within our internal manufacturing facilities, we innovate and design proprietary equipment to drive our production output and capabilities. We focus on engineering and efficiency, which we believe provides an ongoing competitive advantage in our internal manufacturing facilities. We leverage our manufacturing expertise in our sourcing operations, where we have developed longstanding relationships with third-party contract manufacturers and distributors. We believe this manufacturing and sourcing approach, coupled with strategic inventory and retail floor space management programs with many of our major retail customers, gives us operational flexibility as we continue to expand our distribution.
We continued to experience delays in product and raw material availability into the first half of 2022 due largely to global supply chain disruptions, driven in part by port congestion and transportation delays, and incurred transitory costs, including air freight to expedite shipments to meet customer demand. Many global supply chain disruptions became less prevalent during the second half compared to the first half of 2022, but certain macroeconomic conditions contributed to higher inventory levels. Accordingly, we adjusted receipts on sourced goods and took downtime in our internal manufacturing facilities in the fourth quarter of 2022 to manage inventory. We continue to work with our customers and vendors to meet ongoing demand and minimize supply chain impacts.
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
We operate ten manufacturing facilities, comprised of seven owned facilities in Mexico and three leased facilities in Nicaragua. We also source products from approximately 225 contract manufacturing facilities in 19 countries. During 2022, approximately 31% of our units were manufactured in our internal manufacturing facilities, and approximately 69% were sourced from contract manufacturers. Products obtained from contractors in the Western Hemisphere frequently have a higher cost than products obtained from contractors in Asia. However, internal manufacturing combined with contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for enhanced inventory management in the U.S. market. In making decisions about the location of manufacturing operations and suppliers, we consider several factors including the raw material source, the market the product will be sold in, production lead times, duties and tariffs, product cost, product complexity and the ability to pursue upside demand. Additionally, we continually monitor risks and developments related to duties, tariffs, quotas and other factors and we often manufacture and source products from countries with tariff preferences and free trade agreements.
•Distribution
Products are shipped from our contract manufacturers and internal manufacturing facilities to distribution centers around the world. We directly operate our domestic distribution centers and we carefully select third-party logistic providers to partner with as needed in certain regions, primarily in EMEA and APAC. All of our distribution centers are strategically located to provide speed and service to our consumers at the most efficient cost possible. Additionally, our established long-term third-party distribution relationships ensure maximum capacity, connectivity, responsiveness and overall service coverage around the globe. In international markets where we do not have brick & mortar or wholesale operations, our products are often marketed through our distributors, agents and licensees.
Inventory Management
Inventory management is key to the cash flows and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the delivery requirements of our customers, which requires close coordination with our customers. For new product introductions, which often require large initial launch shipments, we may commence production before receiving orders for those products. Key areas of focus include added discipline around the purchasing of product, inventory optimization and channel placement, as well as better planning and execution in disposition of excess inventory through our various channels. Our inventory strategy is focused on continuing to meet consumer demand, while improving our inventory efficiency over the long-term through the recent implementation of the Company's global ERP system and inventory optimization tools. Reduced consumer discretionary spending and the negative impact on our sales has resulted in increased inventory levels, primarily in core product. The Company is taking proactive measures to manage our inventory.

7 Kontoor Brands, Inc. 2022 Form 10-K

Advertising and Customer Support
Our advertising and marketing efforts focus on differentiating our brands’ positioning and highlighting our product qualities. We are focused on creating globally unified brand messages with appropriate regional nuances in order to maximize our brand recognition, and drive brand demand from initial end consumer awareness to long-term loyalty. By utilizing global heads of marketing, we continue to develop integrated, multi-channel marketing strategies designed to effectively reach the target consumers of each of our brands. We pursue this strategy through our use of a variety of media channels and other public endorsements, including traditional media such as television, print and radio, as well as digital media channels such as display, online video, social media, live streaming, paid search and influencers. We leverage marketing analytics to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments. Our strategy also includes collaborating with other influential brands and developing new advertising campaigns that drive consumer awareness and brand equity.
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
Seasonality
Our operating results are generally subject to some variability due to seasonality, with net revenues typically being slightly higher during the back-to-school and holiday shopping seasons. This limited variation results primarily from the differences in seasonal influences on revenues between our Wrangler® and Lee® segments. With changes in our mix of business and the growth of our direct-to-consumer operations, historical quarterly revenue and profit trends may not be indicative of future trends. Working capital requirements vary throughout the year. Working capital typically increases early in the year as inventory builds to support peak shipping periods and then moderates later in the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is usually substantially higher in the second half of the year due to higher net income during that period and reduced working capital requirements. However, during the second half of 2022, reduced consumer discretionary spending and the negative impact on our sales drove higher inventory levels, resulting in increased working capital. The Company is taking proactive measures to manage working capital.
Competition
The apparel industry is highly competitive, highly fragmented and characterized by low barriers to entry with many local, regional and global competitors. We compete in the apparel and accessories sector by leveraging our brands, scale and ability to develop high-quality, innovative products at competitive prices that meet consumer needs.
Our primary branded competitors are large, globally focused apparel companies that also participate in a variety of categories, including, but not limited to, athletic wear, denim, exclusive or private labels, casual lifestyle apparel, outerwear and workwear. A select list of key competitors includes Calvin Klein, Carhartt, Columbia, Diesel, Guess, Levi’s and Tommy Hilfiger. Additionally, we see a large and growing offering from private label apparel created for retailers such as Amazon, Target, Walmart and Kohl's.
Intellectual Property
Trademarks, trade names, patents and domain names, as well as related logos, designs and graphics, provide substantial value in the development and marketing of our products, and are important to our continued success. We have registered our intellectual property in the U.S. and in other countries where our products are manufactured and/or sold. In particular, our trademark portfolio consists of over 8,100 trademark registrations and applications in the U.S. and other countries around the world, including U.S. and foreign trademark registrations for our two key brands, Wrangler® and Lee®. Although the laws vary by jurisdiction, in general, trademarks remain valid and enforceable provided that the marks are used in connection with the related products and services and the required registration renewals are filed. Typically, trademark registrations can be renewed indefinitely as long as the trademarks are in use. We also place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents.
Human Capital
We understand that our greatest asset is our global employee base. As of December 31, 2022, we had approximately 14,400 employees worldwide. Geographically, approximately 1,100 employees are located in APAC, approximately 600 are located in EMEA, approximately 9,800 are located in Latin America and Mexico, primarily supporting our manufacturing facilities, and approximately 2,900 are located in the U.S. In international markets, a significant percentage of employees are covered by trade sponsored or governmental bargaining arrangements. Employee relations are considered to be good.

8 Kontoor Brands, Inc 2022 Form 10-K

Supported by a leadership team that fosters a culture of collaboration, performance and entrepreneurial spirit, our employees are dedicated to harnessing design, innovation and sustainable practices to create apparel that meets the needs of our customers today, while also igniting interest from the next generation of consumers. With pride in our rich heritage and an eye toward ongoing business success, our employees embody a high-performance culture that makes Kontoor an employer of choice in the apparel industry. We are dedicated to putting our purpose, mission and values at the forefront of everything we do.
•Diversity, Equity and Inclusion
We believe that diversity, equity and inclusion ("DEI") are key enablers to a culture that empowers us to work with passion and confidence, shaping our brand and future. Our DEI efforts continue to evolve and strengthen with the addition of a Chief Diversity Officer and a new DEI team in 2022. The team is anchoring their work with three strategic initiatives: increasing representation, ensuring equity and fostering inclusion.
Our Kontoor DEI commitments include creating a global workforce of high-performing teams that both unlocks our individual uniqueness and harnesses our collaborative talents, ensuring an equitable environment that attracts and promotes a diverse workforce, and fostering inclusivity, ensuring employees feel they can bring their whole selves to work.
We continue to provide employees with resources that integrate inclusion and diversity into our learning culture and philosophy. This year, we launched our Inclusion Tech Pack, a resource which provides a framework to discuss inclusion within teams and reinforce our inclusion principles of trust, belonging, empowerment and communication.
Our employee resource groups (ERGs) are voluntary, employee-led groups that foster diversity of thought, and have sponsored many events that have educated and connected us, such as Juneteenth and Pride month celebrations. We continue to expand the reach of our ERGs in other regions across the globe.
•Workplace Health & Safety
We consider health and safety as core values in all our operations. We do not jeopardize the well-being of our employees, contractors or supply chain partners to complete any tasks, projects or other priorities. We believe that all the people involved in the development of our products are our most important assets; therefore, we have created and implemented strong health and safety policies and procedures that go beyond the governmental standards. Our operations have an Occupational Safety and Health Administration recordable incident rate ("RIR") significantly below the average RIR of our industry; however, we strive to reach zero injuries.
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
Our sustainability strategy is built on innovation, design and sustainable performance, underscoring our commitment to inspire people to live with passion and confidence. We believe that sustainability translates to the dynamic process of continual improvement for people, for our product and for the planet. The Company issued its most recent sustainability report in December 2021, which was our first report prepared in accordance with the Global Reporting Initiative and Sustainability Accounting Standards Board standards, and plans to issue our next sustainability report in 2023.
We have set sustainability goals focused on renewable energy and reducing emissions and water use, and are making progress toward those goals. In December 2022, the Company submitted science-based targets for Scope 1, Scope 2 and Scope 3 greenhouse gas emissions to the Science Based Targets Initiative. Other highlights included the evaluation of fresh water use in the manufacturing process of our Torreon internal manufacturing complex, which helped us move closer to our goal of saving 10 billion liters of water by 2025, and the expansion of our flagship sustainability program Indigood® to supplier denim mills who are committed to achieving a significant reduction of fresh water in denim production. Our brands also launched collections of vintage and preloved apparel, entering a growing market that has the potential to cut greenhouse gas emissions, minimize waste, and reduce primary resource use.
Governmental Regulations
We are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Federal Trade Commission Act, the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Our international businesses are subject to similar laws and regulations in the

9 Kontoor Brands, Inc. 2022 Form 10-K

countries in which they operate. Our operations also are subject to various international trade agreements and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, including environmental regulations, these regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

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
RISKS RELATING TO OUR BUSINESS AND INDUSTRY
Macroeconomic conditions, as well as geopolitical events, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, distress in global credit markets and foreign currency exchange rates, as well as ongoing global supply chain disruptions, labor challenges and the COVID-19 pandemic, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on our business, results of operations, financial condition and cash flows. Additionally, although we do not have any significant operations within Russia or Ukraine, the conflict in these regions and the related economic sanctions by Western governments on Russia has caused disruption in the surrounding areas and greater uncertainty in the global economy.
For instance, we were negatively impacted in 2022 by continued inflationary pressures that increased key input costs and softened consumer demand. The rise in interest rates during 2022 also contributed to reduced consumer discretionary spending. These factors have contributed to retailer actions to reduce inventory levels resulting in reduced demand and corresponding lower shipments during 2022. Global supply chain disruptions, including port congestion and other transportation delays, ocean freight availability and the use of air freight to expedite shipments to meet customer demand, also negatively impacted us in 2022. Further, we experienced store closures, disruptions in distribution and restrictions on consumer mobility in certain regions of China during 2022 due to COVID-19 and related restrictions, which had a significant impact on sales in our Asia-Pacific region, and we expect ongoing impacts in 2023 as the region manages its COVID-19 response.
We anticipate continued disruption and volatility during 2023 and we continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand. Continuing or worsening inflation, recessionary concerns and/or supply chain disruptions may have a material adverse impact on our results of operations, financial condition and/or cash flows.
Our revenues and profits depend on the level of consumer spending for apparel, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on us.
The success of our business depends on consumer spending on apparel, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, consumer discretionary spending patterns, interest rates, inflation, recessionary concerns, the COVID-19 pandemic, consumer credit availability and consumer debt levels, fuel and other energy costs, unemployment, stock market performance, weather conditions and tax rates in the international, national, regional and local markets where our products are sold.
The current global economic environment is unpredictable, and adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on us.
Supply chain and shipping disruptions have resulted in shipping delays, an increase in transportation costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, operating results and financial condition.
We and our third-party manufacturing partners and other vendors have experienced, and expect to continue to experience, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, that originated as a result of the COVID-19 pandemic, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and persons to load, dock and offload container vessels. These disruptions have impacted our ability to receive materials or products from our third-party manufacturing partners and suppliers, to distribute our products to our customers in a cost-effective and timely manner and to meet customer demand, all of which could have an adverse effect on our financial condition and results of operations. For example, if we miss the delivery date requirements of our customers, they may cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices, or reduce future orders, any of which could harm our sales and margins. While we have taken steps to minimize the impact of these disruptions by working closely with our manufacturing partners, other vendors, and customers, there can be no assurances that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that continuing supply chain disruptions have on our manufacturers and suppliers are not within our control. It is still not currently possible to predict how long it will take for these supply chain disruptions to cease or significantly ease. Prolonged supply chain disruptions impacting us
10 Kontoor Brands, Inc 2022 Form 10-K

and our manufacturing partners and other vendors could interrupt product manufacturing, increase production lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales, all of which could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay us could substantially reduce our revenues and profits.
A small portion of our customers account for a significant portion of net revenues. Sales to our ten largest customers accounted for 62% of total net revenues in 2022, and our top customer, Walmart, accounted for 36%, 34% and 38% of our total net revenues in 2022, 2021 and 2020, respectively. We expect that these customers will continue to represent a significant portion of our net sales in the future. Sales to our wholesale customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of our major wholesale customers to significantly decrease the volume of products purchased from us, cease its purchases from us, cancel its orders, reduce its advertising for our products or change its manner of doing business with us, whether motivated by economic conditions, financial difficulties, competitive conditions, or otherwise, could substantially reduce net revenues and have a material adverse effect on our financial condition and results of operations. Our larger customers generally have the scale to develop supply chains that enable them to change their buying patterns, or develop and market their own private label and other economy brands that compete with some of our products. This ability also makes it easier for them to resist our efforts to increase prices, reduce inventory levels and, potentially, discontinue our products. Many of our largest customers have already developed significant private label brands under which they design and market apparel and accessories that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. In addition, if any of our customers devote less selling space to our categories of apparel, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in our categories of apparel selling space could result in lower sales, and our business, results of operations, financial condition and cash flows may be adversely affected.
Additionally, from time to time certain customers have experienced financial and operational difficulties. Our wholesale customers experienced significant business disruptions as a result of the COVID-19 pandemic and the macroeconomic pressures that resulted from the pandemic, including declines in retail traffic, inflationary pressures, temporary store closures, and other operational restrictions. There can be no assurance that our wholesale customers have adequate financial resources and/or access to additional capital to withstand prolonged periods of adverse economic conditions. To the extent one or more of our largest customers experience significant financial difficulty, bankruptcy, insolvency or cease operations, this could have a material adverse effect on our sales, our ability to collect on receivables and our financial condition and results of operations.
The COVID-19 global pandemic continues to negatively affect our business, results of operations, financial condition and cash flows, as well as customer demand.
Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic, which has resulted in related severe disruptions to retail operations and supply chains and the global economy overall. Governmental authorities across the globe have taken and continue to take actions to curtail or slow down the spread of the virus, such as limiting or closing business activities, transportation and person-to-person interactions, resulting in disruptions at some of our retail stores, manufacturing facilities and support operations, as well as the operations of our third-party manufacturing partners and other vendors and suppliers. In some cases, the relaxation of such trends has been followed by actual or contemplated returns to stringent restrictions on commerce or gatherings, including in China and in parts of the United States and the rest of the world. Even in the absence of stringent federal, state or local mandates, deterioration in discretionary consumer spending or social distancing measures may extend the duration of the adverse impact on retail traffic in our Company-operated or our customers’ retail stores.
Global trade conditions and customer trends that originated during the pandemic continue to persist, especially in China, and may also have a long-lasting adverse impact on us independently of the progress on the pandemic. For example, the COVID-19 pandemic disrupted our supply chain and resulted in decreased retail traffic, decreases or shifts in consumer demand, spending and/or channel preferences, delays in product and raw material availability, inflationary pressures, recessionary concerns and other evolving macroeconomic conditions. The COVID-19 pandemic has had, and could continue to have, a negative impact on our business, results of operations, financial condition and cash flows, although the full extent is still uncertain and cannot be predicted.

11 Kontoor Brands, Inc. 2022 Form 10-K

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
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, pressure from retailers to reduce the costs of products, the impact of inflation, rising interest rates and recessionary concerns, changes in consumer demand and shifts to online shopping and purchasing. Customers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.
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
12 Kontoor Brands, Inc 2022 Form 10-K

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
Historically, there have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry. These events could have a material adverse effect on our business. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers. In the future, retailers are likely to further consolidate, undergo restructurings, reorganizations or bankruptcies, realign their affiliations or reposition their stores’ target markets. In addition, consumers have continued to transition away from traditional wholesale retailers to large online retailers. These developments could result in a reduction in the number of stores that carry our products, an increase in ownership concentration within the retail industry, an increase in credit exposure to us or an increase in leverage by our customers over their suppliers.
Further, the global economy periodically experiences recessionary conditions with reduced availability of credit, increased savings rates, declines in real estate and securities values and rising unemployment. These recessionary conditions could have a negative impact on retail sales of apparel. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our customers experiencing financial difficulties, including store closures, bankruptcies or liquidations. This could result in higher credit risk to us relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on our trade accounts receivable could have a material adverse effect on our financial condition and results of operations.
We may not succeed in our business strategy.
One of our key strategic objectives is growth. We seek to grow organically and potentially, in the future, through acquisitions. We seek to grow by expanding our share with winning customers; stretching brands to new regions, channels, and categories; managing costs; leveraging our supply chain across the Company; and expanding our direct-to-consumer business with emphasis on our e-commerce business. However, we may not be able to grow our existing businesses. For example:
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

13 Kontoor Brands, Inc. 2022 Form 10-K

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
During 2022, approximately 69% of our units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by company-owned and -operated manufacturing facilities located in Mexico and Nicaragua. Any of the following could impact our ability to produce or deliver our products or our cost of producing or delivering products and, as a result, our profitability:
•political or labor instability in countries where our facilities, contractors and suppliers are located;
•changes in local economic conditions, including as a result of macroeconomic pressures, the COVID-19 pandemic or geopolitical events, in countries where our facilities, contractors and suppliers are located;
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
14 Kontoor Brands, Inc 2022 Form 10-K

•disruptions at suppliers and manufacturing or distribution facilities caused by natural and man-made disasters;
•epidemics, pandemics like COVID-19 or other public health crises have resulted and could in the future result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of our goods produced in infected areas;
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
We rely on a limited number of North American third-party suppliers for raw materials. Such products may be available, in the short-term, from only one or a very limited number of sources. In 2022, approximately 51% of our raw materials were provided by our top three suppliers in North America. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for raw materials, production and quota capacity. We may experience a significant disruption in the supply of raw materials from current sources, or in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer due to consolidation, closure or otherwise, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have a material adverse effect on our ability to meet customer demand for our products and could result in lower net revenue and income from operations both in the short and long term.
If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.
We rely on owned or independently-operated distribution facilities to warehouse and ship product to our customers. Our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of our products are distributed from a relatively small number of locations, our operations could also be interrupted by public health crises or natural or man-made disasters like earthquakes, floods or fires affecting our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. Transportation of our products may be interrupted due to events such as marine disasters, bad weather or natural disasters, mechanical or electrical failures, public health crises, grounding, capsizing, fire, explosions and collisions, piracy, cyber-attacks, human error and war and terrorism resulting in delays, damages or losses. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
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

15 Kontoor Brands, Inc. 2022 Form 10-K

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
INFORMATION TECHNOLOGY RISKS
We recently implemented an ERP software system, and challenges with ongoing optimization and change management may impact our business and operations.
We recently implemented a company-wide ERP software system and the related infrastructure to support future growth and to integrate our processes. The continued optimization and change management related to the ERP software system may prove to be more difficult, costly or time-consuming than expected, and it is possible that the system will not yield the benefits anticipated. Any disruptions, delays or deficiencies related to our new ERP software system could materially impact our operations and adversely affect our ability to process orders, manage our inventory, ship products, provide customer support, fulfill contractual obligations or otherwise operate our business.
We rely significantly on information technology. Any inadequacy, interruption, integration failure or security failure of this technology could harm our ability to effectively operate our business or report our financial results accurately or timely.
Our ability to effectively manage and operate our business and report our financial results accurately and timely depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory, manage our supply chain and support our accounting and financial reporting processes. We are also dependent on information technology, including the internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorizations. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage, failure or interruption due to viruses, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our systems or the implementation of new systems. The failure of these systems to operate effectively, improper design or configuration, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of our business, including management of inventory, ordering and replenishment of products, manufacturing and distribution of products, e-commerce operations, retail business credit card transaction authorization and processing, tracking and recording of accounting transactions, corporate email communications and our interaction with the public on social media.
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
16 Kontoor Brands, Inc 2022 Form 10-K

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
There is also increased focus from our stakeholders including our consumers, customers, shareholders, suppliers and the communities where we do business around the world, on environmental, social and governance ("ESG") and related sustainability practices. If our ESG practices do not meet stakeholder expectations, including, but not limited to, setting targets, making commitments and taking actions to meet them, and expanding our disclosures in these areas, our brand and reputation could be damaged. We may not be able to meet targets and commitments as initially planned due to unforeseen circumstances including, but not limited to, increased costs or operational challenges associated with achieving planned results. Changes in ESG regulations may require us to incur additional costs and require additional resources to remain in compliance.
Our operations and earnings may be affected by legal, regulatory, political and economic risks.
Our ability to maintain the current level of operations in our existing markets and to capitalize on growth in existing and new markets is subject to legal, regulatory, political and economic risks. These include proximity to countries in turmoil, shifts in local societal/cultural climates, change in local perceptions of foreign operators and uncertainty ahead of elections or regime changes, the burdens of complying with U.S. and international laws and regulations, changes in regulatory requirements and the economic uncertainty associated with political developments. In addition, shocks to the economy of a country where we operate and/or critical residual shocks to the apparel/garment sector industry as a whole can have an outsize impact. Changes in regulatory, geopolitical policies or conditions and other factors may adversely affect our business or may require us to modify our current business practices. While enactment of any such change is not certain, if such changes were adopted, our costs could increase, which would reduce our earnings.
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

17 Kontoor Brands, Inc. 2022 Form 10-K

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
As a global business, we are subject to taxation in the U.S. and numerous foreign jurisdictions. Many jurisdictions in which we operate are discussing potential changes to their respective taxation regimes, have issued proposed regulations or are adopting additional regulations. For example, the Organisation for Economic Co-operation and Development ("OECD"), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes.
In addition, the U.S. enacted the Inflation Reduction Act of 2022 ("H.R. 5376"), which, among other things, implements a 15% minimum tax on book income of certain large corporations and a 1% excise tax on net stock repurchases. Based on our current analysis, the provisions of H.R. 5376 are not expected to have a material impact on the Company’s financial statements.
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
18 Kontoor Brands, Inc 2022 Form 10-K

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
Fluctuations in the price, availability and quality of fabrics such as denim, including cottons, blends, synthetics and wools, or other raw materials used by us in our manufactured products, or of purchased finished goods, could have a material adverse effect on our cost of goods sold or our ability to meet our customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, the continuing effects of the COVID-19 pandemic related supply chain disruptions, crop yields, energy prices, weather patterns, freight rates and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. Inflation can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries, and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, we may not be able to offset cost increases with other cost reductions or efficiencies or pass higher costs on to our customers. This could have a material adverse effect on our results of operations, liquidity and financial condition.
Our business is exposed to the risks of foreign currency exchange rate fluctuations. Our hedging strategies may not be effective in mitigating those risks.
Approximately 21% of our total net revenues in 2022 are derived from markets outside the U.S. Most of our international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which our international businesses purchase products, incur costs or sell products. In addition, for our U.S.-based businesses, the majority of products are sourced from independent contractors or our manufacturing facilities located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of our licensing net revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows.
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
Our balance sheet includes goodwill and intangible assets. A decline in the fair value of a business unit or of an intangible asset could result in an asset impairment charge, which would be recorded as an operating expense in our statement of operations.
Our policy is to evaluate goodwill and indefinite-lived intangible assets for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. In addition, intangible assets that are being amortized are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For these impairment tests, we use various valuation methods to estimate the fair value of our business units and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference.

19 Kontoor Brands, Inc. 2022 Form 10-K

It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) macroeconomic conditions, COVID-19 impacts and/or geopolitical events in future years worsen from our current assumptions, (ii) business conditions or our strategies for a specific business unit or brand change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of net revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Although a charge would be non-cash, a future impairment charge for goodwill or intangible assets could have a material effect on our consolidated financial position or results of operations.
Our ability to obtain short-term or long-term financing on favorable terms, if needed, could be adversely affected by geopolitical events and volatility in the capital markets.
Any disruption in the capital markets, including as a result of rising interest rates and other macroeconomic pressures, geopolitical events like the Russia-Ukraine conflict or the COVID-19 pandemic, could limit the availability of funds or the ability or willingness of financial institutions or investors to extend capital in the future. This could adversely affect our liquidity and funding resources and/or significantly increase our cost of capital. An inability to access capital and credit markets may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
20 Kontoor Brands, Inc 2022 Form 10-K

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
•General economic, industry and stock market conditions, including inflation, rising interest rates and recessionary concerns;
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
Provisions in our articles of incorporation and bylaws and certain provisions of North Carolina law could delay or prevent a change in control of Kontoor.
The existence of certain provisions of our articles of incorporation and bylaws and North Carolina law could discourage, delay or prevent a change in control of Kontoor that a shareholder may consider favorable. These include provisions:
•Providing that the removal of our directors with or without cause must be approved by the holders of at least 80% of the voting power;
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
•Prohibiting shareholders from calling special meetings of shareholders and requiring unanimous shareholder action by written consent;
•Establishing advance notice and other requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted on by shareholders at our annual shareholder meetings; and
•Requiring the affirmative vote of the holders of at least 80% of the voting power to approve certain business combinations.

21 Kontoor Brands, Inc. 2022 Form 10-K

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
Our articles of incorporation designate North Carolina as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us and limit the market price of our common stock.
Pursuant to our articles of incorporation, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the North Carolina Business Court (or another state or federal court located in North Carolina, if a dispute does not qualify for designation to the North Carolina Business Court or the North Carolina Business Court otherwise lacks jurisdiction) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers or other employees to us or our shareholders; (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of North Carolina law or our articles of incorporation or our bylaws; or (iv) any action asserting a claim against us or any director or officer or other employee of ours relating to the internal affairs doctrine. Our articles of incorporation further provide that if an action described in the preceding sentence is filed in a court other than as specified above in the name of any shareholder, such shareholder is deemed to have consented to (i) personal jurisdiction before any state or federal court located in North Carolina, as appropriate, in connection with any action brought in any such court to enforce our articles of incorporation and (ii) having service of process made upon such shareholder in any such action by service upon such shareholder’s counsel in the action as agent for such shareholder. The forum selection clause in our articles of incorporation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us and limit the market price of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
22 Kontoor Brands, Inc 2022 Form 10-K

ITEM 2. PROPERTIES.
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate ten manufacturing-related facilities and six distribution centers around the world. To manage distribution in our APAC and EMEA regions, we partner with third-party logistics providers primarily in Shanghai, China and Prague, Czech Republic. Our global headquarters are located in Greensboro, North Carolina, and house our various sales, marketing and corporate business functions.
The following table presents our principal properties as of December 31, 2022:

Location	Approximate Square Feet	Use	Owned or Leased
Greensboro, North Carolina	140,000	Global Headquarters	Owned
Greensboro, North Carolina	47,000	Office	Leased
Antwerp, Belgium	12,000	Office	Leased
Geneva, Switzerland	4,400	Office	Leased
Shanghai, China	16,000	Office	Leased
Mexico City, Mexico	13,000	Office	Leased
Dhaka, Bangladesh	10,500	Office and Technical Service Center	Leased
Hong Kong, China	44,000	Office and Sourcing Hub	Leased
Panama City, Panama	5,000	Sourcing Hub	Leased
Foshan, China	48,000	Technical Service Center	Leased
Greensboro, North Carolina	173,000	Technical Service and Innovation Center	Owned
Mocksville, North Carolina	503,000	Distribution Center	Owned
Hackleburg, Alabama	443,000	Distribution Center	Owned
Seminole, Oklahoma	394,000	Distribution Center	Owned
El Paso, Texas	385,000	Distribution Center	Leased
Luray, Virginia	435,000	Distribution Center	Owned
Mexico City, Mexico	162,000	Distribution Center	Leased
Acanceh, Mexico	306,000	Manufacturing Facility	Owned
Torreon, Mexico	304,000	Manufacturing Facility	Owned
Izamal, Mexico	93,000	Manufacturing Facility	Owned
Tekax, Mexico	92,000	Manufacturing Facility	Owned
La Rosita, Mexico	90,000	Manufacturing Facility	Owned
San Pedro, Mexico	88,000	Manufacturing Facility	Owned
San Antonio del Coyote, Mexico	88,000	Manufacturing Facility	Owned
Managua, Nicaragua	126,000	Manufacturing Facility	Leased
San Marcos, Nicaragua	115,000	Manufacturing Facility	Leased
Masatepe City, Nicaragua	108,000	Manufacturing Facility	Leased
As of December 31, 2022, we operated 77 retail stores across the Americas, EMEA and APAC regions. Retail stores are typically leased under operating leases and include renewal options.
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

23 Kontoor Brands, Inc. 2022 Form 10-K

PART II

ITEM 5. MARKET FOR KONTOOR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock
Kontoor’s Common Stock is listed on the NYSE under the symbol “KTB”. Kontoor began to trade as a standalone public company on May 23, 2019. As of February 24, 2023, there were 2,548 holders of record of our Common Stock.
Stock Performance Graph
The following graph compares the cumulative total shareholder return of Kontoor's Common Stock with that of the S&P 500 Index and the S&P 1500 Apparel Retail Index for the period from May 7, 2019 (the effective date of the registration of KTB Common Stock) to December 31, 2022. The graph assumes that $100.00 was invested on May 9, 2019 (first day of trading activity) in KTB stock or April 30, 2019 in index, and all dividends and other distributions were reinvested. Past performance is not necessarily indicative of future performance.

Comparison of 44 Month Cumulative Total Return of KTB Common Stock
S&P 500 Index and S&P 1500 Apparel Retail Index
$180
$170
$160
$150
$140
$130
$120
$110
$100
Dollars
5/9/2019
12/28/2019
1/2/2021
1/1/2022
12/31/2022
Kontoor Brands, Inc.
S&P 500 Index
S&P 1500 Apparel Retail Index

Issuer Purchases of Equity Securities

Fourth quarter fiscal 2022	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Dollar value of shares that may yet be purchased under the program
October 2 - October 29	—	$—	—	$62,044,756
October 30 - November 26	—	—	—	62,044,756
November 27 - December 31	—	—	—	62,044,756
Total	—	$—	—
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
24 Kontoor Brands, Inc 2022 Form 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part IV of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended January 1, 2022, for discussion of the results of operations for the year ended January 1, 2022, compared to the year ended January 2, 2021.
The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Special Note On Forward-Looking Statements” included in Part I of this Annual Report on Form 10-K and in Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K.
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, produces, procures, markets, distributes and licenses apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online. The Company’s products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA") and Asia-Pacific (“APAC”) regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2022, December 2021 and December 2020 correspond to the 52-week fiscal years ended December 31, 2022 and January 1, 2022 and the 53-week fiscal year ended January 2, 2021, respectively.
References to fiscal 2022 and 2021 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from fiscal 2021 and 2020, respectively, and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, distress in global credit markets and foreign currency exchange rates, as well as ongoing supply chain disruptions, labor challenges and the COVID-19 pandemic, continue to adversely impact global economic conditions, as well as the Company's operations. We do not have significant operations in Russia or Ukraine, and exited our distribution arrangement in Russia in 2022. However, the conflict between Russia and Ukraine continues to cause disruption in the surrounding areas and greater uncertainty in the global economy.
Inflationary pressures increased key input costs and softened consumer demand beginning late in the second quarter of 2022 and continued through the second half of 2022. The rise in interest rates during the second half of 2022 also contributed to reduced consumer discretionary spending, resulting in retailer actions to reduce their inventory levels which negatively impacted our sales, primarily during the third quarter of 2022.
We continued to experience delays in product and raw material availability into the first half of 2022 due largely to global supply chain disruptions, driven in part by port congestion and transportation delays, and incurred transitory costs, including air freight to expedite shipments to meet customer demand. Many global supply chain disruptions became less prevalent during the second half compared to the first half of 2022. Accordingly, we were able to reduce our use of air freight, but experienced increases in other input costs, including ocean freight.
We experienced store closures, disruptions in distribution and restrictions on consumer mobility in certain regions of China during 2022 due to COVID-19 and related restrictions, which had a significant impact on sales and operations in APAC. We took actions to manage these impacts including the expansion of our credit lines in the region during the second quarter of 2022 to ensure sufficient liquidity.
All of the above factors contributed to increased inventory levels, primarily in core product. This increase was most significant in the third quarter of 2022. To manage inventory, we adjusted receipts on sourced goods and took downtime in our internal manufacturing

25 Kontoor Brands, Inc. 2022 Form 10-K

facilities in the fourth quarter of 2022. These conditions drove higher provisions for inventory losses in 2022 compared to the prior year. We continue to work with our customers and vendors to meet ongoing demand and minimize supply chain impacts.
While we anticipate continued macroeconomic uncertainty during 2023, we believe that we are appropriately positioned to successfully manage through known operational challenges. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand and our business.
Business Overview
We have undergone transformational change to improve operational performance, address internal and external factors and set the stage for long-term profitable growth. We have launched significant initiatives to refine a global go-to-market approach. We continue to execute on our Horizon 2 multi-year strategic vision, "Catalyzing Growth" which outlines four growth catalysts: (i) expansion of our core U.S. Wholesale business, (ii) category extensions such as outdoor, workwear and t-shirts, (iii) geographic expansion of our Wrangler® and Lee® brands, most notably in China, and (iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world.
To support our growth initiatives, we took actions to globalize our operating model and relocate our European headquarters to Geneva, Switzerland ("EMEA restructuring"), and incurred $13.7 million of severance and employee-related benefits, $2.6 million of the associated pension curtailment gain and $1.5 million of other costs associated with these actions. Refer to Note 21 to the Company's financial statements for additional information related to restructuring charges. We also made significant investments to support the design and implementation of our global enterprise resource planning ("ERP") system and information technology infrastructure build-out ("ERP implementation"), which was completed in 2021. In 2022, we continued to invest in areas such as digital and information technology that leverage our global ERP platform. Certain prior year comparisons are affected by ERP implementation costs incurred in 2021.
In addition to continued organic investments in our brands and capabilities, the options in our capital allocation strategy are to (i) pay down debt, (ii) provide for a superior dividend payout, (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.

HIGHLIGHTS OF THE YEAR ENDED DECEMBER 2022
•Net revenues increased 6% to $2.6 billion compared to the year ended December 2021, driven by growth in the U.S. Wholesale and Direct-to-Consumer channels, partially offset by a 2% unfavorable impact from foreign currency and a decline in the Non-U.S. Wholesale channel as discussed below.
•U.S. Wholesale revenues increased 11% compared to the year ended December 2021, due to strength across the channel, including growth in new business and U.S. digital wholesale. U.S. Wholesale revenues represented 72% of total revenues in the current year.
•Non-U.S. Wholesale revenues decreased 8% compared to the year ended December 2021, driven by a 7% unfavorable impact from foreign currency and a decline in our APAC business due to COVID-19 restrictions in China. Non-U.S. wholesale revenues represented 17% of total revenues in the current year.
•Direct-to-Consumer revenues increased 1% on a global basis compared to the year ended December 2021, primarily due to growth in our owned e-commerce sites, partially offset by a decline in retail store sales and a 3% unfavorable impact from foreign currency. Direct-to-Consumer revenues represented 11% of total revenues in the current year.
•Gross margin decreased 160 basis points to 43.1% compared to the year ended December 2021, primarily driven by increased product and ocean freight costs due to inflationary pressures, as well as higher provisions for inventory losses. These decreases were partially offset by benefits from strategic pricing.
•Selling, general and administrative expenses as a percentage of revenues decreased to 29.6% compared to 33.3% for the year ended December 2021, primarily due to a 300 basis point decrease in costs related to the Company's ERP implementation, lower compensation-related expense and lower retail store expenses. These decreases were partially offset by ongoing investments in information technology, costs related to the EMEA restructuring, and increases in distribution expense in the current period.
•Net income increased 26% to $245.5 million compared to the year ended December 2021, primarily due to the business results discussed above.

26 Kontoor Brands, Inc 2022 Form 10-K

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents a summary of the changes in net revenues for the years ended December 2022 and December 2021:

(In millions)	2022 Compared to 2021
Net revenues — prior year	$2,475.9
Operations	197.6
Impact of foreign currency	(42.1)
Net revenues — current year	$2,631.4
2022 Compared to 2021
Net revenues increased 6%, attributable to growth in the U.S. driven by new business, digital wholesale and our owned e-commerce sites. These increases were partially offset by a decline in our APAC business due to COVID-19 restrictions in China and a 2% unfavorable impact from foreign currency.
Additional details on 2022 and 2021 revenues are provided in the section titled “Information by Business Segment.”
The following table presents components of the Company's statements of operations as a percent of net revenues:

(Dollars in thousands)	2022	2021
Net revenues	$2,631,444	$2,475,916
Gross margin (net revenues less cost of goods sold)	$1,134,368	$1,107,726
As a percentage of net revenues	43.1%	44.7%
Selling, general and administrative expenses	$777,703	$824,747
As a percentage of net revenues	29.6%	33.3%
Operating income	$356,665	$282,979
As a percentage of net revenues	13.6%	11.4%
2022 Compared to 2021
Gross margin decreased 160 basis points primarily driven by increased product and ocean freight costs due to inflationary pressures, as well as higher provisions for inventory losses. These decreases were partially offset by benefits from strategic pricing.
Selling, general and administrative expenses as a percentage of net revenues decreased to 29.6% compared to 33.3% for the year ended December 2021, primarily due to a 300 basis point decrease in costs related to the Company's ERP implementation, lower compensation-related expense and lower retail store expenses. These decreases were partially offset by ongoing investments in information technology, costs related to the EMEA restructuring, and increases in distribution expense in the current period.
The effective income tax rate for the year ended December 2022 was 23.1% compared to 20.1% for the year ended December 2021. The 2022 effective income tax rate included a net discrete tax expense primarily related to changes in deferred tax valuation allowances. The net discrete tax expense for the year ended December 2022 increased the effective income tax rate by 3.4%. The year ended December 2021 included a net discrete tax benefit primarily related to benefits from stock-based compensation, partially offset by changes in deferred tax valuation allowances. The net discrete tax benefit for the year ended December 2021 decreased the effective income tax rate by 0.1%.
The effective tax rate without discrete items for the year ended December 2022 was 19.7% compared to 20.2% for the year ended December 2021. The decrease was primarily due to changes in our jurisdictional mix of earnings. Our effective income tax rate for foreign operations was 8.3% and 10.4% for the years ended December 2022 and December 2021, respectively.

27 Kontoor Brands, Inc. 2022 Form 10-K

Information by Business Segment
Management at each of the segments has direct control over and responsibility for corresponding net revenues and operating income, hereinafter termed "segment revenues" and "segment profit," respectively. The chief operating decision maker allocates resources and assesses performance based on the global brand operating results of Wrangler® and Lee®, which are the Company's segments. Common costs for certain centralized functions are allocated to the segments as discussed in Note 3 to the Company's financial statements.
The following tables present a summary of the changes in segment revenues and segment profit for the years ended December 2022 and December 2021:
Segment Revenues

(In millions)	Wrangler	Lee	Total

Segment revenues — 2021	$1,575.2	$887.1	$2,462.3
Operations	188.8	11.2	200.0
Impact of foreign currency	(18.2)	(23.9)	(42.1)
Segment revenues — 2022	$1,745.8	$874.4	$2,620.2
Segment Profit

(In millions)	Wrangler	Lee	Total

Segment profit — 2021	$294.2	$128.3	$422.5
Operations	28.6	(3.7)	24.9
Impact of foreign currency	(1.6)	(3.5)	(5.2)
Segment profit — 2022	$321.2	$121.1	$442.2

28 Kontoor Brands, Inc 2022 Form 10-K

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Year Ended December

(Dollars in millions)	2022	2021	Percent Change
Segment revenues	$1,745.8	$1,575.2	10.8%
Segment profit	$321.2	$294.2	9.2%
Operating margin	18.4%	18.7%
2022 Compared to 2021
Global revenues for the Wrangler® brand increased 11%, driven by growth in the U.S. Wholesale and Direct-to-Consumer channels, partially offset by a decline in the Non-U.S. Wholesale channel.
•Revenues in the Americas region increased 13%, primarily due to a 12% increase in the U.S. Wholesale channel, as well as growth in our owned e-commerce sites. Increases in the U.S. Wholesale channel were driven by strength in our Western, Traditional and Workwear businesses and growth in the U.S. digital wholesale business. Non-U.S. Americas wholesale revenues increased 18%, primarily due to new business growth in Mexico and the less significant impact of COVID-19 compared with the prior year, partially offset by a 3% unfavorable impact from foreign currency.
•Revenues in the APAC region decreased 31%, driven by a decrease in our India business, where we have transitioned to a licensed model, and a 4% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 6%, primarily driven by a 12% unfavorable impact from foreign currency, partially offset by an increase in retail store sales.
Operating margin decreased to 18.4% compared to 18.7% for 2021, primarily driven by increased product and ocean freight costs due to inflationary pressures and higher distribution costs. These decreases were partially offset by benefits from strategic pricing, lower compensation-related expense and restructuring and separation costs. During 2021, operating margin was negatively impacted by 30 basis points due to restructuring and separation costs, and there were no restructuring costs that impacted operating margin during 2022.

29 Kontoor Brands, Inc. 2022 Form 10-K

Lee

	Year Ended December

(Dollars in millions)	2022	2021	Percent Change
Segment revenues	$874.4	$887.1	(1.4)%
Segment profit	$121.1	$128.3	(5.6)%
Operating margin	13.8%	14.5%
2022 Compared to 2021
Global revenues for the Lee® brand decreased 1%, with growth in the U.S. Wholesale channel more than offset by declines in the Non-U.S. Wholesale and Direct-to-Consumer channels and a 3% unfavorable impact from foreign currency.
•Revenues in the Americas region increased 8%, primarily due to a 10% increase in the U.S. wholesale channel, as well as growth in our owned e-commerce sites, partially offset by a decrease in retail store sales. Increases in U.S. Wholesale were driven by strength across the channel, including our U.S. digital wholesale business. Non-U.S. Americas wholesale revenues increased 18%, primarily due to higher sales in Mexico and the less significant impact of COVID-19 compared with the prior year period.
•Revenues in the APAC region decreased 24%, primarily due to declines in wholesale revenues and decreased retail store sales in China due to COVID-19 restrictions, and a 3% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 5%, primarily due to a 12% unfavorable impact from foreign currency, partially offset by an increase in retail store sales.
Operating margin decreased to 13.8% compared to 14.5% for 2021, primarily driven by increased product and ocean freight costs due to inflationary pressures and higher distribution costs. These decreases in operating margin were partially offset by benefits from strategic pricing and lower compensation-related expense, retail store expenses and restructuring and separation costs. During 2021, operating margin was negatively impacted by 30 basis points due to restructuring and separation costs, and there were no restructuring costs that impacted operating margin during 2022.
Other
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other primarily includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel. Other also included sales of third-party branded merchandise at company-owned outlet stores through the first quarter of 2021, after which they were discontinued.

	Year Ended December

(Dollars in millions)	2022	2021	Percent Change
Revenues	$11.3	$13.6	(17.3)%
(Loss) profit	$(0.6)	$0.5	(213.8)%
Operating margin	(5.3)%	3.8%
30 Kontoor Brands, Inc 2022 Form 10-K

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses, including certain restructuring costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Year Ended December

(Dollars in millions)	2022	2021	Percent Change
Total reportable segment profit	$442.2	$422.5	4.7%
Corporate and other expenses	(88.9)	(141.0)	(36.9)%
Interest expense	(34.9)	(38.9)	(10.2)%
Interest income	1.4	1.5	(8.6)%
(Loss) profit related to other revenues	(0.6)	0.5	(213.8)%
Income before income taxes	$319.1	$244.6	30.5%
2022 Compared to 2021
Corporate and other expenses decreased $52.0 million, primarily due to decreased costs related to the exit of the transition service agreements with our former parent in August 2021 and the Company's ERP implementation. These decreases were partially offset by $13.7 million of costs related to the EMEA restructuring.
Interest expense decreased $4.0 million, primarily due to accelerated amortization of the original issue discount and debt issuance costs associated with refinancing and early repayments in 2021 on our Credit Facilities (as defined below), partially offset by higher borrowing rates for long-term debt during 2022 compared to 2021.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company has historically generated strong positive cash flows from operations. However, during the second half of 2022, elevated retailer inventories, reduced consumer discretionary spending and the negative impact on our sales drove higher Kontoor inventory levels, resulting in increased working capital and reduced cash flows from operations. The Company is taking proactive measures to manage working capital. We believe cash flows from operations will be able to support our short-term liquidity needs as well as any future liquidity and capital requirements, in combination with available cash balances and borrowing capacity from our amended revolving credit facility.
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
On November 18, 2021, the Company completed a refinancing pursuant to which it issued $400.0 million of unsecured 4.125% senior notes due 2029 (the “Notes”) and amended and restated its Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for (i) a five-year $400.0 million term loan A facility (“Amended Term Loan A”), with mandatory repayments beginning in March 2023 and (ii) a five-year $500.0 million revolving credit facility (the “Amended Revolving Credit Facility”) (collectively, the “Amended Credit Facilities”) with the lenders and agents party thereto. The net proceeds from the offering of the Notes, together with $7.6 million of cash on hand, were used to repay $265.0 million of the principal amount outstanding under Term Loan A, and all of the $133.0 million principal amount outstanding under Term Loan B.
These debt obligations could restrict our future business strategies and could adversely impact our future results of operations, financial conditions or cash flows. Refer to Note 10 to the Company's financial statements in this Form 10-K for additional information regarding the Company's Notes and Amended Credit Facilities, including covenants and interest rates thereunder, and borrowing limits and availability as of December 2022.
As of December 2022, the Company was in compliance with all applicable covenants under the Amended Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company's operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the Amended Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.

31 Kontoor Brands, Inc. 2022 Form 10-K

The Amended Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit. The Company had no outstanding borrowings under the Amended Revolving Credit Facility as of December 2022.
The following table presents outstanding borrowings and available borrowing capacity under the Amended Revolving Credit Facility and our cash and cash equivalents balances as of December 2022:

(In millions)	December 2022
Outstanding borrowings under the Amended Revolving Credit Facility	$—
Available borrowing capacity under the Amended Revolving Credit Facility (1)	$487.9
Cash and cash equivalents	$59.2
(1) Available borrowing capacity under the Amended Revolving Credit Facility is net of $12.1 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At December 2022 and December 2021, the Company had $24.8 million and $10.1 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There was $7.1 million of outstanding balances under these arrangements at December 2022, and no outstanding balances at December 2021. In addition, short-term borrowings included other debt of $0.2 million at both December 2022 and December 2021.
On August 5, 2021, the Company announced that its Board of Directors approved a share repurchase program (the "Repurchase Program"). The Repurchase Program authorized the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The timing and amount of repurchases are determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice. During the years ended December 2022 and December 2021, the Company repurchased 1.5 million and 1.4 million shares of Common Stock, respectively, for $62.5 million and $75.5 million, respectively, including commissions, under the Repurchase Program. Beginning in 2023, the Company will be subject to a 1% excise tax on net stock repurchases under the Inflation Reduction Act of 2022. All shares reacquired in connection with the Repurchase Program are treated as authorized and unissued shares upon repurchase. Of the $200.0 million authorized for repurchase under the share repurchase program, $62.0 million remained available for repurchase as of December 2022.
During 2022, the Company paid $103.7 million of dividends to its shareholders. On February 21, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of the Company's Common Stock. The cash dividend will be payable on March 20, 2023, to shareholders of record at the close of business on March 10, 2023.
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
We anticipate utilizing cash flows from operations to support continued investments in our brands, talent and capabilities, strategic investment opportunities that may arise, dividend payments to shareholders, repayment of our debt obligations over time and repurchases of Common Stock. Management believes that our cash balances and funds provided by operating activities, along with existing borrowing capacity and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, (ii) adequate liquidity to fund capital expenditures and planned dividend payouts and (iii) flexibility to repurchase Common Stock and fund strategic investment opportunities.
We currently expect capital expenditures to range from $35.0 million to $40.0 million in 2023, primarily to support manufacturing, information technology, owned brick and mortar stores and distribution.

32 Kontoor Brands, Inc 2022 Form 10-K

The following table presents our cash flows during the periods:

(In millions)	Year Ended December

Cash provided (used) by:	2022	2021
Operating activities	$83.6	$283.9
Investing activities	$(30.1)	$(39.4)
Financing activities	$(170.9)	$(304.1)
Operating Activities
During 2022, cash provided by operating activities decreased $200.3 million as compared to 2021. The decrease was primarily due to unfavorable changes in working capital accounts, primarily related to increases in inventory as discussed above, as well as accounts payable and accrued liabilities, partially offset by favorable changes in accounts receivable and net income.
Investing Activities
During 2022, cash used by investing activities decreased $9.3 million as compared to 2021, primarily due to declines in capitalized computer software, partially offset by higher property, plant and equipment expenditures.
Financing Activities
During 2022, cash used by financing activities decreased $133.2 million as compared to 2021. This decrease was primarily due to our debt refinancing in 2021 where we repaid $523.0 million of term loans, partially offset by $400.0 million of proceeds from the issuance of the Notes.
Contractual Obligations
The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's estimated contractual obligations and other commercial commitments at December 2022 and the future periods in which such obligations are expected to be settled in cash are described below.
Contractual commitments on the Company's balance sheets include obligations to make principal payments on $800 million of long-term debt based on the defined terms of our debt agreements. Refer to Note 10 to the Company's financial statements in this Form 10-K for additional information. These debt agreements also require periodic interest payments on floating and fixed rate terms. Future estimated interest payments under these agreements, based on interest rates in effect as of December 2022 and the remaining terms of the debt arrangements, are $40.7 million, $39.9 million, $38.7 million, $35.1 million and $16.5 million for 2023 through 2027, respectively, and $33.0 million thereafter.
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

33 Kontoor Brands, Inc. 2022 Form 10-K

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
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, contingent assets and liabilities and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, we may retain outside specialists to assist in impairment testing of goodwill and intangible assets. Several of the estimates and assumptions we are required to make relate to future events and are therefore inherently uncertain, especially as it relates to events outside of our control. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
We believe the following accounting policies involve the most significant management estimates, assumptions and judgments used in preparation of the financial statements or are the most sensitive to change from outside factors. The selection and application of the Company’s critical accounting policies and estimates are periodically discussed with the Audit Committee of the Board of Directors.
Impairment Testing of Long-Lived Assets, Including Intangible Assets and Goodwill
Long Lived Assets — Property, Plant and Equipment and Operating Lease Assets
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
Judgments and Uncertainties
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the methodology used to evaluate the impairment of property, plant and equipment and operating lease assets during 2022. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments, useful lives of property, plant and equipment or term length of leases. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to potentially material impairments. As of December 2022, the effect of a hypothetical 10% change in the aforementioned key assumptions would not have a material effect on reported results.

34 Kontoor Brands, Inc 2022 Form 10-K

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
Judgments and Uncertainties
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
Effect if Actual Results Differ From Assumptions
Management makes its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that our conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill and intangible asset impairment testing will prove to be accurate

35 Kontoor Brands, Inc. 2022 Form 10-K

predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of net revenues and EBITDA. A future impairment charge for goodwill or intangible assets could have a material effect on our financial position and results of operations. As of December 2022, the effect of a hypothetical 10% change in the aforementioned key assumptions would not have a material effect on reported results.
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
Judgments and Uncertainties
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
Effect if Actual Results Differ From Assumptions
Such judgments and estimates may change based on audit settlements, court cases, proposed tax regulations and interpretation of tax laws and regulations. Income tax expense could be materially affected to the extent the Company prevails in a tax position or when the statute of limitations expires for a tax position for which a liability for unrecognized tax benefits or valuation allowances have been established, or to the extent the Company is required to pay amounts greater than the established liability for unrecognized tax benefits. The Company does not currently anticipate any material impact on earnings from the ultimate resolution of income tax uncertainties. There are no accruals for general or unknown tax expenses.
The Company has $25.7 million of gross deferred income tax assets related to operating loss carryforwards, and $23.0 million of valuation allowances against those assets. Realization of deferred tax assets related to operating loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that the Company will not be able to generate sufficient taxable income to offset losses during the carryforward periods, the Company records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, the Company would record an adjustment to income tax expense in that future period.

Recently Issued and Adopted Accounting Standards
Refer to Note 1 to the Company's financial statements included elsewhere in this Annual Report on Form 10-K for discussion of recently issued and adopted accounting standards.
36 Kontoor Brands, Inc 2022 Form 10-K

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
Cash and Cash Equivalents Risks
We had $59.2 million of cash and cash equivalents at the end of 2022. Management continually monitors the credit ratings of the financial institutions with whom we conduct business. Similarly, management monitors the credit quality of cash equivalents.
Deferred Compensation and Related Investment Security Risks
The Company sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Certain of the Company’s employees participate in this plan. The Company has purchased publicly traded mutual funds in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities. The increases and decreases in deferred compensation liabilities are offset by corresponding increases and decreases in the market value of the mutual funds purchased by the Company, resulting in an insignificant net exposure to operating results and financial position.
Interest Rate Risks
The Company's debt outstanding under the Amended Credit Facilities bears interest at variable interest rates plus applicable spreads. In addition, the funding fees charged by the financial institution for the trade accounts receivable sale program are based on underlying variable interest rates. The Company uses derivative financial instruments to mitigate some of these exposures to the volatility in interest rates. However, changes in interest rates would also affect interest income earned on our cash equivalents. Based on balances of outstanding debt, sold trade accounts receivable and cash equivalents as of December 2022, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $2.4 million.
Foreign Currency Exchange Rate Risks
We are a global enterprise subject to the risk of foreign currency fluctuations. Approximately 21% of our net revenues in 2022 were generated in international markets. Most of our foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where we have operations, there is a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Management hedges certain of the Company's foreign currency transactions and may hedge investments in certain foreign operations.
The reported values of assets and liabilities in these foreign businesses are subject to fluctuations in foreign currency exchange rates. The Company monitors and actively manages its net foreign currency market exposures and may enter into derivative contracts with external counterparties to hedge certain foreign currency accounts payable and accounts receivable transactions.
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
For cash flow hedging contracts outstanding at December 2022, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of 2022, it would result in a change in fair value of those contracts of approximately $23.7 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
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

37 Kontoor Brands, Inc. 2022 Form 10-K

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
38 Kontoor Brands, Inc 2022 Form 10-K

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Company's management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective to (1) ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports it files with or submits to the SEC within the required time periods specified in the Commission's rules and forms and (2) accumulate and communicate this information to management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding this disclosure.

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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

39 Kontoor Brands, Inc. 2022 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by Item 10 of this Part III is included under the captions “Proposal No. 1—Election of Directors,” “Executive Officers,” “Corporate Governance—Code of Conduct,” “Corporate Governance—Board Committees” and “Additional Information—Delinquent Section 16(a) Reports” (to the extent reported therein) in Kontoor’s 2023 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 31, 2022, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 of this Part III is included under the captions “Corporate Governance—Talent and Compensation Committee Interlocks and Insider Participation," "Director Compensation” and “Executive Compensation” in Kontoor’s 2023 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 31, 2022, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 of this Part III is included under the captions "Executive Compensation—2022 Equity Compensation Plan Information Table" and “Security Ownership of Certain Beneficial Owners and Management” in Kontoor’s 2023 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 31, 2022, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by Item 13 of this Part III is included under the captions "Corporate Governance—Related Person Transactions Policy" and "Corporate Governance—Director Independence" in Kontoor's 2023 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 31, 2022, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by Item 14 of this Part III is included under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in Kontoor’s 2023 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 31, 2022, which information is incorporated herein by reference.
40 Kontoor Brands, Inc 2022 Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial statements:
2. Financial statement schedules:

PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	86
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
3. Exhibits:

2.1	Separation and Distribution Agreement dated May 22, 2019 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

3.1	Amended and Restated Articles of Incorporation of Kontoor Brands, Inc. effective as of May 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 20, 2019)

3.2	Amended and Restated Bylaws of Kontoor Brands, Inc. effective as of May 7, 2019 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 20, 2019)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2020)

4.2	Indenture, dated as of November 18, 2021 by and among Kontoor Brands, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.125% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on November 19, 2021)

10.1	Tax Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.2	Transition Services Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.3	VF Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.4	Kontoor Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.5	Employee Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.6+	Change in Control Agreement by and between Scott H. Baxter and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.7+	Change in Control Agreement by and between Rustin Welton and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.8+	Change in Control Agreement by and between Thomas E. Waldron and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on May 23, 2019)

41 Kontoor Brands, Inc. 2022 Form 10-K

10.9+	Change in Control Agreement by and between Christopher Waldeck and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.10+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.11+	Kontoor Brands, Inc. 2019 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.12+	Kontoor Brands Executive Deferred Savings Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.13+	Kontoor Brands Executive Deferred Savings Plan II (2020 Restatement) (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022)

10.14+	Kontoor Brands 401(k) Savings Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 20, 2019)

10.15+	Form of Non-Qualified Stock Option Certificate (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.16+	Form of Non-Qualified Stock Option Certificate for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.17+	Form of Award Certificate for Performance-Based Restricted Stock Units (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.18+	Form of Award Certificate for Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.19+	Form of Award Certificate for Restricted Stock Units (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.20+	Form of Award Certificate for Restricted Stock (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.21+	Kontoor Brands, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.22+	Kontoor Brands, Inc. Deferred Savings Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.23	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.24+	Kontoor Brands, Inc. Mid-Term Incentive Plan, a subplan under the Stock Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.25+	Form of Award Certificate for Restricted Stock Units (2019 Launch Form) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.26+	Form of Award Certificate for Performance-Based Restricted Stock Units (Converted Awards Form) (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.27+	Form of Award Certificate for Performance-Based Restricted Stock Units (2019 Launch Form) (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.28+	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 1 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.29+	Kontoor Brands 401(k) Savings Plan Amendment No. 1 (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.30+	Kontoor Brands 401(k) Savings Plan Amendment No. 2 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.31+	Kontoor Brands 401(k) Savings Plan Amendment No. 3 (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.32+	Kontoor Brands 401(k) Savings Plan Amendment No. 4 (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.33+	Kontoor Brands 401(k) Savings Plan Amendment No. 5 (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.34+	Kontoor Brands 401(k) Savings Plan Amendment No. 6 (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.35+	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 2 (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

42 Kontoor Brands, Inc 2022 Form 10-K

10.36+	Kontoor Brands 401(k) Savings Plan Amendment No. 7 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2021)

10.37
Extension, dated November 12, 2020, of the Transition Services Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2021)

10.38+
Kontoor Brands, Inc. Mid-Term Incentive Plan, a subplan under the Stock Compensation Plan, as Amended and Restated effective December 16, 2021 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022)

10.39+	Form of Award Certificate for Restricted Stock Units (Standard Form) (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022)

10.40+
Form of Award Certificate for Performance-Based Restricted Stock Units (Standard Form) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022)

10.41*	Amendment No. 1, dated as of December 12, 2022, to the Amended and Restated Credit Agreement, dated as of November 18, 2021, by and among Kontoor Brands, Inc., the co-borrowers and guarantors party thereto, and the lenders and agents from time to time party thereto.

21*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature pages of this Form 10-K)

31.1*	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY.
None.

43 Kontoor Brands, Inc. 2022 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONTOOR BRANDS, INC.

March 1, 2023	By:	/s/ Scott H. Baxter
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 1, 2023:

Signature	Capacity

/s/ Scott H. Baxter	President, Chief Executive Officer and Chair of the Board
Scott H. Baxter	(Principal Executive Officer)

/s/ Rustin Welton	Executive Vice President and Chief Financial Officer
Rustin Welton	(Principal Financial Officer)

/s/ Denise Sumner	Vice President and Chief Accounting Officer
Denise Sumner	(Principal Accounting Officer)

/s/ Robert K. Shearer	Director
Robert K. Shearer

/s/ Kathleen S. Barclay	Director
Kathleen S. Barclay

/s/ Ashley D. Goldsmith	Director
Ashley D. Goldsmith

/s/ Robert M. Lynch	Director
Robert M. Lynch

/s/ Andrew E. Page	Director
Andrew E. Page

/s/ Mark L. Schiller	Director
Mark L. Schiller

/s/ Shelley Stewart, Jr.	Director
Shelley Stewart, Jr.

44 Kontoor Brands, Inc 2022 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kontoor Brands, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kontoor Brands, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Kontoor Brands, Inc. 2022 Form 10-K 45

Accounting for Deferred Income Taxes
As described in Notes 1 and 17 to the financial statements, the Company has net deferred income tax assets of $60.4 million, including a valuation allowance of $25.8 million, as of December 31, 2022. Deferred income tax assets and deferred income tax liabilities reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and operating loss carryforwards are recorded utilizing tax rates currently enacted for the years in which the differences are expected to be settled or realized. Management periodically assesses the realizability of deferred income tax assets and the adequacy of deferred income tax liabilities, including the results of local, state, federal or foreign statutory tax audits and changes in estimates and judgments used. As disclosed by management, the Company is subject to income taxes and files income tax returns in over 50 U.S. and foreign jurisdictions each year.
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
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 1, 2023
We have served as the Company’s auditor since 2018.

Kontoor Brands, Inc. 2022 Form 10-K 46

KONTOOR BRANDS, INC.
Consolidated Balance Sheets

(In thousands, except share amounts)	December 2022	December 2021
ASSETS
Current assets
Cash and cash equivalents	$59,179	$185,322
Accounts receivable, net	225,858	289,800
Inventories	596,836	362,957
Prepaid expenses and other current assets	100,396	72,579
Total current assets	982,269	910,658
Property, plant and equipment, net	104,465	105,155
Operating lease assets	51,029	54,950
Intangible assets, net	13,361	14,638
Goodwill	209,627	212,213
Deferred income tax assets	67,282	74,876
Other assets	154,228	160,534
TOTAL ASSETS	$1,582,261	$1,533,024
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$7,280	$249
Current portion of long-term debt	10,000	—
Accounts payable	206,262	214,204
Accrued liabilities	196,989	217,164
Operating lease liabilities, current	19,898	24,195
Total current liabilities	440,429	455,812
Operating lease liabilities, noncurrent	31,506	32,993
Deferred income tax liabilities	6,919	5,572
Other liabilities	70,031	99,192
Long-term debt	782,619	791,317
Commitments and contingencies
Total liabilities	1,331,504	1,384,886
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at December 2022 and 2021	—	—
Common Stock, no par value; shares authorized, 600,000,000; outstanding shares of 55,516,872 at December 2022 and 56,381,466 at December 2021	—	—
Additional paid-in capital	243,696	218,259
Retained earnings	86,726	22,635
Accumulated other comprehensive loss	(79,665)	(92,756)
Total equity	250,757	148,138
TOTAL LIABILITIES AND EQUITY	$1,582,261	$1,533,024
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2022 Form 10-K 47

KONTOOR BRANDS, INC.
Consolidated Statements of Operations

	Year Ended December

(In thousands, except per share amounts)	2022	2021	2020
Net revenues	$2,631,444	$2,475,916	$2,097,839
Costs and operating expenses
Cost of goods sold	1,497,076	1,368,190	1,234,150
Selling, general and administrative expenses	777,703	824,747	739,855
Total costs and operating expenses	2,274,779	2,192,937	1,974,005
Operating income	356,665	282,979	123,834
Interest expense	(34,919)	(38,900)	(49,992)
Interest income	1,352	1,480	1,608
Other expense, net	(3,962)	(959)	(2,514)
Income before income taxes	319,136	244,600	72,936
Income taxes	73,643	49,177	5,013
Net income	$245,493	$195,423	$67,923
Earnings per common share
Basic	$4.40	$3.40	$1.19
Diluted	$4.31	$3.31	$1.17
Weighted average shares outstanding
Basic	55,744	57,394	56,994
Diluted	56,962	59,086	57,858
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2022 Form 10-K 48

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December

(In thousands)	2022	2021	2020
Net income	$245,493	$195,423	$67,923
Other comprehensive income (loss)
Net change in foreign currency translation	(14,337)	(12,947)	3,940
Net change in defined benefit pension plans	4,420	(288)	412
Net change in derivative financial instruments	23,008	15,286	(19,461)
Total other comprehensive income (loss), net of related taxes	13,091	2,051	(15,109)
Comprehensive income	$258,584	$197,474	$52,814
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2022 Form 10-K 49

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows

	Year Ended December

(In thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$245,493	$195,423	$67,923
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,126	36,599	34,491
Stock-based compensation	21,891	38,516	15,948
Provision for doubtful accounts	(44)	330	18,338
Deferred income taxes	127	3,637	2,706
Other	(592)	9,087	(1,131)
Changes in operating assets and liabilities:
Accounts receivable	56,696	(60,957)	(17,647)
Inventories	(236,166)	(24,928)	119,276
Accounts payable	(4,117)	47,662	17,375
Income taxes	6,916	15,987	(3,390)
Accrued liabilities	(31,108)	18,859	(4,178)
Other assets and liabilities	(12,637)	3,647	(7,741)
Cash provided by operating activities	83,585	283,862	241,970
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(18,375)	(10,551)	(18,182)
Capitalized computer software	(10,022)	(26,322)	(44,207)
Proceeds from sales of assets	64	669	18,155
Other	(1,785)	(3,167)	(4,833)
Cash used by investing activities	(30,118)	(39,371)	(49,067)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	163,000	—	512,500
Repayments under revolving credit facility	(163,000)	—	(512,500)
Proceeds from issuance of senior notes	—	400,000	—
Payment of deferred financing costs	(298)	(8,010)	(4,346)
Repayments of term loans	—	(523,000)	—
Repurchases of Common Stock	(62,494)	(75,462)	—
Dividends paid	(103,661)	(95,081)	(54,768)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(11,700)	(1,951)	1,389
Other	7,246	(562)	38
Cash used by financing activities	(170,907)	(304,066)	(57,687)
Effect of foreign currency rate changes on cash and cash equivalents	(8,703)	(3,241)	6,114
Net change in cash and cash equivalents	(126,143)	(62,816)	141,330
Cash and cash equivalents - beginning of period	185,322	248,138	106,808
Cash and cash equivalents - end of period	$59,179	$185,322	$248,138

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$31,955	$27,074	$47,069
Income taxes paid	67,798	32,607	15,626
Change in accrual for property, plant and equipment	2,522	(336)	(4,623)
Change in accrual for capitalized computer software	2,958	(2,669)	(889)
See accompanying notes to consolidated financial statements.
Kontoor Brands, Inc. 2022 Form 10-K 50

KONTOOR BRANDS, INC.
Consolidated Statements of Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	Amounts
Balance, December 2019	56,812	$—	$150,673	$(1,718)	$(79,698)	$69,257
Net income	—	—	—	67,923	—	67,923
Stock-based compensation, net	443	—	21,624	(4,286)	—	17,338
Other comprehensive loss	—	—	—	—	(15,109)	(15,109)
Dividends on Common Stock ($0.96 per share)	—	—	—	(54,768)	—	(54,768)
Balance, December 2020	57,255	$—	$172,297	$7,151	$(94,807)	$84,641
Net income	—	—	—	195,423	—	195,423
Stock-based compensation, net	504	—	45,962	(9,396)	—	36,566
Other comprehensive income	—	—	—	—	2,051	2,051
Dividends on Common Stock ($1.66 per share)	—	—	—	(95,081)	—	(95,081)
Repurchases of Common Stock	(1,378)	—	—	(75,462)	—	(75,462)
Balance, December 2021	56,381	$—	$218,259	$22,635	$(92,756)	$148,138
Net income	—	—	—	245,493	—	245,493
Stock-based compensation, net	631	—	25,437	(15,247)	—	10,190
Other comprehensive income	—	—	—	—	13,091	13,091
Dividends on Common Stock ($1.86 per share)	—	—	—	(103,661)	—	(103,661)
Repurchases of Common Stock	(1,495)	—	—	(62,494)	—	(62,494)
Balance, December 2022	55,517	$—	$243,696	$86,726	$(79,665)	$250,757
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2022 Form 10-K 51

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Kontoor Brands, Inc. 2022 Form 10-K 52

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Fiscal Year
The Company operates and reports using a 52/53 week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2022, December 2021 and December 2020 correspond to the 52-week fiscal years ended December 31, 2022 and January 1, 2022 and the 53-week fiscal year ended January 2, 2021, respectively.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, distress in global credit markets and foreign currency exchange rates, as well as ongoing supply chain disruptions, labor challenges and the COVID-19 pandemic, continue to adversely impact global economic conditions, as well as the Company's operations. We do not have significant operations in Russia or Ukraine, and exited our distribution arrangement in Russia in 2022. However, the conflict between Russia and Ukraine continues to cause disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these annual financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration and contract termination, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Amended Credit Agreement (as defined in Note 10 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of macroeconomic conditions, global supply chain disruptions, labor challenges, COVID-19 and the Russia-Ukraine conflict. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Consolidated Financial Statements
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The Company’s consolidated financial statements for all periods presented are referred to throughout this Annual Report on Form 10-K as “financial statements."
Use of Estimates
In preparing the financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Foreign Currency Translation and Transactions
The financial statements of most foreign subsidiaries are measured using the foreign currency as their functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet dates, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss) (“OCL”).
Certain transactions are denominated in a currency other than the functional currency of a particular subsidiary, and typically result in receivables or payables that are denominated in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transactions. As discussed in Note 14 to the Company's financial statements, the Company enters into contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the statements of operations, net of the related hedging gains and losses, were a gain of $7.9 million in 2022, a loss of $3.1 million in 2021 and a gain of $6.0 million in 2020.
Cash and Cash Equivalents
Cash and cash equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $22.3 million and $113.7 million at December 2022 and 2021, respectively, consist of money market funds and short-term time deposits.

Kontoor Brands, Inc. 2022 Form 10-K 53

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Accounts Receivable, Net of Allowance for Doubtful Accounts
Trade accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms and discounts. Royalty receivables are recorded at invoiced amounts based on the licensees’ sales of licensed products.
The Company is exposed to credit losses primarily through trade accounts receivable from customers and licensees which are generally short-term in nature. The Company maintains an allowance for doubtful accounts that will result from the inability of customers to make required payments of outstanding balances. In estimating this allowance, accounts receivable are evaluated on a pooled basis at each reporting date and aggregated on the basis of similar risk characteristics, including current and forecasted industry trends and economic conditions, aging status of accounts, geographical location, and the financial strength and credit standing of customers, including payment and default history. Additionally, specific allowance amounts are established for customer balances that have a higher probability of default. Receivables are written off against the allowance when all collection efforts have been exhausted and the likelihood of collection is remote.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method. Existence of physical inventory is verified through periodic physical inventory counts and ongoing cycle counts throughout the year.
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
Capitalized Computer Software and Cloud Computing Arrangements
Expenditures for major software purchases and software developed for internal use, including cloud computing arrangements with software licenses purchased from vendors, are capitalized and amortized on a straight-line basis over periods ranging from five to ten years. The Company's policy provides for the capitalization of external direct costs associated with developing or obtaining internal use computer software. Capitalized computer software costs are included in the balance sheet within "other assets." Costs associated with preliminary project stage activities, training, maintenance and post-implementation stage activities are expensed as incurred.
The Company completed its implementation of a new global enterprise resource planning ("ERP") system in 2021. During 2021, the Company capitalized $23.5 million related to the Company's global ERP implementation and information technology infrastructure build-out, of which $23.2 million is reflected within "other assets" and $0.3 million is reflected within "property, plant and equipment, net" at December 2021.
Cloud computing arrangements, including any related implementation costs, that do not include a license are accounted for as service contracts and the fees associated with the hosting service are expensed as incurred. The current and long-term portion of these costs are included in the balance sheets within "Prepaid expenses and other current assets" and "Other assets," respectively.
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
Kontoor Brands, Inc. 2022 Form 10-K 54

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Leases and Rent Expense
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2033. Leases for real estate typically have initial terms ranging from one to ten years, generally with renewal options. Leases for vehicles and equipment typically have initial terms ranging from one to seven years.
The Company determines whether an arrangement is a lease at inception and combines lease and non-lease components as a single component for all asset classes. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset and related lease liability.
Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. Certain of the Company’s leases contain fixed, indexed, or market-based escalation clauses which impact future payments. Variable payment provisions, such as contingent rent based on percent of sales or excess mileage over specified levels, are recognized when the liability is probable. The Company's leases typically contain customary covenants and restrictions. Rent expense for leases is recorded on a straight-line basis over the lease term beginning on the lease commencement date, which is the date the underlying asset is made available to the Company, and incorporates the effects of any associated landlord incentives or scheduled rent fluctuations.
Lease agreements may include optional renewals, terminations or purchases, which are considered in the Company’s assessments of lease terms when such options are reasonably certain to be exercised. For retail real estate leases, the Company does not typically include renewal options in the underlying lease term. For non-retail real estate leases, the Company includes the renewal options in the underlying lease term if renewal options are reasonably certain to be exercised. Renewals for all other leases are determined on a lease-by-lease basis.
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

Kontoor Brands, Inc. 2022 Form 10-K 55

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
During 2022, the Company launched a customer loyalty program, allowing customers to earn rewards which are redeemable across both brands for discounts on future purchases. Under the program, the Company estimates the standalone selling price of the loyalty rewards and allocates a portion of the consideration for the sale of products to the loyalty points earned. The deferred amount is recorded as a contract liability, and recognized as revenue when the points are redeemed or when the likelihood of redemption is remote.
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
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guarantees for sales-based royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees’ sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees and collection is probable. As of December 2022, the Company has contractual rights under its licensing agreements to receive $54.1 million of fixed consideration related to the future minimum guarantees through December 2028. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption. Royalty income was included within "net revenues" in the Company's statements of operations and was $32.5 million, $26.6 million and $18.7 million in 2022, 2021 and 2020, respectively.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, advertising and marketing, company-operated retail stores, concession retail stores, warehousing, distribution, shipping and handling, licensing, restructuring and administration. Advertising and marketing costs are expensed as incurred and totaled $137.8 million, $142.0 million and $98.8 million in 2022, 2021 and 2020, respectively. Advertising and marketing costs include traditional and digital media, as well as other expenses related to demand creation and internal payroll costs for advertising and marketing employees. Advertising and marketing costs also include cooperative advertising payments made to the Company's customers as reimbursement for their costs of advertising the Company’s products, and totaled $4.3 million, $3.3 million and $4.6 million in 2022, 2021 and 2020, respectively. Shipping and handling costs for delivery of products to customers totaled $89.0 million, $84.4 million and $56.2 million in 2022, 2021 and 2020, respectively.
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
Kontoor Brands, Inc. 2022 Form 10-K 56

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Cash Flow Hedges — The Company uses foreign currency exchange contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, intercompany service fees and royalties. The Company uses interest rate swap agreements to partially hedge the interest rate risk associated with the volatility of the applicable monthly interest rate benchmark.
Derivative Contracts Not Designated as Hedges — Any contracts that are not designated as hedges, primarily related to foreign currency exchange risk on certain accounts receivable and accounts payable, are recorded at fair value in the Company's balance sheets. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings.
The counterparties to our derivative contracts are financial institutions with investment grade credit ratings, but this does not eliminate the Company's exposure to credit risk with these institutions. To manage its credit risk, the Company monitors the credit risks of its counterparties, limits its exposure in the aggregate and to any single counterparty, and adjusts its hedging positions as appropriate. The impact of the Company's credit risk and the credit risk of its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the derivative contracts. Credit risk has not had a significant effect on the fair value of our derivative contracts. The counterparties to our derivative contracts are also lenders under our Amended Credit Facilities (as defined in Note 10 to the Company's financial statements). These derivative contracts are secured by the same collateral that secures our Amended Credit Facilities.
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
Income Taxes
Income taxes are provided on pre-tax income for financial reporting purposes. "Deferred income tax assets" and "deferred income tax liabilities," as presented in the Company's balance sheets, reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and operating loss carryforwards are recorded utilizing tax rates currently enacted for the years in which the differences are expected to be settled or realized. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits and changes in estimates and judgments used. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. Accrued income taxes as presented in the Company's balance sheets include unrecognized income tax benefits along with related interest and penalties, appropriately classified as current or noncurrent. All deferred tax assets and liabilities are classified as noncurrent in the Company's balance sheets. The provision for income taxes as presented in the Company's statements of income also includes estimated interest and penalties related to uncertain tax positions.

Kontoor Brands, Inc. 2022 Form 10-K 57

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Concentration of Risks
The Company markets products to a broad customer base throughout the world. Products are sold at a range of price points through our wholesale and direct-to-consumer channels. The Company’s two largest customers, both U.S.-based retailers, accounted for 36% and 11% of 2022 net revenues, and the top ten customers accounted for 62% of 2022 net revenues. Sales are typically made on an unsecured basis under customary terms that vary by product, channel of distribution or geographic region. The Company continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The Company is not aware of any issues with respect to relationships with any of its top customers.
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
Reclassifications
Certain prior year amounts in the Company's disclosures have been reclassified to conform with the current year presentation.
Recently Adopted Accounting Standards
In March 2020, January 2021 and December 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” ASU 2021-01 "Reference Rate Reform (Topic 848): Scope" and ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," respectively (collectively "ASU 2020-04"). This guidance is intended to provide temporary optional expedients and exceptions for applying GAAP to contract modifications and hedge accounting to ease the financial reporting burdens related to the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, was effective upon issuance and applicable to contract modifications made or relationships entered into by the Company any time from the issuance date through December 31, 2024. The Company modified its Amended Credit Agreement (as defined in Note 10 to the Company's financial statements) and interest rate swap agreements during the fourth quarter of 2022 to transition from LIBOR to the Secured Overnight Financing Rate ("SOFR"), and applied the expedients under ASU 2020-04, which did not have a significant impact on the Company's financial statements or related disclosures.
Recently Issued Accounting Standards
In September 2022, the Financial Accounting Standards Board issued ASU 2022-04, "Disclosure of Supplier Finance Program Obligations," which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs, outstanding confirmed amounts as of period end, a description of where those obligations are presented in the balance sheet and a rollforward of obligations. This guidance is effective for the Company beginning in the first quarter of 2023, except for the obligation rollforward requirement which is effective beginning in the first quarter of 2024, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on the disclosures to be included in the notes to the Company's financial statements beginning with the first quarter of 2023.

NOTE 2 — REVENUES
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
Kontoor Brands, Inc. 2022 Form 10-K 58

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Other primarily includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel. Other also included sales of third-party branded merchandise at company-owned outlet stores through the first quarter of 2021, after which they were discontinued.

	Year Ended December 2022

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,423,757	$460,799	$9,903	$1,894,459
Non-U.S. Wholesale	183,714	266,201	903	450,818
Direct-to-Consumer	138,334	147,366	467	286,167
Total	$1,745,805	$874,366	$11,273	$2,631,444

Geographic revenues
U.S.	$1,542,593	$521,636	$10,370	$2,074,599
International	203,212	352,730	903	556,845
Total	$1,745,805	$874,366	$11,273	$2,631,444

	Year Ended December 2021

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,269,718	$420,720	$9,979	$1,700,417
Non-U.S. Wholesale	186,355	301,332	2,854	490,541
Direct-to-Consumer	119,158	165,000	21	284,179
Other	—	—	779	779
Total	$1,575,231	$887,052	$13,633	$2,475,916

Geographic revenues
U.S.	$1,370,916	$487,214	$10,779	$1,868,909
International	204,315	399,838	2,854	607,007
Total	$1,575,231	$887,052	$13,633	$2,475,916

	Year Ended December 2020

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,101,148	$319,347	$10,244	$1,430,739
Non-U.S. Wholesale	147,738	214,493	2,024	364,255
Direct-to-Consumer	100,528	153,780	22	254,330
Other	—	—	48,515	48,515
Total	$1,349,414	$687,620	$60,805	$2,097,839

Geographic revenues
U.S.	$1,189,060	$394,311	$58,781	$1,642,152
International	160,354	293,309	2,024	455,687
Total	$1,349,414	$687,620	$60,805	$2,097,839

Kontoor Brands, Inc. 2022 Form 10-K 59

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	December 2022	December 2021
Accounts receivable, net	$225,858	$289,800
Contract assets (a)	$5,050	$3,093
Contract liabilities (b)	$1,057	$2,258
(a)Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b)Included within "accrued liabilities" in the Company's balance sheets.
For the year ended December 2022, revenue of $1.5 million was recognized that was included in contract liabilities as of December 2021. For the year ended December 2021, revenue recognized that was included in contract liabilities as of December 2020 was not significant.
Performance Obligations
As of December 2022, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the year ended December 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.

NOTE 3 — BUSINESS SEGMENT INFORMATION
The Company has two reportable segments:
•Wrangler — Wrangler® branded denim, apparel, footwear and accessories.
•Lee — Lee® branded denim, apparel, footwear and accessories.
The Company considers its chief executive officer to be its chief operating decision maker. The chief operating decision maker allocates resources and assesses performance based on the global brand operating results of Wrangler® and Lee®, which are the Company's operating and reportable segments.
In addition, we report an "Other" category in order to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other primarily includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel. Other also included sales of third-party branded merchandise at company-owned outlet stores through the first quarter of 2021, after which they were discontinued.
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
Corporate and other expenses, including certain restructuring costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.
Kontoor Brands, Inc. 2022 Form 10-K 60

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Year Ended December

(In thousands)	2022	2021	2020
Segment revenues:
Wrangler	$1,745,805	$1,575,231	$1,349,414
Lee	874,366	887,052	687,620
Total reportable segment revenues	2,620,171	2,462,283	2,037,034
Other revenues	11,273	13,633	60,805
Total net revenues	$2,631,444	$2,475,916	$2,097,839
Segment profit:
Wrangler	$321,173	$294,153	$244,892
Lee	121,056	128,305	37,912
Total reportable segment profit	$442,229	$422,458	$282,804
Corporate and other expenses	(88,932)	(140,960)	(143,065)
Interest expense	(34,919)	(38,900)	(49,992)
Interest income	1,352	1,480	1,608
(Loss) profit related to other revenues	(594)	522	(18,419)
Income before income taxes	$319,136	$244,600	$72,936
The Company reports accounts receivable and inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. Segment assets included in the "Other accounts receivable and inventories" category represent balances related to other brands and corporate activities, and are provided for purposes of reconciliation. The Company does not report any other assets by segment. Total expenditures for long-lived assets are not disclosed as this information is not regularly provided to the chief operating decision maker at the segment level.
The following table presents assets for the Company's reportable segments and a reconciliation to total asset balances:

(In thousands)	December 2022	December 2021
Segment assets:
Wrangler	$526,507	$394,709
Lee	282,563	247,573
Total reportable segment assets	809,070	642,282
Other accounts receivable and inventories	13,624	10,475
Total accounts receivable and inventories	$822,694	$652,757
Cash and cash equivalents	59,179	185,322
Prepaid expenses and other current assets	100,396	72,579
Property, plant and equipment, net	104,465	105,155
Operating lease assets	51,029	54,950
Goodwill and intangible assets	222,988	226,851
Deferred income tax assets	67,282	74,876
Other assets	154,228	160,534
Total assets	$1,582,261	$1,533,024

Kontoor Brands, Inc. 2022 Form 10-K 61

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents supplemental information of net revenues by geographic area based on the location of the customer:

	Year Ended December

(In thousands)	2022	2021	2020
Revenues:
U.S.	$2,074,599	$1,868,909	$1,642,152
International	556,845	607,007	455,687
Total	$2,631,444	$2,475,916	$2,097,839
Our largest customer accounted for 36%, 34% and 38% of the Company's total net revenues in 2022, 2021 and 2020, respectively. Another customer accounted for 11%, 9% and 8% of total net revenues in 2022, 2021 and 2020, respectively. Sales to these two customers are included in both the Wrangler® and Lee® reportable segments.
The following table presents "property, plant and equipment, net" recorded in the Company's balance sheets by geographic area based on physical location:

(In thousands)	December 2022	December 2021
Property, plant and equipment, net:
U.S.	$63,704	$63,951
International	40,761	41,204
Total	$104,465	$105,155

NOTE 4 — ACCOUNTS RECEIVABLE
The following table presents components of "accounts receivable, net" recorded in the Company's balance sheets:

(In thousands)	December 2022	December 2021
Trade	$221,601	$290,830
Royalty and other	14,175	10,675
Total accounts receivable	235,776	301,505
Less: allowance for doubtful accounts	(9,918)	(11,705)
Accounts receivable, net	$225,858	$289,800
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	Year Ended December
Balance, December 2020	$19,143
Provision for expected credit losses	330
Accounts receivable balances written off (1)	(6,309)
Other (2)	(1,459)
Balance, December 2021	$11,705
Provision for expected credit losses	(44)
Accounts receivable balances written off	(1,375)
Other (2)	(368)
Balance, December 2022	$9,918
(1) Accounts receivable balances written off against the allowance were primarily due to the exit of our India business during 2021.
(2) Other primarily includes the impact of foreign currency translation and recoveries of amounts previously written off, none of which were individually significant.
Kontoor Brands, Inc. 2022 Form 10-K 62

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
During 2022, 2021 and 2020, the Company sold total trade accounts receivable of $1,410.2 million, $1,249.3 million and $981.9 million, respectively. As of December 2022 and December 2021, $246.0 million and $170.6 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $5.6 million, $1.8 million and $2.0 million in 2022, 2021 and 2020, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	December 2022	December 2021
Finished products	$509,554	$293,427
Work-in-process	34,316	32,346
Raw materials	52,966	37,184
Total inventories	$596,836	$362,957

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
The following table presents components of "property, plant and equipment, net" recorded in the Company's balance sheets:

(In thousands)	December 2022	December 2021
Land and improvements	$10,770	$10,557
Buildings and improvements	177,275	175,181
Machinery and equipment	329,415	337,134
Property, plant and equipment, at cost	517,460	522,872
Less: accumulated depreciation and amortization	(412,995)	(417,717)
Property, plant and equipment, net	$104,465	$105,155
Depreciation expense was $21.4 million, $22.4 million and $23.7 million in 2022, 2021 and 2020, respectively.
Refer to Note 13 to the Company's financial statements for information on the related fair value considerations.

Kontoor Brands, Inc. 2022 Form 10-K 63

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 7 — INTANGIBLE ASSETS
The following tables present components of "intangible assets, net" recorded in the Company's balance sheets:

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2022
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$49,077	$9,055
Indefinite-lived intangible assets:
Trademarks and trade names					4,306
Intangible assets, net					$13,361

(In thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2021
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$48,071	$10,061
Indefinite-lived intangible assets:
Trademarks and trade names					4,577
Intangible assets, net					$14,638
Refer to Note 13 to the Company's financial statements for information on the related fair value considerations.
Amortization expense was $1.0 million, $1.0 million and $1.7 million for 2022, 2021 and 2020, respectively.
Estimated amortization expense for the next five years is $1.0 million each year.

NOTE 8 — GOODWILL
The following table presents changes in "goodwill" recorded in the Company's balance sheets, summarized by reportable segment:

(In thousands)	Wrangler	Lee	Total
Balance, December 2020	$131,650	$81,742	$213,392
Currency translation	(727)	(452)	(1,179)
Balance, December 2021	130,923	81,290	212,213
Currency translation	(1,596)	(990)	(2,586)
Balance, December 2022	$129,327	$80,300	$209,627
Refer to Note 13 to the Company's financial statements for information on the related fair value considerations.

Kontoor Brands, Inc. 2022 Form 10-K 64

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 9 — OTHER ASSETS
The following table presents components of "other assets" recorded in the Company's balance sheets:

(In thousands)	December 2022	December 2021
Investments held for deferred compensation plans (Note 12)	$37,740	$50,983
Capitalized computer software, net of accumulated amortization of $28,855 in 2022 and $18,224 in 2021	82,419	81,555
Deposits	3,372	5,568
Partnership stores and shop-in-shop costs, net of accumulated amortization of $15,833 in 2022 and $20,732 in 2021	3,255	4,192
Derivative assets (Note 14)	12,739	965
Other	14,703	17,271
Total other assets	$154,228	$160,534

NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At December 2022 and December 2021, the Company had $24.8 million and $10.1 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There was $7.1 million of outstanding balances under these arrangements at December 2022, and no outstanding balances at December 2021. In addition, short-term borrowings included other debt of $0.2 million at both December 2022 and December 2021.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	December 2022	December 2021
Revolving Credit Facility	—	—
Term Loan A	397,954	397,427
4.125% Notes, due 2029	394,665	393,890
Total long-term debt	792,619	791,317
Less: current portion	(10,000)	—
Long-term debt, due beyond one year	$782,619	$791,317
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
On November 18, 2021, the Company completed a refinancing pursuant to which it issued $400.0 million of Notes (as defined below) and amended and restated its Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for (i) a five-year $400.0 million term loan A facility (“Amended Term Loan A”), with mandatory repayments beginning in March 2023 and (ii) a five-year $500.0 million revolving credit facility (the “Amended Revolving Credit Facility”) (collectively, the “Amended Credit Facilities”) with the lenders and agents party thereto. The net proceeds from the offering of the Notes, together with $7.6 million of cash on hand, were used to repay $265.0 million of the principal amount outstanding under Term Loan A, and all of the $133.0 million principal amount outstanding under Term Loan B.
On December 12, 2022, the Company executed Amendment No. 1 to the Amended Credit Agreement (the "Amendment"). The Amendment does not change the material terms of the Amended Credit Agreement, other than a change in the benchmark for interest rate determinations from LIBOR to SOFR and other related modifications.

Kontoor Brands, Inc. 2022 Form 10-K 65

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The Amended Term Loan A had an outstanding principal amount of $400.0 million at both December 2022 and December 2021. These balances are reported net of unamortized deferred financing costs. As of December 2022, interest expense on the Amended Term Loan A was being recorded at an effective annual interest rate of 4.2%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap.
The Amended Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of December 2022, the Company had no outstanding borrowings under the Amended Revolving Credit Facility and $12.1 million of outstanding standby letters of credit issued on behalf of the Company, leaving $487.9 million available for borrowing against this facility.
The interest rate per annum applicable to the Amended Credit Agreement is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Amended Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company and its subsidiaries’ equity interests. In addition, the Amended Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. The Amended Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 2022, the Company was in compliance with all covenants under the Amended Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
Senior Notes
On November 18, 2021, the Company entered into an indenture (the “Indenture”), pursuant to which it issued $400.0 million of unsecured senior notes bearing interest at a fixed rate of 4.125% per annum (the “Notes”) through a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. Interest on the Notes is payable in cash in arrears on May 15 and November 15 of each year.
The Notes had an outstanding principal amount of $400.0 million at both December 2022 and December 2021, which is reported net of unamortized deferred financing costs. As of December 2022, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
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
The Notes mature in November 2029. The Company may redeem all or a portion of the Notes beginning in November 2024 at the redemption prices set forth in the Indenture. Prior to November 2024, the Company may redeem all or a portion of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus the “make-whole” premium as described in the Indenture together with accrued and unpaid interest, if any, up to, but excluding, the redemption date. The Company may also redeem up to 40% of the original aggregate principal amount of the Notes at any time prior to November 2024 using the net proceeds from certain equity offerings at a redemption price equal to 104.125% of the principal amount of the Notes together with accrued and unpaid interest, if any, up to, but excluding, the redemption date. In addition, in connection with any tender offer for the Notes, including a change of control offer, if holders of not less than 90% in aggregate principal amount of the Notes validly tender their Notes, the Company or a third party in lieu of the Company would have the right to redeem all Notes that remain outstanding following such tender at a redemption price equal to the price offered to each other holder of the Notes (excluding any early tender or incentive fee) in such tender offer (including a change of control offer) plus, to the extent not included in the tender offer payment (or payment pursuant to the change of control offer), accrued and unpaid interest to, but excluding, the date of redemption.
The Indenture governing the Notes contains customary negative covenants for financings of this type that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. The Indenture does not contain any financial covenants. As of December 2022, the Company was in compliance with the covenants of the Indenture.

Kontoor Brands, Inc. 2022 Form 10-K 66

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents scheduled payments of long-term debt as of December 2022 for the next five years and thereafter:

(In thousands)	Future Principal Payments

2023	$10,000
2024	20,000
2025	20,000
2026	350,000
2027	—
Thereafter	400,000
800,000
Less: unamortized deferred financing costs	(7,381)
Total long-term debt	792,619
Less: current portion	(10,000)
Long-term debt, due beyond one year	$782,619
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

Kontoor Brands, Inc. 2022 Form 10-K 67

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 11 — ACCRUED LIABILITIES AND OTHER LIABILITIES
The following table presents components of "accrued liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2022	December 2021
Customer discounts, allowances and incentives	$45,692	$58,881
Compensation	35,483	62,135
Other taxes	14,628	20,016
Advertising	7,799	11,976
Derivative liabilities (Note 14)	1,218	1,623
Deferred compensation (Note 12)	5,392	6,629
Restructuring (Note 21)	10,695	1,079
Professional services	13,460	13,529
Income taxes payable	29,859	17,722
Customer deposits	6,715	6,141
Insurance	3,048	2,796
Contract liabilities (Note 2)	1,057	2,258
Other	21,943	12,379
Accrued liabilities	$196,989	$217,164
The following table presents components of "other liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2022	December 2021
Deferred compensation (Note 12)	$39,197	$52,162
Derivative liabilities (Note 14)	1,089	6,401
Income taxes payable	15,359	16,570
Pension liabilities (Note 12)	4,334	13,685
Insurance	1,242	1,257
Other	8,810	9,117
Other liabilities	$70,031	$99,192

NOTE 12 — RETIREMENT AND SAVINGS BENEFIT PLANS
Pension Plan
The Company sponsors a defined benefit plan for certain international employees. The Company uses a December 31 measurement date for the pension plan. Net pension costs and obligations are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company's selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.
Kontoor Brands, Inc. 2022 Form 10-K 68

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following tables present key components of pension costs, amounts recorded in the balance sheets and related key assumptions:

	Year Ended December

(In thousands)	2022	2021	2020
Amounts included in the statements of operations:
Net pension costs	$811	$866	$1,027
Curtailments	$(2,581)	$—	$—
Actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	0.64%	0.64%	0.68%
Rate of inflation	1.70%	1.70%	1.80%
Expected long-term return on plan assets	3.00%	3.00%	3.00%
Rate of compensation increase	2.90%	2.90%	3.00%

(In thousands)	December 2022	December 2021
Amounts included in the balance sheets:
Projected benefit obligations	$14,206	$22,935
Fair value of plan assets	9,872	9,250
Funded status - recorded in other liabilities (Note 11)	$4,334	$13,685
Accumulated other comprehensive gain (loss), pretax - net deferred amounts	2,985	(2,904)
Actuarial assumptions used to determine pension obligations:
Discount rate	0.91%	0.64%
Rate of compensation increase	3.10%	2.90%
Accumulated benefit obligations	$11,694	$13,514
Net pension costs are reflected in the Company's statements of operations primarily within "selling, general and administrative expenses." The Company also recognized a $2.6 million pension curtailment gain within "other expense, net" in the Company's statements of operations for the year ended December 2022 attributable to employee restructuring in Europe as discussed in Note 21 to the Company's financial statements. Plan assets are invested in group insurance contracts, the fair values of which are provided by the insurance companies (Level 2). Refer to Note 13 to the Company's financial statements for a description of the three levels of the fair value hierarchy.
Other Retirement and Savings Plans
The Company sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. At December 2022, the liability to the Company’s participants was $43.1 million, of which $5.4 million was recorded in "accrued liabilities" (Note 11) and $37.7 million was recorded in "other liabilities" (Note 11). At December 2021, the liability to the Company’s participants was $57.6 million, of which $6.6 million was recorded in "accrued liabilities" (Note 11) and $51.0 million was recorded in "other liabilities" (Note 11). The Company also sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. At December 2022 and December 2021, the Company's liability for this plan was $1.5 million and $1.2 million, respectively, all of which was recorded in "other liabilities" (Note 11).
The Company has purchased publicly traded mutual funds in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company's insolvency. Accordingly, at December 2022, the fair value of these investments was $43.1 million, of which $5.4 million was recorded in "other current assets" and $37.7 million was recorded in "other assets" (Note 9). At December 2021, the fair value of these investments was $57.6 million, of which $6.6 million was recorded in "other current assets" and $51.0 million was recorded in "other assets" (Note 9).

Kontoor Brands, Inc. 2022 Form 10-K 69

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The Company sponsors 401(k) plans as well as other foreign retirement and savings plans. The Company’s expense under these plans was $9.3 million in 2022, $8.6 million in 2021 and $4.5 million in 2020.

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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

December 2022
Financial assets:
Cash equivalents:
Money market funds	$20,097	$20,097	$—	$—
Time deposits	2,194	2,194	—	—
Foreign currency exchange contracts	15,565	—	15,565	—
Interest rate swap agreements	11,357	—	11,357	—
Investment securities	43,131	43,131	—	—
Financial liabilities:
Foreign currency exchange contracts	2,307	—	2,307	—
Deferred compensation	44,589	—	44,589	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2021
Financial assets:
Cash equivalents:
Money market funds	$110,050	$110,050	$—	$—
Time deposits	3,644	3,644	—	—
Foreign currency exchange contracts	7,321	—	7,321	—
Investment securities	57,613	57,613	—	—
Financial liabilities:
Foreign currency exchange contracts	1,972	—	1,972	—
Interest rate swap agreements	6,052	—	6,052	—
Deferred compensation	58,791	—	58,791	—
Kontoor Brands, Inc. 2022 Form 10-K 70

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Additionally, at December 2022, the carrying value of the Company's long-term debt, including the current portion, was $792.6 million compared to a fair value of $718.0 million. At December 2021, the carrying value of the Company's long-term debt was $791.3 million compared to a fair value of $797.5 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At December 2022 and December 2021, their carrying values approximated fair value due to the short-term nature of these instruments.
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
Finite-lived Intangible Assets Impairment Analysis
During the years ended December 2022 and December 2020, no triggering events were identified that required an impairment assessment.
During the three months ended December 2021, the Company determined that operating results of the Rock & Republic® brand were not in line with the projections used in our 2019 impairment analysis of the Rock & Republic® finite-lived trademark intangible asset. This was considered a triggering event that required management to perform a quantitative impairment analysis of the Rock & Republic® finite-lived trademark intangible asset. Based on the analysis performed, management concluded that the trademark intangible asset did not require further testing as the undiscounted cash flows exceeded the carrying value.
Retail Store Asset Impairment Analysis
During the years ended December 2022 and December 2021, the Company assessed retail store assets, including the related operating lease assets, for impairment. No material charges were recorded in either period.
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
Annual Goodwill and Indefinite-lived Intangible Assets Impairment Analysis
Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter for 2022, 2021 and 2020. For all reporting units, we elected to perform a qualitative impairment assessment to determine whether it is more likely than not that the goodwill and indefinite-lived trademark intangible assets in those reporting units were impaired. We considered relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit and indefinite-lived trademark operates, (v) macroeconomic conditions, including discount rate changes and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations.
Based on results of the qualitative impairment assessment, further testing was not considered necessary and no impairment charges of goodwill or indefinite-lived intangible assets were recorded for the years ended December 2022, December 2021 or December 2020.
Refer to Part II, Item 7 - Critical Accounting Policies and Estimates for additional discussion regarding fair value measurements.

Kontoor Brands, Inc. 2022 Form 10-K 71

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $322.3 million at December 2022 and $297.4 million at December 2021, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $300.0 million and $350.0 million at December 2022 and December 2021, respectively. In December 2022, the Company amended these agreements to change the applicable interest rate from LIBOR to SOFR. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of December 2022.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2022	December 2021	December 2022	December 2021
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$15,565	$7,321	$(2,307)	$(1,972)
Interest rate swap agreements	11,357	—	—	(6,052)
Total derivatives	$26,922	$7,321	$(2,307)	$(8,024)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	December 2022		December 2021
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$26,922	$(2,307)	$7,321	$(8,024)
Gross amounts not offset in the balance sheet	(1,629)	1,629	(1,636)	1,636
Net amounts	$25,293	$(678)	$5,685	$(6,388)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	December 2022	December 2021
Prepaid expenses and other current assets	$14,183	$6,356
Accrued liabilities	(1,218)	(1,623)
Other assets	12,739	965
Other liabilities	(1,089)	(6,401)
Kontoor Brands, Inc. 2022 Form 10-K 72

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

(In thousands)	Gain (Loss) on Derivatives Recognized in AOCL Year Ended December

Cash Flow Hedging Relationships	2022	2021	2020
Foreign currency exchange contracts	$23,480	$6,900	$(8,193)
Interest rate swap agreements	17,148	4,238	(18,224)
Total	$40,628	$11,138	$(26,417)

(In thousands)	Gain (Loss) Reclassified from AOCL into Income Year Ended December

Location of Gain (Loss)	2022	2021	2020
Net revenues	$(1,093)	$204	$(458)
Cost of goods sold	13,531	(2,271)	3,171
Other expense, net	245	(749)	149
Interest expense	(261)	(6,019)	(5,004)
Total	$12,422	$(8,835)	$(2,142)
Derivative Contracts Not Designated as Hedges
The following table presents a summary of the gain (loss) for derivative contracts not designated as hedges included in the Company's statements of operations:

(In thousands)		Gain (Loss) on Derivatives Recognized in Income Year Ended December
Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income
		2022	2021	2020
Foreign currency exchange contracts	Net revenues	$—	$(104)	$90
	Cost of goods sold	91	7	(2,749)
	Other expense, net	—	385	(1)
Total		$91	$288	$(2,660)
Other Derivative Information
During 2020, the Company determined that, due to a reduction in forecasted sales, it was probable that forecasted transactions of certain foreign currency cash flow hedges would no longer occur as originally expected. Accordingly, $0.3 million of gains related to the ineffective portion of these contracts were reclassified from AOCL into earnings during the year ended December 2020. There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during 2022 or 2021.
At December 2022, AOCL included $26.6 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

Kontoor Brands, Inc. 2022 Form 10-K 73

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 15 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
On August 5, 2021, the Company announced that its Board of Directors approved a share repurchase program (the "Repurchase Program"). The Repurchase Program authorized the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The timing and amount of repurchases are determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.
All shares reacquired in connection with the Repurchase Program are treated as authorized and unissued shares upon repurchase. During the years ended December 2022 and December 2021, the Company repurchased 1.5 million and 1.4 million shares of Common Stock, respectively, for $62.5 million and $75.5 million, respectively, including commissions, under the Repurchase Program.
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
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	December 2022	December 2021	December 2020
Foreign currency translation	$(107,462)	$(93,125)	$(80,178)
Defined benefit pension plans	2,243	(2,177)	(1,889)
Derivative financial instruments	25,554	2,546	(12,740)
Accumulated other comprehensive loss	$(79,665)	$(92,756)	$(94,807)
Kontoor Brands, Inc. 2022 Form 10-K 74

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents changes in AOCL and related tax impact:

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2019	$(84,118)	$(2,301)	$6,721	$(79,698)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	3,940	490	(26,417)	(21,987)
Reclassifications to net income of previously deferred (gains) losses	—	59	2,142	2,201
Net other comprehensive income (loss)	3,940	549	(24,275)	(19,786)
Income taxes	—	(137)	4,814	4,677
Balance, December 2020	$(80,178)	$(1,889)	$(12,740)	$(94,807)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(12,947)	(399)	11,138	(2,208)
Reclassifications to net income of previously deferred (gains) losses	—	15	8,835	8,850
Net other comprehensive income (loss)	(12,947)	(384)	19,973	6,642
Income taxes	—	96	(4,687)	(4,591)
Balance, December 2021	$(93,125)	$(2,177)	$2,546	$(92,756)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(14,337)	8,438	40,628	34,729
Reclassifications to net income of previously deferred (gains) losses	—	(2,549)	(12,422)	(14,971)
Net other comprehensive income (loss)	(14,337)	5,889	28,206	19,758
Income taxes	—	(1,469)	(5,198)	(6,667)
Balance, December 2022	$(107,462)	$2,243	$25,554	$(79,665)
The following table presents reclassifications out of AOCL:

(In thousands)		Year Ended December

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements	2022	2021	2020
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$(32)	$(15)	$(59)
Pension curtailment gains	Other expense, net	$2,581	$—	$—
Total before tax		2,549	(15)	(59)
Income taxes	Income taxes	(637)	3	15
Net of tax		1,912	(12)	(44)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(1,093)	$204	$(458)
Foreign currency exchange contracts	Cost of goods sold	13,531	(2,271)	3,171
Foreign currency exchange contracts	Other expense, net	245	(749)	149
Interest rate swap agreements	Interest expense	(261)	(6,019)	(5,004)
Total before tax		12,422	(8,835)	(2,142)
Income taxes	Income taxes	(924)	2,724	600
Net of tax		11,498	(6,111)	(1,542)
Total reclassifications for the period, net of tax		$13,410	$(6,123)	$(1,586)

Kontoor Brands, Inc. 2022 Form 10-K 75

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 16 — STOCK-BASED COMPENSATION
Description of Plans
Pursuant to the Kontoor Brands, Inc. 2019 Stock Compensation Plan (the "2019 Plan"), the Company is authorized to grant equity-based awards to officers, key employees and nonemployee members of the Board of Directors in the form of options, time-based restricted stock units (“RSUs”), performance-based restricted stock units ("PRSUs") and restricted stock awards ("RSAs"). The 2019 Plan also allowed for the issuance of replacement grants related to the conversion of VF Corporation ("VF") awards for employees that transferred from VF to the Company (defined below as “Converted Awards”). A maximum of 7.5 million shares of Common Stock, plus shares subject to Converted Awards, may be issued under the 2019 Plan. As of December 2022, 4.2 million shares remained available for future grants. Shares distributed under the 2019 Plan are issued from Kontoor's authorized but unissued Common Stock. As discussed in Note 15 to the Company's financial statements, the Company has a Repurchase Program which allows it to purchase shares on the open market to offset outstanding share dilution caused by awards under equity compensation programs.
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
Conversion at Separation
We completed a spin-off transaction from VF on May 22, 2019 (the "Separation") and began to trade as a standalone public company on May 23, 2019. Prior to the Separation, certain Company employees participated in the VF amended and restated 1996 Stock Compensation Plan (the "VF Plan"). In accordance with the terms of the Separation, share-based awards granted to Company employees under the VF Plan ("VF Awards") were converted at the time of Separation to options, RSUs, PRSUs and RSAs totaling approximately 2.4 million shares of Kontoor Common Stock (the "Converted Awards"). Certain stock option and PRSU awards were retained by VF and settled in accordance with their original terms under the VF Plan.
Stock-based Compensation Expense
For the years ended December 2022, December 2021 and December 2020, stock-based compensation includes expense related to grants under the 2019 Plan including the Converted Awards. For the years ended December 2021 and December 2020, stock-based compensation also includes expense related to grants remaining under the VF Plan.
The following table presents total stock-based compensation expense and the associated income tax benefits recognized in the statements of operations for all awards:

	Year Ended December

(In thousands)	2022	2021	2020
Stock-based compensation expense	$21,891	$38,516	$15,948
Income tax benefits	2,571	5,201	2,769
There were no material amounts of stock-based compensation costs included in inventory at December 2022, December 2021 and December 2020.
At December 2022, there was $15.1 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of approximately 1.3 years.
During 2022, there were 287,630 shares withheld to settle employee tax withholding related to vesting of awards.
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

Kontoor Brands, Inc. 2022 Form 10-K 76

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Kontoor also grants PRSUs that enable employees to receive shares of Kontoor Common Stock. Each PRSU has a potential final payout ranging from zero to two shares of Kontoor Common Stock. The number of shares earned by participants, if any, is based on achievement of performance goals ranging from one to three years as set by the Talent and Compensation Committee of the Board of Directors. Shares earned will be issued to participants following the conclusion of their final performance period, which is typically three years. Compensation expense for all PRSUs expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees, when attainment of the performance goal is deemed probable.
For PRSUs, the actual number of shares earned may also be adjusted upward or downward by 25% of the target award based on how Kontoor’s total shareholder return (“TSR”) over a three-year period compares to the TSR for companies included in a Company-selected peer group for the 2022 grants, and the Russell 3000 Index for the 2020 and 2021 grants. The grant date fair value of the TSR-based adjustment was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs, which was $4.03, $5.73 and $0.00 per share for 2022, 2021 and 2020, respectively.
Dividend equivalents on the RSUs and PRSUs accumulate during the vesting period, are payable in additional shares of Kontoor Common Stock when the RSUs and PRSUs vest and are subject to the same risk of forfeiture as the RSUs and PRSUs.
The grant date fair value of RSUs and PRSUs is equal to the per share fair market value of the underlying Kontoor Common Stock on each grant date.
The following table presents PRSU and RSU activity from December 2021 to December 2022:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 2021	885,331	$42.44	564,689	$33.42
Granted (1)	455,239	40.79	335,914	39.92
Issued as Common Stock	(503,915)	42.57	(356,122)	32.07
Forfeited/canceled	(37,304)	43.44	(26,015)	41.96
Outstanding at December 2022	799,351	$43.00	518,466	$38.21
Vested at December 2022	289,320	$45.60	27,581	$—
(1) Granted activity includes new awards granted during the year and dividend equivalents for both PRSUs and RSUs, as well as changes due to performance and market condition achievement for PRSUs.
During the third quarter of 2020, management concluded that the Company was not probable of achieving the minimum thresholds of the 2020 performance period goals associated with its PRSU awards and recorded a $2.2 million adjustment to reverse all stock compensation expense previously recorded for these awards. On December 15, 2020, the Talent and Compensation Committee of the Board of Directors modified the 2020 performance goals, which affected approximately 270,000 shares held by approximately 200 employees. The modified awards had a fair value of $42.99 per share based on the fair market value of the underlying Kontoor Common Stock on the modification date, and the value of the modified awards was recognized as compensation expense from the modification date through the shorter of the remaining requisite service period or the vesting period, including accelerated recognition for retirement eligible employees, for all vested awards. The total value of the modified awards was $8.8 million, of which $1.2 million, $4.1 million and $2.9 million was recorded as compensation expense during 2022, 2021 and 2020, respectively, related to units that vested.
The weighted average fair value of PRSUs granted during the years ended December 2022 and December 2021 was $40.79 and $49.70 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
The weighted average fair value of RSUs granted during the years ended December 2022 and December 2021 was $39.92 and $48.09 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
At December 2022, the fair value of PRSUs and RSUs outstanding was $32.0 million and $20.7 million, respectively.

Kontoor Brands, Inc. 2022 Form 10-K 77

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
The following table presents RSA activity from December 2021 to December 2022:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 2021	2,052	$30.84
Vested	(2,052)	30.84
Nonvested shares at December 2022	—	$—
The fair value of RSAs that vested during the years ended December 2022 and December 2021 was $0.1 million and $5.6 million, respectively.
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
The following table presents stock option activity for the year ended December 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at December 2021	1,273,629	$26.52	4.7	$31,494
Exercised	(55,760)	22.73
Forfeited/cancelled	(4,961)	25.87
Outstanding at December 2022	1,212,908	$26.70	3.7	$16,121
Exercisable at December 2022	1,212,908	$26.70	3.7	$16,121
The total fair value of stock options that vested during 2022 was not significant. The total fair value of stock options that vested during 2021 was $3.5 million. The total intrinsic value of stock options exercised during 2022 and 2021 was $1.0 million and $5.5 million, respectively.

Kontoor Brands, Inc. 2022 Form 10-K 78

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 17 — INCOME TAXES
The following table presents income before income taxes used to calculate the provision for income taxes:

	Year Ended December

(In thousands)	2022	2021	2020
Domestic	$153,936	$118,142	$18,965
Foreign	165,200	126,458	53,971
Income before income taxes	$319,136	$244,600	$72,936
The following table presents components of the provision for income taxes:

	Year Ended December

(In thousands)	2022	2021	2020
Current:
Federal	$53,990	$24,514	$(2,888)
Foreign	12,397	15,877	6,023
State	7,129	5,149	(828)
Total current income taxes	73,516	45,540	2,307
Deferred:
Federal and state	(9,828)	2,951	10,140
Foreign	9,955	686	(7,434)
Total deferred income taxes	127	3,637	2,706
Total provision for income taxes	$73,643	$49,177	$5,013
The following table presents a reconciliation of the differences between income taxes computed by applying the statutory federal income tax rate and "income taxes" recorded in the Company's statements of operations:

	Year Ended December

(In thousands)	2022	2021	2020
Tax at federal statutory rate	$67,019	$51,366	$15,316
State income tax, net of federal tax benefit	4,542	5,167	150
Foreign rate differences	(9,849)	(13,698)	(6,689)
Tax reform	—	—	(6,170)
Employee compensation	2,121	940	(272)
Adjustments to opening balances	—	—	(2,797)
Change in valuation allowance	4,881	2,010	3,900
Global intangible low-tax income ("GILTI")	3,586	2,852	2,345
Other	1,343	540	(770)
Income taxes	$73,643	$49,177	$5,013
Foreign rate differences include tax benefits of $10.3 million, $5.5 million and $3.0 million in 2022, 2021 and 2020, respectively, from statutorily exempt foreign income.
On January 17, 2020, the Swiss canton of Ticino formally adopted The Federal Act on Tax and AVS Financing (“Swiss Tax Act”). Revaluation of deferred income tax asset and liability positions under the Swiss Tax Act had a one-time impact to tax expense of $6.2 million in 2020. During the year ended December 2022, the Company changed the tax jurisdiction for one of its subsidiaries from the Swiss canton of Ticino to Geneva. This required a revaluation of deferred income tax asset and liability positions, resulting in $1.8 million of tax expense in 2022.

Kontoor Brands, Inc. 2022 Form 10-K 79

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents the components of "deferred income tax assets" and "deferred income tax liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2022	December 2021
Deferred income tax assets:
Inventories	$29,211	$12,922
Deferred compensation	10,454	10,907
Other employee benefits	6,903	13,596
Stock-based compensation	5,286	6,896
Other accrued expenses	15,641	21,616
Intangible assets	17,826	22,826
Leases	11,161	12,621
Operating loss carryforwards	25,708	27,835
Gross deferred income tax assets	122,190	129,219
Less: valuation allowance	(25,799)	(21,789)
Net deferred income tax assets	96,391	107,430
Deferred income tax liabilities:
Leases	10,373	11,877
Depreciation	22,152	22,846
Taxes on unremitted earnings	3,503	3,403
Deferred income tax liabilities	36,028	38,126
Total net deferred income tax assets	$60,363	$69,304
Amounts included in the balance sheets:
Deferred income tax assets	$67,282	$74,876
Deferred income tax liabilities	(6,919)	(5,572)
	$60,363	$69,304
At the end of 2022, the Company is asserting indefinite reinvestment on foreign earnings totaling $90.9 million. The Company has determined the unrecorded deferred tax liability associated with the $90.9 million basis difference is approximately $0.6 million, primarily related to withholding taxes.
The Company has $17.1 million of potential tax benefits for foreign operating loss carryforwards, $15.7 million of which will expire between 2023 and 2031, and foreign tax credit carryforwards of $2.5 million that will expire between 2030 and 2032. In addition, there are $8.6 million of potential tax benefits for state operating loss and credit carryforwards, $8.3 million of which expire between 2023 and 2042.
A valuation allowance has been provided where it is more likely than not that deferred tax assets related to operating loss carryforwards will not be realized. Valuation allowances totaled $16.7 million for available foreign operating loss carryforwards, $6.5 million for available state operating loss and credit carryforwards, and $2.6 million for other foreign deferred income tax assets. During 2022, the Company recorded a tax benefit due to a $0.8 million decrease in valuation allowances related to state operating loss and credit carryforwards as well as other state deferred income tax assets, and a $4.8 million net increase in valuation allowances related to current year foreign operating losses and other deferred income tax assets, inclusive of foreign currency effects.
Kontoor Brands, Inc. 2022 Form 10-K 80

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the change in the accrual for unrecognized income tax benefits:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, December 2019	$13,677	$4,215	$17,892
Additions for current year tax positions	138	—	138
Additions for prior year tax positions	350	872	1,222
Reductions for prior year tax positions	(1,881)	(201)	(2,082)
Reductions due to statute expirations	(192)	(22)	(214)
Payments in settlement	(199)	—	(199)
Balance, December 2020	11,893	4,864	16,757
Additions for current year tax positions	154	—	154
Additions for prior year tax positions	18	525	543
Reductions for prior year tax positions	(348)	(340)	(688)
Balance, December 2021	11,717	5,049	16,766
Additions for current year tax positions	169	—	169
Additions for prior year tax positions	853	857	1,710
Reductions for prior year tax positions	—	(30)	(30)
Reductions due to statute expirations	(137)	(58)	(195)
Balance, December 2022	$12,602	$5,818	$18,420

(In thousands)	December 2022	December 2021
Amounts included in the balance sheets:
Unrecognized income tax benefits, including interest and penalties	$18,420	$16,766
Less: deferred tax benefits	(3,445)	(3,308)
Total unrecognized tax benefits	$14,975	$13,458
The unrecognized tax benefits of $15.0 million at the end of 2022, if recognized, would reduce the annual effective tax rate.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Company’s 2019 through 2021 tax years remain open and are subject to examination by the Internal Revenue Service. In addition, the Company is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s financial statements. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $2.4 million within the next 12 months due to expiration of statutes of limitations, all of which would reduce income tax expense.

Kontoor Brands, Inc. 2022 Form 10-K 81

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 18 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Year Ended December

(In thousands, except per share amounts)	2022	2021	2020
Net income	$245,493	$195,423	$67,923
Basic weighted average shares outstanding	55,744	57,394	56,994
Dilutive effect of stock-based awards	1,218	1,692	864
Diluted weighted average shares outstanding	56,962	59,086	57,858
Earnings per share:
Basic earnings per share	$4.40	$3.40	$1.19
Diluted earnings per share	$4.31	$3.31	$1.17
For the years ended December 2022 and December 2021, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive. A total of 0.8 million shares related to stock-based awards were excluded from the diluted earnings per share calculation for the year ended December 2020 because the effect of their inclusion would have been anti-dilutive.
For the years ended December 2022, December 2021 and December 2020, a total of 0.3 million, 0.2 million and 0.4 million shares of PRSUs, respectively, were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 19 — LEASES
The following table presents lease-related assets and liabilities recorded in the Company's balance sheets:

(In thousands)	December 2022	December 2021
Assets
Operating lease assets, noncurrent	$51,029	$54,950
Total lease assets	$51,029	$54,950

Liabilities
Operating lease liabilities, current	$19,898	$24,195
Operating lease liabilities, noncurrent	31,506	32,993
Total lease liabilities	$51,404	$57,188

Weighted-average remaining lease term (in years)
Operating leases	3.99	3.62
Weighted-average discount rate
Operating leases	4.39%	2.85%
Kontoor Brands, Inc. 2022 Form 10-K 82

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Lease costs
The following table presents certain information related to lease costs for operating leases:

	Year Ended December

(In thousands)	2022	2021	2020
Operating lease costs	$26,634	$30,394	$40,906
Short-term lease costs (excluding leases of one month or less)	279	272	1,114
Variable lease costs	3,145	3,505	3,960
Total lease costs	$30,058	$34,171	$45,980
Other information
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Year Ended December

(In thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$29,977	$37,474	$45,225
Right-of-use operating lease assets obtained in exchange for new operating leases - non-cash activity	$17,684	$4,323	$2,591
The following table presents future maturities of operating lease liabilities as of December 2022:

(In thousands)	Lease Obligations
2023	$21,507
2024	13,995
2025	8,625
2026	4,093
2027	2,944
Thereafter	5,210
Total future minimum lease payments	56,374
Less: amounts related to imputed interest	(4,970)
Present value of future minimum lease payments	51,404
Less: operating lease liabilities, current	19,898
Operating lease liabilities, noncurrent	$31,506
As of December 2022, the Company had not entered into any operating lease arrangements that had not yet commenced. The Company continuously monitors and may negotiate contract amendments that include extensions or modifications to existing leases.
Refer to Note 13 to the Company's financial statements for additional information on the related fair value measurements.

Kontoor Brands, Inc. 2022 Form 10-K 83

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 20 — COMMITMENTS
The Company is obligated under noncancelable operating leases. Refer to Note 19 to the Company's financial statements for additional information related to future lease payments.
The Company has entered into licensing agreements that provide the Company rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized within "cost of goods sold" in the statements of operations. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $1.3 million and $0.4 million for 2023 and 2024, respectively. There are currently no contractual payments due beyond 2024.
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, contract production and finished products. These agreements typically range from one to five months in duration and will require total payments of $562.2 million in 2023.
The Company has entered into commitments for (i) service and maintenance agreements related to management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $45.0 million, $17.6 million, $1.4 million, $0.1 million and $0.1 million for 2023 through 2027, respectively. There are currently no payments due beyond 2027.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $40.0 million as of December 2022. These commitments would only be drawn upon if the Company were to fail to meet related claims or other obligations.

NOTE 21 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities. In 2022, restructuring costs related to the globalization of the Company's operating model and relocation of the European headquarters to Geneva, Switzerland ("EMEA restructuring"). In 2021 and 2020, restructuring costs primarily related to the decision to exit certain company-owned outlet stores and the transition of our India business to a licensing model, as well as COVID-19 impacts. We do not expect material charges related to these initiatives in future periods.
All of the $13.7 million of restructuring charges recognized during the year ended December 2022 were reflected within "selling, general and administrative expenses," and related to the EMEA restructuring. The Company also recognized a $2.6 million pension curtailment gain within "other expense, net" during the year ended December 2022 attributable to employee restructuring in EMEA. Refer to Note 12 to the Company's financial statements for additional information related to pension charges. All of the $1.0 million of restructuring charges recognized during the year ended December 2021 were reflected within "selling, general and administrative expenses," and primarily related to previously approved initiatives. Of the $25.4 million of restructuring charges recognized during the year ended December 2020, $20.8 million were reflected within "selling, general and administrative expenses" and $4.6 million within "cost of goods sold."
All of the $10.7 million restructuring accrual reported in the Company's balance sheet at December 2022 is expected to be paid out within the next 12 months and is classified within "accrued liabilities." All of the $1.1 million total restructuring accrual reported in the Company's balance sheet at December 2021 was classified within "accrued liabilities."
The following table presents the components of restructuring charges:

	Year Ended December

(In thousands)	2022	2021	2020
Severance and employee-related benefits	$13,688	$992	$14,725
Asset impairments	—	—	4,587
Inventory write-downs	—	—	3,645
Pension curtailment gain	(2,581)	—	—
Other	—	—	2,486
Total restructuring charges	$11,107	$992	$25,443
Kontoor Brands, Inc. 2022 Form 10-K 84

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents the restructuring costs by business segment:

	Year Ended December

(In thousands)	2022	2021	2020
Wrangler	$—	$305	$6,616
Lee	—	331	5,702
Corporate and other	11,107	356	13,125
Total	$11,107	$992	$25,443
The following table presents activity in the restructuring accrual for the years ended December 2022 and December 2021:

(In thousands)	Severance
Accrual at December 2020	$6,741
Charges	992
Cash payments	(6,673)
Adjustments to accruals	6
Currency translation	13
Accrual at December 2021	$1,079
Charges	13,688
Cash payments	(4,956)
Adjustments to accruals	166
Currency translation	718
Accrual at December 2022	$10,695

NOTE 22 — SUBSEQUENT EVENT
Dividend
On February 21, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of the Company's Common Stock. The cash dividend will be payable on March 20, 2023, to shareholders of record at the close of business on March 10, 2023.

Kontoor Brands, Inc. 2022 Form 10-K 85

Schedule II — Valuation and Qualifying Accounts

		ADDITIONS
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(In thousands)
Year ended December 2020
Allowance for doubtful accounts (a)	$11,852	18,338	—	11,047	$19,143
Valuation allowance for deferred income tax assets (b)	$16,699	3,900	2,519	—	$23,118
Year ended December 2021
Allowance for doubtful accounts (a)	$19,143	330	—	7,768	$11,705
Valuation allowance for deferred income tax assets (b)	$23,118	2,010	(3,339)	—	$21,789
Year ended December 2022
Allowance for doubtful accounts (a)	$11,705	(44)	—	1,743	$9,918
Valuation allowance for deferred income tax assets (b)	$21,789	4,881	(871)	—	$25,799
(a)Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.
(b)Amounts charged to costs and expenses relate to circumstances where it is more likely than not that deferred income tax assets will not be realized as well as the effects of foreign currency translation.
Kontoor Brands, Inc. 2022 Form 10-K 86