Form 10-Q
period 2023-04-01
Kontoor Brands, Inc.
filed 2023-05-04
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of April 28, 2023 was 56,078,513.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	March 2023	December 2022	March 2022
ASSETS
Current assets
Cash and cash equivalents	$52,677	$59,179	$193,630
Accounts receivable, net	224,024	225,858	276,037
Inventories	660,089	596,836	432,891
Prepaid expenses and other current assets	102,757	100,396	82,495
Total current assets	1,039,547	982,269	985,053
Property, plant and equipment, net	104,999	104,465	101,380
Operating lease assets	55,116	51,029	47,759
Intangible assets, net	13,173	13,361	14,248
Goodwill	209,904	209,627	211,504
Other assets	220,831	221,510	229,110
TOTAL ASSETS	$1,643,570	$1,582,261	$1,589,054
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$7,255	$7,280	$239
Current portion of long-term debt	12,500	10,000	2,500
Accounts payable	163,871	206,262	266,974
Accrued liabilities	197,203	196,989	198,777
Operating lease liabilities, current	21,241	19,898	22,563
Total current liabilities	402,070	440,429	491,053
Operating lease liabilities, noncurrent	32,472	31,506	26,511
Other liabilities	81,796	76,950	98,257
Long-term debt	827,944	782,619	789,143
Commitments and contingencies
Total liabilities	1,344,282	1,331,504	1,404,964
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at March 2023, December 2022 and March 2022	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 55,933,661 at March 2023; 55,516,872 at December 2022 and 56,276,243 at March 2022	—	—	—
Additional paid-in capital	251,108	243,696	224,721
Retained earnings	116,185	86,726	43,066
Accumulated other comprehensive loss	(68,005)	(79,665)	(83,697)
Total equity	299,288	250,757	184,090
TOTAL LIABILITIES AND EQUITY	$1,643,570	$1,582,261	$1,589,054
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March

(In thousands, except per share amounts)	2023	2022
Net revenues	$667,123	$679,743
Costs and operating expenses
Cost of goods sold	380,422	375,122
Selling, general and administrative expenses	191,752	196,400
Total costs and operating expenses	572,174	571,522
Operating income	94,949	108,221
Interest expense	(10,273)	(8,023)
Interest income	419	469
Other expense, net	(2,226)	(222)
Income before income taxes	82,869	100,445
Income taxes	16,573	19,635
Net income	$66,296	$80,810
Earnings per common share
Basic	$1.19	$1.43
Diluted	$1.16	$1.40
Weighted average shares outstanding
Basic	55,646	56,321
Diluted	56,940	57,836
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March

(In thousands)	2023	2022
Net income	$66,296	$80,810
Other comprehensive income
Net change in foreign currency translation	8,323	(3,615)
Net change in defined benefit pension plans	(35)	6
Net change in derivative financial instruments	3,372	12,668
Total other comprehensive income, net of related taxes	11,660	9,059
Comprehensive income	$77,956	$89,869
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March

(In thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$66,296	$80,810
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization	9,127	9,862
Stock-based compensation	1,002	5,730
Provision for doubtful accounts	1,877	1,757
Other	2,642	3,422
Changes in operating assets and liabilities:
Accounts receivable	2,851	9,990
Inventories	(59,903)	(70,183)
Accounts payable	(42,965)	54,109
Income taxes	12,237	12,201
Accrued liabilities	(11,259)	(34,642)
Other assets and liabilities	5,473	1,777
Cash (used) provided by operating activities	(12,622)	74,833
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(6,463)	(2,885)
Capitalized computer software	(5,483)	(2,112)
Other	149	(31)
Cash used by investing activities	(11,797)	(5,028)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	178,000	—
Repayments under revolving credit facility	(128,000)	—
Repayments of term loan	(2,500)	—
Repurchases of Common Stock	—	(22,513)
Dividends paid	(26,808)	(26,033)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(3,619)	(11,102)
Other	(57)	(298)
Cash provided (used) by financing activities	17,016	(59,946)
Effect of foreign currency rate changes on cash and cash equivalents	901	(1,551)
Net change in cash and cash equivalents	(6,502)	8,308
Cash and cash equivalents – beginning of period	59,179	185,322
Cash and cash equivalents – end of period	$52,677	$193,630
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2022	55,517	$—	$243,696	$86,726	$(79,665)	$250,757
Net income	—	—	—	66,296	—	66,296
Stock-based compensation, net	417	—	7,412	(10,029)	—	(2,617)
Other comprehensive income	—	—	—	—	11,660	11,660
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,808)	—	(26,808)
Balance, March 2023	55,934	$—	$251,108	$116,185	$(68,005)	$299,288

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2021	56,381	$—	$218,259	$22,635	$(92,756)	$148,138
Net income	—	—	—	80,810	—	80,810
Stock-based compensation, net	387	—	6,462	(11,833)	—	(5,371)
Other comprehensive income	—	—	—	—	9,059	9,059
Dividends on Common Stock ($0.46 per share)	—	—	—	(26,033)	—	(26,033)
Repurchases of Common Stock	(492)	—	—	(22,513)	—	(22,513)
Balance, March 2022	56,276	$—	$224,721	$43,066	$(83,697)	$184,090
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending December 30, 2023 ("fiscal 2023"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended March 2023, December 2022 and March 2022 correspond to the fiscal periods ended April 1, 2023, December 31, 2022 and April 2, 2022, respectively.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, fluctuating foreign currency exchange rates and distress in global credit and banking markets, as well as ongoing global supply chain disruptions, labor challenges and the COVID-19 pandemic, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, the conflict between Russia and Ukraine continues to cause disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 7 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three months ended March 2023 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2023. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 1, 2023 ("2022 Annual Report on Form 10-K").
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-04, "Disclosure of Supplier Finance Program Obligations," which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs, outstanding confirmed amounts as of period end, a description of where those obligations are presented in the balance sheet and an annual rollforward of obligations. This guidance was adopted by the Company during the first quarter of 2023, except for the requirement to include a rollforward of obligations which is effective beginning in 2024 with early adoption permitted. Refer to Note 6 to the Company's financial statements for additional information related to supplier finance program obligations.

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — REVENUES
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography. Revenues from licensing arrangements are included within the U.S. or Non-U.S. Wholesale channels, based on the respective region where the licensee sells the product. Direct-to-Consumer revenues include sales at company-operated Wrangler® and Lee® branded full-price and outlet stores, digital sales at www.wrangler.com and www.lee.com and sales from international concession arrangements.
Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended March 2023

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$337,676	$135,299	$3,228	$476,203
Non-U.S. Wholesale	51,919	66,005	10	117,934
Direct-to-Consumer	33,552	39,345	89	72,986
Total	$423,147	$240,649	$3,327	$667,123

Geographic revenues
U.S.	$365,129	$149,690	$3,317	$518,136
International	58,018	90,959	10	148,987
Total	$423,147	$240,649	$3,327	$667,123

	Three Months Ended March 2022

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$330,652	$136,806	$2,527	$469,985
Non-U.S. Wholesale	52,819	91,051	501	144,371
Direct-to-Consumer	28,952	36,363	72	65,387
Total	$412,423	$264,220	$3,100	$679,743

Geographic revenues
U.S.	$354,393	$150,116	$2,599	$507,108
International	58,030	114,104	501	172,635
Total	$412,423	$264,220	$3,100	$679,743
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	March 2023	December 2022	March 2022
Accounts receivable, net	$224,024	$225,858	$276,037
Contract assets (a)	5,317	5,050	4,311
Contract liabilities (b)	1,392	1,057	1,787
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three months ended March 2023 and March 2022, revenue recognized that was included in contract liabilities as of December 2022 and December 2021, respectively, was not significant.
As of March 2023, the Company has contractual rights under its licensing agreements to receive $52.2 million of fixed consideration related to the future minimum guarantees through December 2028. As of March 2023, there were no arrangements with any

9 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the three months ended March 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant. The variable consideration under these arrangements is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.

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
In addition, we report an "Other" category to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those disclosed in the Company's 2022 Annual Report on Form 10-K. Corporate and other expenses and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended March

(In thousands)	2023	2022
Segment revenues:
Wrangler	$423,147	$412,423
Lee	240,649	264,220
Total reportable segment revenues	663,796	676,643
Other revenues	3,327	3,100
Total net revenues	$667,123	$679,743
Segment profit:
Wrangler	$71,107	$75,388
Lee	39,573	52,230
Total reportable segment profit	$110,680	$127,618
Corporate and other expenses	(18,064)	(19,982)
Interest expense	(10,273)	(8,023)
Interest income	419	469
Profit related to other revenues	107	363
Income before income taxes	$82,869	$100,445

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

	Three Months Ended March

(In thousands)	2023	2022
Balance, December	$9,918	$11,705
Provisions for expected credit losses	1,877	1,757
Accounts receivable balances written off	(560)	(153)
Other (1)	233	(284)
Balance, March	$11,468	$13,025
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
During the three months ended March 2023 and March 2022, the Company sold total trade accounts receivable of $359.7 million and $355.5 million, respectively. As of March 2023, December 2022 and March 2022, $256.3 million, $246.0 million and $227.0 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $3.0 million and $0.6 million for the three months ended March 2023 and March 2022, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	March 2023	December 2022	March 2022
Finished products	$577,143	$509,554	$346,160
Work-in-process	32,857	34,316	40,310
Raw materials	50,089	52,966	46,421
Total inventories	$660,089	$596,836	$432,891

11 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 6 — SUPPLY CHAIN FINANCING
The Company facilitates a voluntary Supply Chain Finance ("SCF") program with its financial institutions that allows certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. Participation in the SCF program is based on terms and conditions negotiated directly between the suppliers and the financial institutions. The Company agrees to commercial terms with suppliers independent of their participation in the SCF program, and thus their participation has no impact on our payment terms. The Company is not a party to the agreements between our suppliers and the financial institutions, and has no economic interest in our suppliers' decision to participate in the SCF program. For suppliers who participate in the SCF program, they have sole discretion to determine which invoices, if any, are to be sold to the financial institutions. All amounts payable to suppliers who participate in the SCF program are included within "accounts payable" in the Company's balance sheets, and the Company's associated payments to the suppliers are included in operating activities in the Company's statements of cash flows. At March 2023, December 2022 and March 2022, accounts payable included total outstanding balances of $23.9 million, $24.7 million and $16.7 million, respectively, due to suppliers that participate in the SCF program.

NOTE 7 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At March 2023, December 2022 and March 2022, the Company had $24.9 million, $24.8 million and $10.0 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There was a total outstanding balance of $7.1 million under these arrangements at both March 2023 and December 2022, and no outstanding balance at March 2022. In addition, short-term borrowings included other debt of $0.2 million at March 2023, December 2022 and March 2022.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	March 2023	December 2022	March 2022
Revolving Credit Facility	$50,000	$—	$—
Term Loan A	395,586	397,954	397,559
4.125% Notes, due 2029	394,858	394,665	394,084
Total long-term debt	840,444	792,619	791,643
Less: current portion	(12,500)	(10,000)	(2,500)
Long-term debt, due beyond one year	$827,944	$782,619	$789,143
Credit Facilities
On November 18, 2021, the Company completed a refinancing pursuant to which it issued $400.0 million of Notes (as defined below) and amended and restated its senior secured Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”), with quarterly mandatory repayments which commenced in March 2023 and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto.
Term Loan A had an outstanding principal amount of $397.5 million at March 2023, and $400.0 million at both December 2022 and March 2022, which is reported net of unamortized deferred financing costs. As of March 2023, interest expense on Term Loan A was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of March 2023, the Company had $50.0 million of outstanding borrowings under the Revolving Credit Facility and $11.7 million of outstanding standby letters of credit issued on behalf of the Company, leaving $438.3 million available for borrowing against this facility.
The interest rate per annum applicable to the Credit Agreement is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of March 2023, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
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
The Notes had an outstanding principal amount of $400.0 million at March 2023, December 2022 and March 2022, which is reported net of unamortized deferred financing costs. As of March 2023, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture governing the Notes contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of March 2023, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
Refer to Note 10 in the Company's 2022 Annual Report on Form 10-K for additional information regarding the Company’s debt obligations.

NOTE 8 — FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

March 2023
Financial assets:
Cash equivalents:
Money market funds	$25,798	$25,798	$—	$—
Time deposits	2,079	2,079	—	—
Foreign currency exchange contracts	20,377	—	20,377	—
Interest rate swap agreements	8,946	—	8,946	—
Investment securities	46,641	46,641	—	—
Financial liabilities:
Foreign currency exchange contracts	3,230	—	3,230	—
Deferred compensation	48,539	—	48,539	—

13 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Additionally, at March 2023, the carrying value of the Company's long-term debt was $840.4 million compared to a fair value of $785.5 million. At December 2022, the carrying value of the Company's long-term debt was $792.6 million compared to a fair value of $718.0 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At March 2023 and December 2022, their carrying values approximated fair value due to the short-term nature of these instruments.

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $321.3 million at March 2023, $322.3 million at December 2022 and $287.5 million at March 2022, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $300.0 million at March 2023, December 2022 and March 2022. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it would discontinue hedge accounting. All designated hedging relationships were determined to be highly effective as of March 2023.

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	March	December	March	March	December	March
(In thousands)	2023	2022	2022	2023	2022	2022

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$20,361	$15,565	$11,041	$(2,914)	$(2,307)	$(1,073)
Interest rate swap agreements	8,946	11,357	4,309	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	16	—	131	(316)	—	(2)
Total derivatives	$29,323	$26,922	$15,481	$(3,230)	$(2,307)	$(1,075)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	March 2023		December 2022		March 2022

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$29,323	$(3,230)	$26,922	$(2,307)	$15,481	$(1,075)
Gross amounts not offset in the balance sheet	(1,449)	1,449	(1,629)	1,629	(938)	938
Net amounts	$27,874	$(1,781)	$25,293	$(678)	$14,543	$(137)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	March 2023	December 2022	March 2022
Prepaid expenses and other current assets	$18,046	$14,183	$9,424
Accrued liabilities	(2,683)	(1,218)	(838)
Other assets	11,277	12,739	6,057
Other liabilities	(547)	(1,089)	(237)

15 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended March

Cash Flow Hedging Relationships	2023	2022
Foreign currency exchange contracts	$10,337	$7,325
Interest rate swap agreements	(309)	9,095
Total	$10,028	$16,420

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended March

Location of Gain (Loss)	2023	2022
Net revenues	$(171)	$(132)
Cost of goods sold	5,992	2,301
Other expense, net	160	(103)
Interest expense	2,101	(1,266)
Total	$8,082	$800

Other Derivative Information
Any contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings. There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships or changes in the fair values of derivative contracts not designated as hedges during the three months ended March 2023 and March 2022.
At March 2023, AOCL included $28.3 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	March 2023	December 2022	March 2022
Foreign currency translation	$(99,139)	$(107,462)	$(96,740)
Defined benefit pension plans	2,208	2,243	(2,171)
Derivative financial instruments	28,926	25,554	15,214
Accumulated other comprehensive loss	$(68,005)	$(79,665)	$(83,697)

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended March 2023
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2022	$(107,462)	$2,243	$25,554	$(79,665)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	8,323	—	10,292	18,615
Reclassifications to net income of previously deferred (gains) losses	—	(35)	(6,920)	(6,955)
Net other comprehensive income (loss)	8,323	(35)	3,372	11,660
Balance, March 2023	$(99,139)	$2,208	$28,926	$(68,005)

	Three Months Ended March 2022
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2021	$(93,125)	$(2,177)	$2,546	$(92,756)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(3,615)	—	13,814	10,199
Reclassifications to net income of previously deferred (gains) losses	—	6	(1,146)	(1,140)
Net other comprehensive income (loss)	(3,615)	6	12,668	9,059
Balance, March 2022	$(96,740)	$(2,171)	$15,214	$(83,697)

The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended March
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2023	2022
Defined benefit pension plans:
Net change in deferred gains (losses) during the period	Selling, general and administrative expenses	$46	$(8)
Total before tax		46	(8)
Income taxes	Income taxes	(11)	2
Net of tax		35	(6)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(171)	$(132)
Foreign currency exchange contracts	Cost of goods sold	5,992	2,301
Foreign currency exchange contracts	Other expense, net	160	(103)
Interest rate swap agreements	Interest expense	2,101	(1,266)
Total before tax		8,082	800
Income taxes	Income taxes	(1,162)	346
Net of tax		6,920	1,146
Total reclassifications for the period, net of tax		$6,955	$1,140

17 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 11 — STOCK-BASED COMPENSATION
On April 1, 2023, the Company made its annual grant of equity awards under the Kontoor Brands, Inc. 2019 Stock Compensation Plan, including approximately 230,000 shares of performance-based restricted stock units ("PRSUs”) to employees, approximately 180,000 shares of time-based restricted stock units ("RSUs") to employees, and approximately 20,000 shares of RSUs to nonemployee members of the Board of Directors. The fair market value of Kontoor Common Stock at the date the awards were granted was $48.39 per share and was used to value the RSUs and Director RSUs.
Each PRSU entitles the employee to receive a potential final payout ranging from zero to two shares of Kontoor Common Stock at the end of a three-year performance period. The number of shares earned by participants, if any, is based on achievement of performance goals set by the Talent and Compensation Committee of the Board of Directors. The actual number of shares earned may also be adjusted upward or downward by 25%, subject to a 0% floor, of the target award based on how Kontoor’s total shareholder return (“TSR”) over a three-year period compares to the TSR for companies included in a Company-selected peer group. Shares earned related to the 2023 grants will be issued to participants following the conclusion of the three-year performance period.
Each employee RSU entitles the holder to one share of Kontoor Common Stock and typically vests over a three-year period. Each RSU granted to a nonemployee member of the Board of Directors vests upon grant and will be settled in one share of Kontoor Common Stock one year from the date of grant.

NOTE 12 — INCOME TAXES
The effective income tax rate for the three months ended March 2023 was 20.0% compared to 19.5% in the 2022 period. The three months ended March 2023 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.2%. The three months ended March 2022 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.1%. The effective tax rate without discrete items for the three months ended March 2023 was 20.2% compared to 20.6% in the 2022 period. The decrease was primarily due to changes in our jurisdictional mix of earnings.
During the three months ended March 2023, the amount of net unrecognized tax benefits and associated interest increased by $0.3 million to $15.3 million. Management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $2.5 million within the next 12 fiscal months due to settlements of audits and expiration of statutes of limitations, all of which would reduce income tax expense.
On April 5, 2023, the Company was granted a tax holiday from local income taxes in a foreign jurisdiction through 2031. The associated tax effects, including approximately $5.5 million of tax expense related to the remeasurement of deferred tax assets in this jurisdiction, will be reflected in the second quarter of 2023.

NOTE 13 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended March

(In thousands, except per share amounts)	2023	2022
Net income	$66,296	$80,810
Basic weighted average shares outstanding	55,646	56,321
Dilutive effect of stock-based awards	1,294	1,515
Diluted weighted average shares outstanding	56,940	57,836
Earnings per share:
Basic earnings per common share	$1.19	$1.43
Diluted earnings per common share	$1.16	$1.40
For the three months ended March 2023 and March 2022, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
For the three months ended March 2023, a total of 0.6 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For the three months ended March 2022, an immaterial number of shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 14 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2033. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Three Months Ended March

(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$7,639	$8,418
Right-of-use operating assets obtained in exchange for new operating leases - non-cash activity	$1,406	$1,259

NOTE 15 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits. No restructuring charges were recognized during the three months ended March 2023 and March 2022.
All of the $4.5 million restructuring accrual reported in the Company's balance sheet at March 2023 is expected to be paid out within the next 12 months and was classified within "accrued liabilities." All of the $10.7 million restructuring accrual reported in the Company's balance sheet at December 2022 was classified within "accrued liabilities."

The following table presents activity in the restructuring accrual for the three-month period ended March 2023:

(In thousands)	Total

Accrual at December 2022	$10,695
Cash payments	(6,227)
Adjustments to accruals	(79)
Currency translation	160
Balance, March 2023	$4,549

NOTE 16 — SUBSEQUENT EVENT
On April 20, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of the Company's Common Stock. The cash dividend will be payable on June 20, 2023, to shareholders of record at the close of business on June 9, 2023.

19 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our financial statements with a narrative from management's perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q.
The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Cautionary Statement On Forward-Looking Statements” included later in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" in our 2022 Annual Report on Form 10-K.
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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending December 30, 2023 ("fiscal 2023"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended March 2023, December 2022 and March 2022 correspond to the fiscal periods ended April 1, 2023, December 31, 2022 and April 2, 2022, respectively.
References to fiscal 2023 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from the prior year comparable period and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, fluctuating foreign currency exchange rates and distress in global credit and banking markets, as well as ongoing global supply chain disruptions, labor challenges and the COVID-19 pandemic, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, the conflict between Russia and Ukraine continues to cause disruption in the surrounding areas and greater uncertainty in the global economy.
Inflationary pressures beginning in the second quarter of 2022 continued through the first quarter of 2023. Global interest rates began to increase during the second half of 2022, and the resulting distress in financial markets has continued through the first quarter of 2023. These factors contributed to reduced consumer discretionary spending, resulting in retailer actions to reduce their elevated inventory levels which continued to negatively impact our sales in the first quarter of 2023.
Many of the global supply chain disruptions seen in the first quarter of 2022 were less prevalent during the first quarter of 2023. Accordingly, we have been able to minimize the higher costs associated with air freight. However, we experienced increases in other input costs due to the inflationary pressures discussed above.
We experienced store closures, disruptions in distribution and restrictions on consumer mobility in certain regions of China during the latter part of the first quarter of 2022 due to COVID-19 and related restrictions, which had a significant impact on prior year sales and operations in APAC. Although China lifted its zero-tolerance lockdowns and restrictions during the fourth quarter of 2022, consumer behavior and the broader economy have not yet normalized, which had a negative impact on our sales in the first quarter of 2023.
While we anticipate continued disruption and volatility during 2023, we believe that we are appropriately positioned to successfully manage through known operational challenges. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 20

Business Overview
We continue to execute on our Horizon 2 multi-year strategic vision, "Catalyzing Growth" which outlines four growth catalysts: (i) expansion of our core U.S. Wholesale business, (ii) category extensions such as outdoor, workwear and t-shirts, (iii) geographic expansion of our Wrangler® and Lee® brands, most notably in the APAC region, and (iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world.
In addition to continued organic investments in our brands and capabilities, the options in our capital allocation strategy are to (i) pay down debt, (ii) provide for a superior dividend payout, (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.

FIRST QUARTER OF FISCAL 2023 SUMMARY
•Net revenues decreased 2% to $667.1 million compared to the three months ended March 2022, driven by a decline in the Non-U.S. Wholesale channel, partially offset by growth in the Direct-to-Consumer and U.S. Wholesale channels as discussed below.
•U.S. Wholesale revenues increased 1% compared to the three months ended March 2022, due to growth in our digital wholesale business. U.S. Wholesale revenues represented 71% of total revenues in the current period.
•Non-U.S. Wholesale revenues decreased 18% compared to the three months ended March 2022, driven by a decline in our APAC business due to the continued impacts of COVID-19 policy changes in China, a decline in our EMEA business due to a decrease in digital wholesale and a 4% unfavorable impact from foreign currency. Non-U.S. Wholesale revenues represented 18% of total revenues in the current period.
•Direct-to-Consumer revenues increased 12% on a global basis compared to the three months ended March 2022, driven by growth in our U.S. owned e-commerce sites and an increase in retail store sales, partially offset by a 3% unfavorable impact from foreign currency. Direct-to-Consumer revenues represented 11% of total revenues in the current period.
•Gross margin decreased 180 basis points to 43.0% compared to the three months ended March 2022, primarily driven by increased product and input costs due to inflationary pressures, unfavorable geographic and product mix, higher provisions for inventory losses and proactive actions in managing internal production, including downtime. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.
•Selling, general & administrative expenses as a percentage of net revenues decreased to 28.7% compared to 28.9% for the three months ended March 2022, primarily driven by lower compensation-related expense and reductions in discretionary expenses, partially offset by continued strategic investments in our direct-to-consumer business.
•Net income was $66.3 million compared to $80.8 million for the three months ended March 2022, due to the results discussed above.

21 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Three Months Ended March

(Dollars in thousands)	2023	2022
Net revenues	$667,123	$679,743
Gross profit (net revenues less cost of goods sold)	$286,701	$304,621
As a percentage of total net revenues	43.0%	44.8%
Selling, general and administrative expenses	$191,752	$196,400
As a percentage of total net revenues	28.7%	28.9%
Operating income	$94,949	$108,221
As a percentage of total net revenues	14.2%	15.9%
Additionally, the following table presents a summary of the changes in net revenues for the three months ended March 2023 as compared to March 2022:

(In millions)	Three Months Ended March

Net revenues — 2022	$679.7
Operations	(5.2)
Impact of foreign currency	(7.4)
Net revenues — 2023	$667.1
Three Months Ended March 2023 Compared to the Three Months Ended March 2022
Net revenues decreased 2%, primarily driven by a decline in our APAC business due to the continued impacts of COVID-19 policy changes in China and a decline in our EMEA business due to a decrease in digital wholesale. These decreases were partially offset by growth in the U.S. which was driven by digital wholesale and our owned e-commerce sites.
Additional details on revenues are provided in the section titled “Information by Business Segment.”
Gross margin decreased 180 basis points primarily driven by increased product and input costs due to inflationary pressures, unfavorable geographic and product mix, higher provisions for inventory losses and proactive actions in managing internal production, including downtime. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.
Selling, general and administrative expenses as a percentage of net revenues decreased to 28.7% compared to 28.9%, primarily driven by lower compensation-related expense and reductions in discretionary expenses in response to macroeconomic conditions, partially offset by continued strategic investments in our direct-to-consumer business.
The effective income tax rate for the three months ended March 2023 was 20.0% compared to 19.5% in the 2022 period. The three months ended March 2023 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.2%. The three months ended March 2022 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.1%. The effective tax rate without discrete items for the three months ended March 2023 was 20.2% compared to 20.6% in the 2022 period. The decrease was primarily due to changes in our jurisdictional mix of earnings.

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 22

Information by Business Segment
Management at each of the segments has direct control over and responsibility for corresponding net revenues and operating income, hereinafter termed "segment revenues" and "segment profit," respectively. The chief operating decision maker allocates resources and assesses performance based on the global brand operating results of Wrangler® and Lee®, which are the Company's segments. Common costs for certain centralized functions are allocated to the segments as disclosed in the notes to the financial statements in the Company's 2022 Annual Report on Form 10-K.
The following tables present a summary of the changes in segment revenues and segment profit for the three months ended March 2023 as compared to the three months ended March 2022:
Segment Revenues:

	Three Months Ended March
(In millions)	Wrangler	Lee	Total
Segment revenues — 2022	$412.4	$264.2	$676.6
Operations	13.5	(19.0)	(5.4)
Impact of foreign currency	(2.8)	(4.6)	(7.4)
Segment revenues — 2023	$423.1	$240.6	$663.8
Segment Profit:

	Three Months Ended March
(In millions)	Wrangler	Lee	Total
Segment profit — 2022	$75.4	$52.2	$127.6
Operations	(4.2)	(11.5)	(15.7)
Impact of foreign currency	(0.1)	(1.1)	(1.2)
Segment profit — 2023	$71.1	$39.6	$110.7

23 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended March

(Dollars in millions)	2023	2022	Percent Change
Segment revenues	$423.1	$412.4	2.6%
Segment profit	$71.1	$75.4	(5.7)%
Operating margin	16.8%	18.3%
Three Months Ended March 2023 Compared to the Three Months Ended March 2022
Global revenues for the Wrangler® brand increased 3%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels, partially offset by a decline in the Non-U.S. Wholesale channel.
•Revenues in the Americas region increased 4%, primarily due to growth in our digital wholesale business. The U.S. direct-to-consumer channel increased 16%, driven by growth in our owned e-commerce sites and an increase in retail store sales. Non-U.S. Americas wholesale revenues increased 22%, primarily due to higher sales in Canada, partially offset by a 4% unfavorable impact from foreign currency.
•Revenues in the APAC region increased 32%, despite a 5% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 10%, due to a decline in the wholesale business primarily driven by digital wholesale and a 5% unfavorable impact from foreign currency, partially offset by growth in retail store sales.
Operating margin decreased to 16.8%, compared to 18.3% for the 2022 period, primarily driven by increased product and input costs due to inflationary pressures, unfavorable product mix, higher provisions for inventory losses, proactive actions in managing internal production, including downtime, and continued strategic investments in our direct-to-consumer business. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.
Lee

	Three Months Ended March

(Dollars in millions)	2023	2022	Percent Change
Segment revenues	$240.6	$264.2	(8.9)%
Segment profit	$39.6	$52.2	(24.2)%
Operating margin	16.4%	19.8%
Three Months Ended March 2023 Compared to the Three Months Ended March 2022
Global revenues for the Lee® brand decreased 9%, driven by declines in both the U.S. and Non-U.S. Wholesale channels and a 2% unfavorable impact from foreign currency, partially offset by growth in the Direct-to-Consumer channel.
•Revenues in the Americas region remained flat, with growth in the U.S. direct-to-consumer channel offset by a 1% decline in the U.S. wholesale channel. The U.S. direct-to-consumer channel increased 8%, driven by growth in our owned e-commerce sites, partially offset by declines in retail store sales.
•Revenues in the APAC region decreased 36%, driven by declines in wholesale revenues in China due to the continued impacts of COVID-19 policy changes and a 5% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 3%, primarily driven by a 6% unfavorable impact from foreign currency and a decrease in the digital wholesale business, partially offset by growth in retail store sales.
Operating margin decreased to 16.4%, compared to 19.8% for the 2022 period, primarily driven by increased product and input costs due to inflationary pressures and unfavorable geographic mix. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 24

Other
In addition, we report an "Other" category to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended March

(Dollars in millions)	2023	2022	Percent Change
Revenues	$3.3	$3.1	7.3%
Profit	$0.1	$0.4	(70.5)%
Operating margin	3.2%	11.7%

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended March

(Dollars in millions)	2023	2022	Percent Change
Total reportable segment profit	$110.7	$127.6	(13.3)%
Corporate and other expenses	(18.1)	(20.0)	(9.6)%
Interest expense	(10.3)	(8.0)	28.0%
Interest income	0.4	0.5	(10.7)%
Profit related to other revenues	0.1	0.4	(70.5)%
Income before income taxes	$82.9	$100.4	(17.5)%
Three Months Ended March 2023 Compared to the Three Months Ended March 2022
Corporate and other expenses decreased $1.9 million, primarily due to lower compensation-related expense and reductions in discretionary expenses in response to macroeconomic conditions.
Interest expense increased $2.3 million, primarily due to higher borrowing rates for debt and higher average borrowings during the three months ended March 2023 compared to the three months ended March 2022.

25 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company has historically generated strong positive cash flows from operations. However, elevated retailer inventories, reduced consumer discretionary spending and the continued negative impact on our sales drove higher Kontoor inventory levels, resulting in increased working capital and reduced cash flows from operations during the first quarter of 2023. The Company continues to take proactive measures to manage working capital. We believe cash flows from operations will be able to support our short-term liquidity needs as well as any future liquidity and capital requirements, in combination with available cash balances and borrowing capacity from our revolving credit facility.
The Company is party to a senior secured Credit Agreement, as amended and restated on November 18, 2021 (the "Credit Agreement"), which provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”), with quarterly mandatory repayments which commenced in March 2023 and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto. Additionally, the Company has outstanding $400.0 million of unsecured 4.125% senior notes due 2029. Refer to Note 10 in the Company's 2022 Annual Report on Form 10-K and Note 7 to the Company's financial statements in this Form 10-Q for additional information regarding the Company’s debt obligations.
As of March 2023, the Company was in compliance with all applicable financial covenants under the Credit Agreement and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable financial covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million and a $75.0 million letter of credit sublimit. The Company had $50.0 million of outstanding borrowings under the Revolving Credit Facility as of March 2023 to provide additional funding for working capital needs.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of March 2023:

(In millions)	March 2023
Outstanding borrowings under the Revolving Credit Facility	$50.0
Available borrowing capacity under the Revolving Credit Facility (1)	$438.3
Cash and cash equivalents	$52.7
(1) Available borrowing capacity under the Revolving Credit Facility is net of $11.7 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At March 2023, the Company had $24.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There was a total outstanding balance of $7.1 million under these arrangements at March 2023. In addition, short-term borrowings included other debt of $0.2 million at March 2023.
The Company did not repurchase any shares of Common Stock during the three months ended March 2023 under its share repurchase program authorized by the Company's Board of Directors. Of the $200.0 million authorized for repurchase under the share repurchase program, $62.0 million remained available for repurchase as of March 2023.
During the three months ended March 2023, the Company paid $26.8 million of dividends to its shareholders. On April 20, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of the Company's Common Stock. The cash dividend will be payable on June 20, 2023, to shareholders of record at the close of business on June 9, 2023.
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

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 26

We anticipate that we will have sufficient cash flows from operations, along with existing borrowing capacity, to support continued investments in our brands, infrastructure, talent and capabilities, dividend payments to shareholders, repayment of our current and long-term obligations when due and repurchases of Common Stock. In addition, we would use current liquidity as well as access to capital markets to fund any strategic investment opportunities that may arise.
We currently expect capital expenditures to range from $35.0 million to $40.0 million in 2023, primarily to support information technology, manufacturing, owned retail stores and distribution investments.
The following table presents our cash flows during the periods:

	Three Months Ended March

(In millions)	2023	2022
Cash (used) provided by:
Operating activities	$(12.6)	$74.8
Investing activities	$(11.8)	$(5.0)
Financing activities	$17.0	$(59.9)
Operating Activities
During the three months ended March 2023, cash used by operating activities was $12.6 million as compared to cash provided by operating activities of $74.8 million in the prior year period. The decrease was primarily due to lower net income and unfavorable changes in working capital accounts, primarily related to accounts payable, partially offset by lower outflows for accrued liabilities and inventories compared to the prior year period.
Investing Activities
During the three months ended March 2023, cash used by investing activities increased $6.8 million as compared to the prior year period, primarily due to increases in capitalized computer software and property, plant and equipment expenditures in the current year period.
Financing Activities
During the three months ended March 2023, cash provided by financing activities was $17.0 million as compared to cash used by financing activities of $59.9 million in the prior year period. The change was primarily due to $50.0 million of net borrowings under the Revolving Credit Facility during the three months ended March 2023 and $22.5 million of Common Stock repurchases made by the Company during the three months ended March 2022.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2022 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2022 that would require the use of funds. As of March 2023, there have been no material changes in the amounts disclosed in the 2022 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the 2022 Annual Report on Form 10-K.
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, contingent assets and liabilities and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. Several of the estimates and assumptions we are required to make relate to future events and are therefore inherently uncertain, especially as it relates to events outside of our control. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known. Refer to Note 1 to the Company's financial statements in this Form 10-Q for considerations of macroeconomic conditions and other recent developments.

27 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the financial statements, or are the most sensitive to change from outside factors, are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the 2022 Annual Report on Form 10-K. There have been no material changes in these policies disclosed in the 2022 Annual Report on Form 10-K.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this report include, but are not limited to: macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, fluctuating foreign currency exchange rates and distress in global credit and banking markets, as well as ongoing global supply chain disruptions, labor challenges, the COVID-19 pandemic and geopolitical events, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company’s business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; reliance on a small number of large customers; the COVID-19 pandemic continues to negatively affect the Company’s business and could continue to result in supply chain disruptions, reduced consumer traffic and purchasing, closed factories and stores, and reduced workforces (including future uncertain effects); intense industry competition; the ability to accurately forecast demand for products; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company’s ability to maintain the images of its brands; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; foreign currency fluctuations; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; the impact of climate change and related legislative and regulatory responses; legal, regulatory, political and economic risks; changes to trade policy, including tariff and import/export regulations; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; the Company maintaining satisfactory credit ratings; restrictions on the Company’s business relating to its debt obligations; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any continued worsening of the global business and economic environment.
More information on potential factors that could affect the Company's financial results are described in detail in the Company’s 2022 Annual Report on Form 10-K and in other reports and statements that the Company files with the Securities and Exchange Commission ("SEC").

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 28

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures set forth under Item 7A in our 2022 Annual Report on Form 10-K.

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

29 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report on Form 10-K should be made. There have been no material changes to the risk factors from those disclosed in Part I, Item 1A of our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

First quarter fiscal 2023	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
January 1 - January 28	—	$—	—	$62,044,756
January 29 - February 25	—	—	—	62,044,756
February 26 - April 1	—	—	—	62,044,756
Total	—	$—	—
(1) The Company has a share repurchase program which authorizes the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 30

ITEM 6. EXHIBITS

3.2	Bylaws of Kontoor Brands, Inc., as amended through April 20, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed with the SEC on April 21, 2023)

10.42+	Kontoor Brands, Inc. 2019 Stock Compensation Plan Amendment No. 1

10.43+	Form of Award Certificate for Performance-Based Restricted Stock Units (2023 Form)

31.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Rustin Welton, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Management contract or compensatory plan or arrangement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

31 Kontoor Brands, Inc. Q1 FY23 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: May 4, 2023	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q1 FY23 Form 10-Q 32