Form 10-Q
period 2023-07-01
Kontoor Brands, Inc.
filed 2023-08-03
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of July 28, 2023 was 56,124,326.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2023	December 2022	June 2022
ASSETS
Current assets
Cash and cash equivalents	$82,418	$59,179	$145,296
Accounts receivable, net	186,024	225,858	185,157
Inventories	626,885	596,836	537,900
Prepaid expenses and other current assets	114,345	100,396	89,171
Total current assets	1,009,672	982,269	957,524
Property, plant and equipment, net	106,878	104,465	101,994
Operating lease assets	65,388	51,029	44,271
Intangible assets, net	12,941	13,361	13,740
Goodwill	209,969	209,627	210,164
Other assets	203,469	221,510	215,455
TOTAL ASSETS	$1,608,317	$1,582,261	$1,543,148
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$62	$7,280	$4,848
Current portion of long-term debt	15,000	10,000	5,000
Accounts payable	195,282	206,262	281,391
Accrued liabilities	156,766	196,989	153,527
Operating lease liabilities, current	21,899	19,898	20,254
Total current liabilities	389,009	440,429	465,020
Operating lease liabilities, noncurrent	42,044	31,506	25,132
Other liabilities	80,743	76,950	86,839
Long-term debt	773,270	782,619	786,968
Commitments and contingencies
Total liabilities	1,285,066	1,331,504	1,363,959
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at June 2023, December 2022 and June 2022	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 56,109,508 at June 2023; 55,516,872 at December 2022 and 55,382,208 at June 2022	—	—	—
Additional paid-in capital	258,349	243,696	232,041
Retained earnings	124,995	86,726	39,105
Accumulated other comprehensive loss	(60,093)	(79,665)	(91,957)
Total equity	323,251	250,757	179,189
TOTAL LIABILITIES AND EQUITY	$1,608,317	$1,582,261	$1,543,148
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2023	2022	2023	2022
Net revenues	$616,009	$613,572	$1,283,132	$1,293,315
Costs and operating expenses
Cost of goods sold	365,748	346,608	746,170	721,730
Selling, general and administrative expenses	186,864	178,219	378,616	374,619
Total costs and operating expenses	552,612	524,827	1,124,786	1,096,349
Operating income	63,397	88,745	158,346	196,966
Interest expense	(9,663)	(8,234)	(19,936)	(16,257)
Interest income	691	296	1,110	765
Other expense, net	(3,152)	(2,746)	(5,378)	(2,968)
Income before income taxes	51,273	78,061	134,142	178,506
Income taxes	14,877	16,066	31,450	35,701
Net income	$36,396	$61,995	$102,692	$142,805
Earnings per common share
Basic	$0.65	$1.11	$1.84	$2.55
Diluted	$0.64	$1.09	$1.80	$2.49
Weighted average shares outstanding
Basic	56,089	55,740	55,868	56,031
Diluted	56,846	56,711	56,893	57,315
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands)	2023	2022	2023	2022
Net income	$36,396	$61,995	$102,692	$142,805
Other comprehensive income (loss)
Net change in foreign currency translation	4,529	(13,274)	12,852	(16,889)
Net change in defined benefit pension plans	(35)	5	(70)	11
Net change in derivative financial instruments	3,418	5,009	6,790	17,677
Total other comprehensive income (loss), net of related taxes	7,912	(8,260)	19,572	799
Comprehensive income	$44,308	$53,735	$122,264	$143,604
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June

(In thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$102,692	$142,805
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,219	18,821
Stock-based compensation	7,023	12,474
Provision for doubtful accounts	(278)	308
Other	9,113	4,826
Changes in operating assets and liabilities:
Accounts receivable	44,043	95,340
Inventories	(25,574)	(179,019)
Accounts payable	(11,545)	70,974
Income taxes	(22,242)	(13,090)
Accrued liabilities	(20,665)	(47,907)
Other assets and liabilities	10,890	(6,144)
Cash provided by operating activities	111,676	99,388
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(13,277)	(6,995)
Capitalized computer software	(6,756)	(4,493)
Other	(10)	(120)
Cash used by investing activities	(20,043)	(11,608)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	268,000	—
Repayments under revolving credit facility	(268,000)	—
Repayments of term loan	(5,000)	—
Repurchases of Common Stock	—	(62,494)
Dividends paid	(53,756)	(51,508)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(3,057)	(11,024)
Other	(7,236)	4,330
Cash used by financing activities	(69,049)	(120,696)
Effect of foreign currency rate changes on cash and cash equivalents	655	(7,110)
Net change in cash and cash equivalents	23,239	(40,026)
Cash and cash equivalents – beginning of period	59,179	185,322
Cash and cash equivalents – end of period	$82,418	$145,296
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2022	55,517	$—	$243,696	$86,726	$(79,665)	$250,757
Net income	—	—	—	66,296	—	66,296
Stock-based compensation, net	417	—	7,412	(10,029)	—	(2,617)
Other comprehensive income	—	—	—	—	11,660	11,660
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,808)	—	(26,808)
Balance, March 2023	55,934	$—	$251,108	$116,185	$(68,005)	$299,288
Net income	—	—	—	36,396	—	36,396
Stock-based compensation, net	176	—	7,241	(638)	—	6,603
Other comprehensive income	—	—	—	—	7,912	7,912
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,948)	—	(26,948)
Balance, June 2023	56,110	$—	$258,349	$124,995	$(60,093)	$323,251

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2021	56,381	$—	$218,259	$22,635	$(92,756)	$148,138
Net income	—	—	—	80,810	—	80,810
Stock-based compensation, net	387	—	6,462	(11,833)	—	(5,371)
Other comprehensive income	—	—	—	—	9,059	9,059
Dividends on Common Stock ($0.46 per share)	—	—	—	(26,033)	—	(26,033)
Repurchases of Common Stock	(492)	—	—	(22,513)	—	(22,513)
Balance, March 2022	56,276	$—	$224,721	$43,066	$(83,697)	$184,090
Net income	—	—	—	61,995	—	61,995
Stock-based compensation, net	109	—	7,320	(500)	—	6,820
Other comprehensive loss	—	—	—	—	(8,260)	(8,260)
Dividends on Common Stock ($0.46 per share)	—	—	—	(25,475)	—	(25,475)
Repurchases of Common Stock	(1,003)	—	—	(39,981)	—	(39,981)
Balance, June 2022	55,382	$—	$232,041	$39,105	$(91,957)	$179,189
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending December 30, 2023 ("fiscal 2023"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended June 2023, December 2022 and June 2022 correspond to the fiscal periods ended July 1, 2023, December 31, 2022 and July 2, 2022, respectively.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, fluctuating foreign currency exchange rates and uncertainty in global credit and banking markets, as well as ongoing global supply chain disruptions, labor challenges and recovery from the COVID-19 pandemic, especially in China, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, the conflict between Russia and Ukraine continues to cause disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 7 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and six months ended June 2023 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2023. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 1, 2023 ("2022 Annual Report on Form 10-K").
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

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 8

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
Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended June 2023

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$355,207	$98,218	$2,366	$455,791
Non-U.S. Wholesale	38,104	51,232	—	89,336
Direct-to-Consumer	32,174	38,558	150	70,882
Total	$425,485	$188,008	$2,516	$616,009

Geographic revenues
U.S.	$382,111	$114,248	$2,516	$498,875
International	43,374	73,760	—	117,134
Total	$425,485	$188,008	$2,516	$616,009

	Three Months Ended June 2022

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$348,537	$120,197	$2,127	$470,861
Non-U.S. Wholesale	40,457	39,858	374	80,689
Direct-to-Consumer	28,950	32,998	74	62,022
Total	$417,944	$193,053	$2,575	$613,572

Geographic revenues
U.S.	$372,981	$135,057	$2,201	$510,239
International	44,963	57,996	374	103,333
Total	$417,944	$193,053	$2,575	$613,572

	Six Months Ended June 2023

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$692,883	$233,517	$5,594	$931,994
Non-U.S. Wholesale	90,023	117,237	10	207,270
Direct-to-Consumer	65,726	77,903	239	143,868
Total	$848,632	$428,657	$5,843	$1,283,132

Geographic revenues
U.S.	$747,240	$263,938	$5,833	$1,017,011
International	101,392	164,719	10	266,121
Total	$848,632	$428,657	$5,843	$1,283,132

9 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 2022

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$679,189	$257,003	$4,654	$940,846
Non-U.S. Wholesale	93,276	130,909	875	225,060
Direct-to-Consumer	57,902	69,361	146	127,409
Total	$830,367	$457,273	$5,675	$1,293,315

Geographic revenues
U.S.	$727,374	$285,173	$4,800	$1,017,347
International	102,993	172,100	875	275,968
Total	$830,367	$457,273	$5,675	$1,293,315
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	June 2023	December 2022	June 2022
Accounts receivable, net	$186,024	$225,858	$185,157
Contract assets (a)	6,034	5,050	5,648
Contract liabilities (b)	1,921	1,057	3,227
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three and six months ended June 2023 and June 2022, revenue recognized that was included in contract liabilities as of December 2022 and December 2021, respectively, was not significant.
As of June 2023, the Company has contractual rights under its licensing agreements to receive $53.6 million of fixed consideration related to the future minimum guarantees through December 2028. As of June 2023, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the three and six months ended June 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant. The variable consideration under these arrangements is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption.

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

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended June		Six Months Ended June

(In thousands)	2023	2022	2023	2022
Segment revenues:
Wrangler	$425,485	$417,944	$848,632	$830,367
Lee	188,008	193,053	428,657	457,273
Total reportable segment revenues	613,493	610,997	1,277,289	1,287,640
Other revenues	2,516	2,575	5,843	5,675
Total net revenues	$616,009	$613,572	$1,283,132	$1,293,315
Segment profit:
Wrangler	$70,976	$75,064	$142,083	$150,452
Lee	17,165	22,904	56,738	75,134
Total reportable segment profit	$88,141	$97,968	$198,821	$225,586
Corporate and other expenses	(27,660)	(12,017)	(45,724)	(31,999)
Interest expense	(9,663)	(8,234)	(19,936)	(16,257)
Interest income	691	296	1,110	765
(Loss) profit related to other revenues	(236)	48	(129)	411
Income before income taxes	$51,273	$78,061	$134,142	$178,506

NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

	Six Months Ended June

(In thousands)	2023	2022
Balance, December	$9,918	$11,705
Increase (decrease) in provision for expected credit losses	(278)	308
Accounts receivable balances written off	(1,107)	(576)
Other (1)	263	(869)
Balance, June	$8,796	$10,568
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
During the six months ended June 2023 and June 2022, the Company sold total trade accounts receivable of $704.2 million and $732.9 million, respectively. As of June 2023, December 2022 and June 2022, $211.5 million, $246.0 million and $212.8 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $3.1 million and $6.1 million for the three and six months ended June 2023, respectively, and $0.9 million and $1.5 million for the three and six months ended June 2022, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

11 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	June 2023	December 2022	June 2022
Finished products	$548,967	$509,554	$444,976
Work-in-process	33,502	34,316	40,018
Raw materials	44,416	52,966	52,906
Total inventories	$626,885	$596,836	$537,900

NOTE 6 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. Participation in an SCF program is based on terms and conditions negotiated directly between the suppliers and the financial institutions. The Company agrees to commercial terms with suppliers independent of their participation in an SCF program, and thus their participation has no impact on our payment terms. The Company is not a party to the agreements between our suppliers and the financial institutions, and has no economic interest in our suppliers' decision to participate in an SCF program. Suppliers who participate in an SCF program have sole discretion to determine which invoices, if any, are to be sold to the financial institutions. All amounts payable to suppliers who participate in SCF programs are included within "accounts payable" in the Company's balance sheets, and the Company's associated payments to the suppliers are included in operating activities in the Company's statements of cash flows. At June 2023, December 2022 and June 2022, accounts payable included total outstanding balances of $30.6 million, $24.7 million and $18.9 million, respectively, due to suppliers that participate in the SCF programs.

NOTE 7 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At June 2023, December 2022 and June 2022, the Company had $23.9 million, $24.8 million and $25.6 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There was no outstanding balance under these arrangements at June 2023, and $7.1 million and $4.6 million of outstanding balances at December 2022 and June 2022, respectively. In addition, short-term borrowings included other debt of $0.1 million at June 2023, and $0.2 million at both December 2022 and June 2022.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	June 2023	December 2022	June 2022
Revolving Credit Facility	$—	$—	$—
Term Loan A	393,218	397,954	397,691
4.125% Notes, due 2029	395,052	394,665	394,277
Total long-term debt	788,270	792,619	791,968
Less: current portion	(15,000)	(10,000)	(5,000)
Long-term debt, due beyond one year	$773,270	$782,619	$786,968
Credit Facilities
On November 18, 2021, the Company completed a refinancing pursuant to which it issued $400.0 million of unsecured Notes (as defined below) and amended and restated its senior secured Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”), with quarterly mandatory repayments which commenced in March 2023 and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders and agents party thereto.

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Term Loan A had an outstanding principal amount of $395.0 million at June 2023, and $400.0 million at both December 2022 and June 2022, which is reported net of unamortized deferred financing costs. As of June 2023, interest expense on Term Loan A was being recorded at an effective annual interest rate of 4.4%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of June 2023, the Company had no outstanding borrowings under the Revolving Credit Facility and $11.7 million of outstanding standby letters of credit issued on behalf of the Company, leaving $488.3 million available for borrowing against this facility.
The interest rate per annum applicable to the Credit Agreement is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of June 2023, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
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
The Notes had an outstanding principal amount of $400.0 million at June 2023, December 2022 and June 2022, which is reported net of unamortized deferred financing costs. As of June 2023, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture governing the Notes contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of June 2023, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
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

13 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

June 2023
Financial assets:
Cash equivalents:
Money market funds	$50,353	$50,353	$—	$—
Time deposits	2,316	2,316	—	—
Foreign currency exchange contracts	23,382	—	23,382	—
Interest rate swap agreements	8,529	—	8,529	—
Investment securities	47,464	47,464	—	—
Financial liabilities:
Foreign currency exchange contracts	4,965	—	4,965	—
Deferred compensation	49,217	—	49,217	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2022
Financial assets:
Cash equivalents:
Money market funds	$20,097	$20,097	$—	$—
Time deposits	2,194	2,194	—	—
Foreign currency exchange contracts	15,565	—	15,565	—
Interest rate swap agreements	11,357	—	11,357	—
Investment securities	43,131	43,131	—	—
Financial liabilities:
Foreign currency exchange contracts	2,307	—	2,307	—
Deferred compensation	44,589	—	44,589	—
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
Additionally, at June 2023, the carrying value of the Company's long-term debt was $788.3 million compared to a fair value of $727.0 million. At December 2022, the carrying value of the Company's long-term debt was $792.6 million compared to a fair value of $718.0 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At June 2023 and December 2022, their carrying values approximated fair value due to the short-term nature of these instruments.

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $333.0 million at June 2023, $322.3 million at December 2022 and $294.9 million at June 2022, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $300.0 million at June 2023, December 2022 and June 2022. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationships. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it would discontinue hedge accounting for the hedging relationship. All designated hedging relationships were determined to be highly effective as of June 2023.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	June	December	June	June	December	June
(In thousands)	2023	2022	2022	2023	2022	2022

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$23,358	$15,565	$13,968	$(4,629)	$(2,307)	$(360)
Interest rate swap agreements	8,529	11,357	6,512	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	24	—	28	(336)	—	—
Total derivatives	$31,911	$26,922	$20,508	$(4,965)	$(2,307)	$(360)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	June 2023		December 2022		June 2022

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$31,911	$(4,965)	$26,922	$(2,307)	$20,508	$(360)
Gross amounts not offset in the balance sheet	(2,038)	2,038	(1,629)	1,629	(360)	360
Net amounts	$29,873	$(2,927)	$25,293	$(678)	$20,148	$—

15 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	June 2023	December 2022	June 2022
Prepaid expenses and other current assets	$29,167	$14,183	$12,222
Accrued liabilities	(4,497)	(1,218)	(221)
Other assets	2,744	12,739	8,286
Other liabilities	(468)	(1,089)	(139)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended June		Six Months Ended June

Cash Flow Hedging Relationships	2023	2022	2023	2022
Foreign currency exchange contracts	$7,792	$6,915	$18,129	$14,240
Interest rate swap agreements	2,017	1,459	1,708	10,554
Total	$9,809	$8,374	$19,837	$24,794

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended June		Six Months Ended June

Location of Gain (Loss)	2023	2022	2023	2022
Net revenues	$(62)	$(261)	$(233)	$(393)
Cost of goods sold	4,256	2,425	10,248	4,726
Other expense, net	136	2	296	(101)
Interest expense	2,435	(745)	4,536	(2,011)
Total	$6,765	$1,421	$14,847	$2,221

Other Derivative Information
Any contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings. There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships or changes in the fair values of derivative contracts not designated as hedges during the three and six months ended June 2023 and June 2022.
At June 2023, AOCL included $30.1 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	June 2023	December 2022	June 2022
Foreign currency translation	$(94,610)	$(107,462)	$(110,014)
Defined benefit pension plans	2,173	2,243	(2,166)
Derivative financial instruments	32,344	25,554	20,223
Accumulated other comprehensive loss	$(60,093)	$(79,665)	$(91,957)

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended June 2023
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, March 2023	$(99,139)	$2,208	$28,926	$(68,005)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	4,529	—	9,442	13,971
Reclassifications to net income of previously deferred (gains) losses	—	(35)	(6,024)	(6,059)
Net other comprehensive income (loss)	4,529	(35)	3,418	7,912
Balance, June 2023	$(94,610)	$2,173	$32,344	$(60,093)

	Three Months Ended June 2022
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2022	$(96,740)	$(2,171)	$15,214	$(83,697)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(13,274)	—	6,552	(6,722)
Reclassifications to net income of previously deferred (gains) losses	—	5	(1,543)	(1,538)
Net other comprehensive income (loss)	(13,274)	5	5,009	(8,260)
Balance, June 2022	$(110,014)	$(2,166)	$20,223	$(91,957)

	Six Months Ended June 2023
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2022	$(107,462)	$2,243	$25,554	$(79,665)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	12,852	—	19,734	32,586
Reclassifications to net income of previously deferred (gains) losses	—	(70)	(12,944)	(13,014)
Net other comprehensive income (loss)	12,852	(70)	6,790	19,572
Balance, June 2023	$(94,610)	$2,173	$32,344	$(60,093)

	Six Months Ended June 2022
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2021	$(93,125)	$(2,177)	$2,546	$(92,756)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(16,889)	—	20,366	3,477
Reclassifications to net income of previously deferred (gains) losses	—	11	(2,689)	(2,678)
Net other comprehensive income (loss)	(16,889)	11	17,677	799
Balance, June 2022	$(110,014)	$(2,166)	$20,223	$(91,957)

17 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended June		Six Months Ended June
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2023	2022	2023	2022
Defined benefit pension plans:
Net change in deferred gains (losses) during the period	Selling, general and administrative expenses	$47	$(7)	$93	$(15)
Total before tax		47	(7)	93	(15)
Income taxes	Income taxes	(12)	2	(23)	4
Net of tax		35	(5)	70	(11)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(62)	$(261)	$(233)	$(393)
Foreign currency exchange contracts	Cost of goods sold	4,256	2,425	10,248	4,726
Foreign currency exchange contracts	Other expense, net	136	2	296	(101)
Interest rate swap agreements	Interest expense	2,435	(745)	4,536	(2,011)
Total before tax		6,765	1,421	14,847	2,221
Income taxes	Income taxes	(741)	122	(1,903)	468
Net of tax		6,024	1,543	12,944	2,689
Total reclassifications for the period, net of tax		$6,059	$1,538	$13,014	$2,678

NOTE 11 — INCOME TAXES
The effective income tax rate for the six months ended June 2023 was 23.4% compared to 20.0% in the 2022 period. On April 5, 2023, the Company was granted a tax holiday from local income taxes in a foreign jurisdiction through 2031. The six months ended June 2023 included a net discrete tax expense primarily related to the remeasurement of deferred tax assets associated with the tax holiday. The net discrete tax expense for the six months ended June 2023 increased the effective income tax rate by 3.9%. The six months ended June 2022 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.2%. The effective tax rate without discrete items for the six months ended June 2023 was 19.5% compared to 20.2% in the 2022 period. The decrease was primarily due to changes in our jurisdictional mix of earnings.
During the six months ended June 2023, the amount of net unrecognized tax benefits and associated interest increased by $0.6 million to $15.6 million. Management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $2.5 million within the next 12 fiscal months due to settlements of audits and expiration of statutes of limitations, all of which would reduce income tax expense.

NOTE 12 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2023	2022	2023	2022
Net income	$36,396	$61,995	$102,692	$142,805
Basic weighted average shares outstanding	56,089	55,740	55,868	56,031
Dilutive effect of stock-based awards	757	971	1,025	1,284
Diluted weighted average shares outstanding	56,846	56,711	56,893	57,315
Earnings per share:
Basic earnings per common share	$0.65	$1.11	$1.84	$2.55
Diluted earnings per common share	$0.64	$1.09	$1.80	$2.49

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
For the three and six months ended June 2023 and June 2022, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For both the three and six months ended June 2023, a total of 0.6 million shares of performance-based restricted stock units ("PRSUs") were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For the three and six months ended June 2022, a total of 0.2 million and 0.1 million shares, respectively, of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 13 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2033. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Six Months Ended June

(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$15,816	$16,200
Right-of-use operating assets obtained in exchange for new operating leases - non-cash activity	$11,683	$1,922

NOTE 14 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits. During the second quarter of 2023, the Company took actions to drive efficiencies in our operations through a reduction in our global workforce and to streamline and transfer select production within our internal manufacturing network.
Of the $7.8 million of restructuring charges recognized during the three and six months ended June 2023, $5.4 million were reflected within "selling, general and administrative expenses" and $2.4 million within "cost of goods sold." No restructuring charges were recognized during the three and six months ended June 2022.
All of the $5.3 million restructuring accrual reported in the Company's balance sheet at June 2023 is expected to be paid out within the next 12 months and was classified within "accrued liabilities." All of the $10.7 million restructuring accrual reported in the Company's balance sheet at December 2022 was classified within "accrued liabilities."
The following table presents the components of restructuring charges:

	Three Months Ended June		Six Months Ended June
(In thousands)
	2023	2022	2023	2022
Severance and employee-related benefits	$6,614	$—	$6,614	$—
Other	1,182	—	1,182	—
Total restructuring charges	$7,796	$—	$7,796	$—
The following table presents the restructuring costs by business segment:

	Three Months Ended June		Six Months Ended June
(In thousands)
	2023	2022	2023	2022
Wrangler	$995	$—	$995	$—
Lee	187	—	187	—
Corporate and other	6,614	—	6,614	—
Total	$7,796	$—	$7,796	$—

19 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents activity in the restructuring accrual for the six-month period ended June 2023:

(In thousands)	Total

Accrual at December 2022	$10,695
Charges	6,614
Cash payments	(12,124)
Adjustments to accruals	(160)
Currency translation	260
Balance, June 2023	$5,285

NOTE 15 — SUBSEQUENT EVENT
On July 20, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of the Company's Common Stock. The cash dividend will be payable on September 18, 2023, to shareholders of record at the close of business on September 8, 2023.

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our financial statements with a narrative from management's perspective on our financial condition, results of operations and liquidity as well as certain other factors that may affect our future results. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q.
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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending December 30, 2023 ("fiscal 2023"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended June 2023, December 2022 and June 2022 correspond to the fiscal periods ended July 1, 2023, December 31, 2022 and July 2, 2022, respectively.
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
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, fluctuating foreign currency exchange rates and uncertainty in global credit and banking markets, as well as ongoing global supply chain disruptions, labor challenges and recovery from the COVID-19 pandemic, especially in China, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, the conflict between Russia and Ukraine continues to cause disruption in the surrounding areas and greater uncertainty in the global economy.
Inflationary pressures began in the second quarter of 2022. Although they have moderated over the subsequent quarters, they continued to impact the economy during the first half of 2023. Additionally, the increase in global interest rates has continued through the first half of 2023. These factors contributed to reduced consumer discretionary spending as well as retailer actions to manage inventory levels, which negatively impacted our sales in the first half of 2023.
Many of the global supply chain disruptions seen in the first half of 2022 were less prevalent during the first half of 2023. Accordingly, we have been able to minimize usage and higher costs associated with air freight. However, inflation in product and input costs experienced in recent quarters impacted our financial results during the first half of 2023 as we sold through the higher priced products.
We experienced store closures, disruptions in distribution and restrictions on consumer mobility in certain regions of China during the latter part of the first quarter of 2022 and throughout the second quarter of 2022 due to COVID-19 and related restrictions, which had a significant impact on prior year sales and operations in APAC. China lifted its zero-tolerance lockdowns and restrictions during the fourth quarter of 2022, and although consumer behavior and the broader economy have not yet fully normalized, we experienced significant improvement in our sales and operations in APAC during the second quarter of 2023.
While we anticipate continued disruption and volatility during 2023, we believe that we are appropriately positioned to successfully manage through known operational challenges. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.

21 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

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
We incurred costs during the second quarter of 2023 to drive efficiencies in our operations, which included reducing our global workforce, streamlining and transferring select production within our internal manufacturing network and globalizing our operating model. During the second quarter of 2023, we incurred $6.6 million related to severance and employee-related benefits and $2.2 million of other costs associated with these actions, which represents substantially all of the charges expected for these actions. Refer to Note 14 to the Company's financial statements for additional information related to restructuring charges.
In addition to continued organic investments in our brands and capabilities, the options in our capital allocation strategy are to (i) pay down debt, (ii) provide for a superior dividend payout, (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.

SECOND QUARTER OF FISCAL 2023 SUMMARY
•Net revenues remained flat compared to the three months ended June 2022. Growth in the Direct-to-Consumer and Non-U.S. Wholesale channels was offset by a decline in the U.S. Wholesale channel as discussed below.
•U.S. Wholesale revenues decreased 3% compared to the three months ended June 2022, due primarily to a decline in our digital wholesale business. U.S. Wholesale revenues represented 73% of total revenues in the current period.
•Non-U.S. Wholesale revenues increased 11% compared to the three months ended June 2022, driven by growth in our APAC business, partially offset by a decline in our EMEA business due primarily to a decrease in digital wholesale. Non-U.S. Wholesale revenues represented 15% of total revenues in the current period.
•Direct-to-Consumer revenues increased 14% on a global basis compared to the three months ended June 2022, due to an increase in retail store sales and growth in our owned e-commerce sites. Direct-to-Consumer revenues represented 12% of total revenues in the current period.
•Gross margin decreased 290 basis points to 40.6% compared to the three months ended June 2022, primarily attributable to higher inventory costs due to inflationary pressures on product and input costs in recent quarters, as well as proactive actions in managing internal production, including downtime and costs incurred to streamline and transfer select production within our internal manufacturing network. These decreases were partially offset by benefits from strategic pricing, reduced use of air freight and favorable geographic mix.
•Selling, general & administrative expenses as a percentage of net revenues increased to 30.3% compared to 29.0% for the three months ended June 2022, driven by $5.4 million of restructuring charges related to a reduction in our global workforce, increased costs related to demand creation and continued strategic investments in our direct-to-consumer business, partially offset by reductions in discretionary expenses in response to macroeconomic conditions.
•Net income was $36.4 million compared to $62.0 million for the three months ended June 2022, due to the results discussed above.
•Diluted earnings per share was $0.64 in the second quarter, compared to $1.09 in the same period last year, due to the results discussed above and includes a one-time discrete tax charge of $0.09 related to the remeasurement of deferred tax assets associated with a tax holiday in a foreign jurisdiction granted during the second quarter of 2023.

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 22

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Three Months Ended June		Six Months Ended June

(Dollars in thousands)	2023	2022	2023	2022
Net revenues	$616,009	$613,572	$1,283,132	$1,293,315
Gross profit (net revenues less cost of goods sold)	$250,261	$266,964	$536,962	$571,585
As a percentage of total net revenues	40.6%	43.5%	41.8%	44.2%
Selling, general and administrative expenses	$186,864	$178,219	$378,616	$374,619
As a percentage of total net revenues	30.3%	29.0%	29.5%	29.0%
Operating income	$63,397	$88,745	$158,346	$196,966
As a percentage of total net revenues	10.3%	14.5%	12.3%	15.2%
Additionally, the following table presents a summary of the changes in net revenues for the three and six months ended June 2023 as compared to June 2022:

(In millions)	Three Months Ended June	Six Months Ended June

Net revenues — 2022	$613.6	$1,293.3
Operations	1.8	(3.4)
Impact of foreign currency	0.6	(6.8)
Net revenues — 2023	$616.0	$1,283.1
Three Months Ended June 2023 Compared to the Three Months Ended June 2022
Net revenues remained flat. Increases in APAC were driven by our wholesale and direct-to-consumer businesses in China. These increases were offset by declines in both the U.S. and EMEA, primarily due to digital wholesale partially offset by growth in direct-to-consumer.
Additional details on changes in net revenues for the three months ended June 2023 as compared to June 2022 are provided in the section titled “Information by Business Segment.”
Gross margin decreased 290 basis points, primarily attributable to higher inventory costs due to inflationary pressures on product and input costs in recent quarters, as well as proactive actions in managing internal production, including downtime and costs incurred to streamline and transfer select production within our internal manufacturing network. These decreases were partially offset by benefits from strategic pricing, reduced use of air freight and favorable geographic mix.
Selling, general and administrative expenses as a percentage of net revenues increased to 30.3% compared to 29.0% in the prior period, driven by costs related to a reduction in our global workforce, which were $5.4 million (0.9% of total net revenues) for the three months ended June 2023, increased costs related to demand creation and continued strategic investments in our direct-to-consumer business, partially offset by reductions in discretionary expenses in response to macroeconomic conditions.
Six Months Ended June 2023 Compared to the Six Months Ended June 2022
Net revenues decreased 1%, due to a decline in EMEA driven by our digital wholesale business, partially offset by growth in direct-to-consumer. Decreases for the six months ended June 2023 were also due to APAC, as China's uneven economic recovery following COVID-19 policy changes negatively impacted our wholesale business, partially offset by increases in retail store sales. These net decreases were partially offset by growth in our Non-U.S. Americas business. The U.S. business remained flat, with growth in direct-to-consumer offset by a decline in digital wholesale.
Additional details on changes in net revenues for the six months ended June 2023 as compared to June 2022 are provided in the section titled “Information by Business Segment.”
Gross margin decreased 240 basis points, primarily resulting from higher inventory costs due to inflationary pressures on product and input costs in recent quarters, unfavorable product mix, proactive actions in managing internal production, including downtime, and higher provisions for inventory losses. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.

23 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

Selling, general and administrative expenses as a percentage of net revenues increased to 29.5% compared to 29.0% in the prior period, driven by costs related to a reduction in our global workforce, which were $5.4 million (0.4% of total net revenues) for the six months ended June 2023, and continued strategic investments in our direct-to-consumer business, partially offset by lower compensation-related expense and reductions in discretionary expenses in response to macroeconomic conditions.
The effective income tax rate for the six months ended June 2023 was 23.4% compared to 20.0% in the 2022 period. On April 5, 2023, the Company was granted a tax holiday from local income taxes in a foreign jurisdiction through 2031. The six months ended June 2023 included a net discrete tax expense primarily related to the remeasurement of deferred tax assets associated with the tax holiday. The net discrete tax expense for the six months ended June 2023 increased the effective income tax rate by 3.9%. The six months ended June 2022 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.2%. The effective tax rate without discrete items for the six months ended June 2023 was 19.5% compared to 20.2% in the 2022 period. The decrease was primarily due to changes in our jurisdictional mix of earnings.

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
The following tables present a summary of the changes in segment revenues and segment profit for the three and six months ended June 2023 as compared to the three and six months ended June 2022:
Segment Revenues:

	Three Months Ended June
(In millions)	Wrangler	Lee	Total
Segment revenues — 2022	$417.9	$193.1	$611.0
Operations	7.1	(5.2)	1.9
Impact of foreign currency	0.5	0.1	0.6
Segment revenues — 2023	$425.5	$188.0	$613.5

	Six Months Ended June
(In millions)	Wrangler	Lee	Total
Segment revenues — 2022	$830.4	$457.3	$1,287.6
Operations	20.5	(24.1)	(3.5)
Impact of foreign currency	(2.3)	(4.5)	(6.8)
Segment revenues — 2023	$848.6	$428.7	$1,277.3
Segment Profit:

	Three Months Ended June
(In millions)	Wrangler	Lee	Total
Segment profit — 2022	$75.1	$22.9	$98.0
Operations	(4.1)	(4.9)	(9.1)
Impact of foreign currency	—	(0.8)	(0.8)
Segment profit — 2023	$71.0	$17.2	$88.1

	Six Months Ended June
(In millions)	Wrangler	Lee	Total
Segment profit — 2022	$150.5	$75.1	$225.6
Operations	(8.3)	(16.6)	(24.9)
Impact of foreign currency	(0.1)	(1.8)	(1.9)
Segment profit — 2023	$142.1	$56.7	$198.8

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 24

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Segment revenues	$425.5	$417.9	1.8%	$848.6	$830.4	2.2%
Segment profit	$71.0	$75.1	(5.4)%	$142.1	$150.5	(5.6)%
Operating margin	16.7%	18.0%		16.7%	18.1%
Three Months Ended June 2023 Compared to the Three Months Ended June 2022
Global revenues for the Wrangler® brand increased 2%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels, partially offset by a decline in the Non-U.S. Wholesale channel.
•Revenues in the Americas region increased 2%, primarily due to growth in the U.S. wholesale channel despite a decline in our digital wholesale business, as well as growth in our direct-to-consumer channel. The U.S. direct-to-consumer channel increased 10%, resulting from growth in our owned e-commerce sites and an increase in retail store sales. Non-U.S. Americas wholesale revenues decreased 5%.
•Revenues in the APAC region increased 53%, primarily due to growth in licensing.
•Revenues in the EMEA region decreased 6%, resulting from a decline in our digital wholesale business, partially offset by a 2% favorable impact from foreign currency.
Operating margin decreased to 16.7%, compared to 18.0% for the 2022 period, driven by higher inventory costs due to inflationary pressures on product and input costs in recent quarters, unfavorable product mix, proactive actions in managing internal production, including downtime and costs incurred to streamline and transfer select production within our internal manufacturing network, and higher provisions for inventory losses. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.
Six Months Ended June 2023 Compared to the Six Months Ended June 2022
Global revenues for the Wrangler® brand increased 2%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels, partially offset by a decline in the Non-U.S. Wholesale channel.
•Revenues in the Americas region increased 3%, primarily due to growth in the U.S. wholesale channel despite a decline in our digital wholesale business, as well as growth in our direct-to-consumer channel. The U.S. direct-to-consumer channel increased 13%, resulting from growth in our owned e-commerce sites and an increase in retail store sales. Non-U.S. Americas wholesale revenues increased 7%, driven by higher sales in Canada, partially offset by a 2% unfavorable impact from foreign currency.
•Revenues in the APAC region increased 42%, primarily attributable to growth in wholesale, including licensing, despite a 2% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 9%, primarily due to a decline in our digital wholesale business and a 2% unfavorable impact from foreign currency.
Operating margin decreased to 16.7%, compared to 18.1% for the 2022 period, primarily attributable to higher inventory costs due to inflationary pressures on product and input costs in recent quarters, unfavorable product mix, proactive actions in managing internal production, including downtime, and higher provisions for inventory losses. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.

25 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

Lee

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Segment revenues	$188.0	$193.1	(2.6)%	$428.7	$457.3	(6.3)%
Segment profit	$17.2	$22.9	(25.1)%	$56.7	$75.1	(24.5)%
Operating margin	9.1%	11.9%		13.2%	16.4%
Three Months Ended June 2023 Compared to the Three Months Ended June 2022
Global revenues for the Lee® brand decreased 3%, due to a decline in the U.S. Wholesale channel, partially offset by growth in the Non-U.S. Wholesale and Direct-to-Consumer channels.
•Revenues in the Americas region decreased 13%, driven by an 18% decline in the U.S. wholesale channel, partially offset by growth in the U.S. direct-to-consumer channel. The U.S. direct-to-consumer channel increased 8%, driven by growth in our owned e-commerce sites, partially offset by declines in retail store sales.
•Revenues in the APAC region increased 78%, resulting from increases in our wholesale and direct-to-consumer businesses in China, partially offset by a 10% unfavorable impact from foreign currency.
•Revenues in the EMEA region remained flat, with growth in retail store sales offset by a decrease in the digital wholesale business.
Operating margin decreased to 9.1%, compared to 11.9% for the 2022 period, driven by higher inventory costs due to inflationary pressures on product and input costs in recent quarters and increased costs related to demand creation. These decreases were partially offset by benefits from strategic pricing, reduced use of air freight, favorable geographic mix and lower provisions for inventory losses.
Six Months Ended June 2023 Compared to the Six Months Ended June 2022
Global revenues for the Lee® brand decreased 6%, attributable to declines in both the U.S. and Non-U.S. Wholesale channels, partially offset by growth in the Direct-to-Consumer channel.
•Revenues in the Americas region decreased 6%, with growth in the U.S. direct-to-consumer channel offset by a 9% decline in the U.S. wholesale channel. The U.S. direct-to-consumer channel increased 8%, resulting from growth in our owned e-commerce sites, partially offset by declines in retail store sales.
•Revenues in the APAC region decreased 9%, driven by decreases in wholesale revenues due to China's uneven economic recovery following COVID-19 policy changes, and a 6% unfavorable impact from foreign currency, partially offset by an increase in retail store sales.
•Revenues in the EMEA region decreased 2%, primarily resulting from a decrease in the digital wholesale business and a 3% unfavorable impact from foreign currency, partially offset by growth in retail store sales.
Operating margin decreased to 13.2%, compared to 16.4% for the 2022 period, driven by higher inventory costs due to inflationary pressures on product and input costs in recent quarters and unfavorable product mix. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 26

Other
In addition, we report an "Other" category to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Other revenues	$2.5	$2.6	(2.3)%	$5.8	$5.7	3.0%
(Loss) profit related to other revenues	$(0.2)	$—	(591.7)%	$(0.1)	$0.4	(131.4)%
Operating margin	(9.4)%	1.9%		(2.2)%	7.2%

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Total reportable segment profit	$88.1	$98.0	(10.0)%	$198.8	$225.6	(11.9)%
Corporate and other expenses	(27.7)	(12.0)	130.2%	(45.7)	(32.0)	42.9%
Interest expense	(9.7)	(8.2)	17.4%	(19.9)	(16.3)	22.6%
Interest income	0.7	0.3	133.4%	1.1	0.8	45.1%
(Loss) profit related to other revenues	(0.2)	—	(591.7)%	(0.1)	0.4	(131.4)%
Income before income taxes	$51.3	$78.1	(34.3)%	$134.1	$178.5	(24.9)%
Three Months Ended June 2023 Compared to the Three Months Ended June 2022
Corporate and other expenses increased $15.6 million, primarily due to an increase in compensation-related expense, including $5.4 million of restructuring costs related to a reduction in our global workforce.
Interest expense increased $1.4 million, primarily attributable to higher borrowing rates for long-term debt and higher average principal outstanding during the three months ended June 2023 compared to the three months ended June 2022.
Six Months Ended June 2023 Compared to the Six Months Ended June 2022
Corporate and other expenses increased $13.7 million, primarily due to an increase in compensation-related expense, including $5.4 million of restructuring costs related to a reduction in our global workforce, partially offset by reductions in discretionary expenses in response to macroeconomic conditions.
Interest expense increased $3.7 million, primarily attributable to higher borrowing rates for long-term debt and higher average principal outstanding during the six months ended June 2023 compared to the six months ended June 2022.

27 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company has historically generated strong positive cash flows from operations and continues to take proactive measures to manage working capital. We believe cash flows from operations will be able to support our short-term liquidity needs as well as any future liquidity and capital requirements, in combination with available cash balances and borrowing capacity from our revolving credit facility.
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
As of June 2023, the Company was in compliance with all applicable financial covenants under the Credit Agreement and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable financial covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. The Company repaid its borrowings under the Revolving Credit Facility during the three months ended June 2023 and had no outstanding balances as of June 2023.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of June 2023:

(In millions)	June 2023
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$488.3
Cash and cash equivalents	$82.4
(1) Available borrowing capacity under the Revolving Credit Facility is net of $11.7 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At June 2023, the Company had $23.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. During the second quarter of 2023, the Company repaid $7.1 million of its borrowings under these arrangements and there were no outstanding balances at June 2023. In addition, short-term borrowings included other debt of $0.1 million at June 2023.
The Company did not repurchase any shares of Common Stock during the six months ended June 2023 under its share repurchase program authorized by the Company's Board of Directors. Of the $200.0 million authorized for repurchase under the share repurchase program, $62.0 million remained available for repurchase as of June 2023.
During the six months ended June 2023, the Company paid $53.8 million of dividends to its shareholders. On July 20, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of the Company's Common Stock. The cash dividend will be payable on September 18, 2023, to shareholders of record at the close of business on September 8, 2023.
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

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 28

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
The following table presents our cash flows during the periods:

	Six Months Ended June

(In millions)	2023	2022
Cash provided (used) by:
Operating activities	$111.7	$99.4
Investing activities	$(20.0)	$(11.6)
Financing activities	$(69.0)	$(120.7)
Operating Activities
During the six months ended June 2023, cash provided by operating activities was $111.7 million as compared to cash provided by operating activities of $99.4 million in the prior year period. The increase was primarily due to favorable changes in working capital accounts, primarily related to inventory and accrued liabilities, partially offset by unfavorable changes in accounts payable, accounts receivable and net income compared to the prior year period.
Investing Activities
During the six months ended June 2023, cash used by investing activities increased $8.4 million as compared to the prior year period, primarily due to increases in property, plant and equipment and capitalized computer software expenditures in the current year period.
Financing Activities
During the six months ended June 2023, cash used by financing activities was $69.0 million as compared to cash used by financing activities of $120.7 million in the prior year period. The change was primarily due to $62.5 million of Common Stock repurchases made by the Company during the six months ended June 2022.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2022 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2022 that would require the use of funds. As of June 2023, there have been no material changes in the amounts disclosed in the 2022 Annual Report on Form 10-K.

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
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, contingent assets and liabilities and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. Several of the estimates and assumptions we are required to make relate to future events and are therefore inherently uncertain, especially as it relates to events outside of our control. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known. Refer to Note 1 to the Company's financial statements in this Form 10-Q for considerations related to the macroeconomic environment and other recent developments.

29 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

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

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 30

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

31 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Second quarter fiscal 2023	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
April 2 - April 29	—	$—	—	$62,044,756
April 30 - May 27	—	—	—	62,044,756
May 28 - July 1	—	—	—	62,044,756
Total	—	$—	—
(1) The Company has a share repurchase program which authorizes the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION
(c) During the three months ended June 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Kontoor Brands, Inc. Q2 FY23 Form 10-Q 32

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

33 Kontoor Brands, Inc. Q2 FY23 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: August 3, 2023	By:	/s/ Rustin Welton
Rustin Welton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

34 Kontoor Brands, Inc. Q2 FY23 Form 10-Q