Form 10-Q
period 2023-09-30
Kontoor Brands, Inc.
filed 2023-11-08
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of October 27, 2023 was 56,180,152.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2023	December 2022	September 2022
ASSETS
Current assets
Cash and cash equivalents	$77,828	$59,179	$58,053
Accounts receivable, net	236,816	225,858	234,569
Inventories	605,234	596,836	678,207
Prepaid expenses and other current assets	113,186	100,396	102,425
Total current assets	1,033,064	982,269	1,073,254
Property, plant and equipment, net	110,399	104,465	101,407
Operating lease assets	63,114	51,029	47,831
Intangible assets, net	12,553	13,361	13,242
Goodwill	209,413	209,627	209,012
Other assets	197,387	221,510	208,264
TOTAL ASSETS	$1,625,930	$1,582,261	$1,653,010
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$7,280	$7,093
Current portion of long-term debt	17,500	10,000	7,500
Accounts payable	182,448	206,262	306,278
Accrued liabilities	168,356	196,989	167,690
Operating lease liabilities, current	20,975	19,898	18,885
Total current liabilities	389,279	440,429	507,446
Operating lease liabilities, noncurrent	41,348	31,506	30,255
Other liabilities	79,084	76,950	82,417
Long-term debt	768,595	782,619	824,793
Commitments and contingencies
Total liabilities	1,278,306	1,331,504	1,444,911
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at September 2023, December 2022 and September 2022	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 56,173,518 at September 2023; 55,516,872 at December 2022 and 55,464,569 at September 2022	—	—	—
Additional paid-in capital	261,966	243,696	237,934
Retained earnings	156,491	86,726	62,448
Accumulated other comprehensive loss	(70,833)	(79,665)	(92,283)
Total equity	347,624	250,757	208,099
TOTAL LIABILITIES AND EQUITY	$1,625,930	$1,582,261	$1,653,010
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2023	2022	2023	2022
Net revenues	$654,540	$606,521	$1,937,672	$1,899,836
Costs and operating expenses
Cost of goods sold	383,075	342,460	1,129,245	1,064,190
Selling, general and administrative expenses	185,983	188,995	564,599	563,614
Total costs and operating expenses	569,058	531,455	1,693,844	1,627,804
Operating income	85,482	75,066	243,828	272,032
Interest expense	(10,454)	(8,858)	(30,390)	(25,115)
Interest income	964	263	2,074	1,028
Other expense, net	(3,764)	(2,219)	(9,142)	(5,187)
Income before income taxes	72,228	64,252	206,370	242,758
Income taxes	12,697	13,169	44,147	48,870
Net income	$59,531	$51,083	$162,223	$193,888
Earnings per common share
Basic	$1.06	$0.92	$2.90	$3.47
Diluted	$1.05	$0.90	$2.85	$3.40
Weighted average shares outstanding
Basic	56,151	55,428	55,962	55,830
Diluted	56,956	56,550	56,914	57,060
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands)	2023	2022	2023	2022
Net income	$59,531	$51,083	$162,223	$193,888
Other comprehensive (loss) income
Net change in foreign currency translation	(6,916)	(11,568)	5,936	(28,457)
Net change in defined benefit pension plans	(37)	6	(107)	17
Net change in derivative financial instruments	(3,787)	11,236	3,003	28,913
Total other comprehensive (loss) income, net of related taxes	(10,740)	(326)	8,832	473
Comprehensive income	$48,791	$50,757	$171,055	$194,361
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

(In thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$162,223	$193,888
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,405	27,827
Stock-based compensation	9,017	17,758
Provision for doubtful accounts	87	2,202
Other	10,331	8,536
Changes in operating assets and liabilities:
Accounts receivable	(10,660)	37,673
Inventories	(6,354)	(323,449)
Accounts payable	(23,145)	98,556
Income taxes	(24,064)	(11,682)
Accrued liabilities	(10,170)	(33,473)
Other assets and liabilities	12,856	(5,107)
Cash provided by operating activities	147,526	12,729
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(21,553)	(13,091)
Capitalized computer software	(8,940)	(7,633)
Other	(837)	(990)
Cash used by investing activities	(31,330)	(21,714)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	288,000	76,000
Repayments under revolving credit facility	(288,000)	(36,000)
Repayments of term loan	(7,500)	—
Repurchases of Common Stock	—	(62,494)
Dividends paid	(80,719)	(77,021)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(2,506)	(12,643)
Other	(7,297)	7,002
Cash used by financing activities	(98,022)	(105,156)
Effect of foreign currency rate changes on cash and cash equivalents	475	(13,128)
Net change in cash and cash equivalents	18,649	(127,269)
Cash and cash equivalents – beginning of period	59,179	185,322
Cash and cash equivalents – end of period	$77,828	$58,053
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2022	55,517	$—	$243,696	$86,726	$(79,665)	$250,757
Net income	—	—	—	66,296	—	66,296
Stock-based compensation, net	417	—	7,412	(10,029)	—	(2,617)
Other comprehensive income	—	—	—	—	11,660	11,660
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,808)	—	(26,808)
Balance, March 2023	55,934	$—	$251,108	$116,185	$(68,005)	$299,288
Net income	—	—	—	36,396	—	36,396
Stock-based compensation, net	176	—	7,241	(638)	—	6,603
Other comprehensive income	—	—	—	—	7,912	7,912
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,948)	—	(26,948)
Balance, June 2023	56,110	$—	$258,349	$124,995	$(60,093)	$323,251
Net income	—	—	—	59,531	—	59,531
Stock-based compensation, net	64	—	3,617	(1,072)	—	2,545
Other comprehensive loss	—	—	—	—	(10,740)	(10,740)
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,963)	—	(26,963)
Balance, September 2023	56,174	$—	$261,966	$156,491	$(70,833)	$347,624

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2021	56,381	$—	$218,259	$22,635	$(92,756)	$148,138
Net income	—	—	—	80,810	—	80,810
Stock-based compensation, net	387	—	6,462	(11,833)	—	(5,371)
Other comprehensive income	—	—	—	—	9,059	9,059
Dividends on Common Stock ($0.46 per share)	—	—	—	(26,033)	—	(26,033)
Repurchases of Common Stock	(492)	—	—	(22,513)	—	(22,513)
Balance, March 2022	56,276	$—	$224,721	$43,066	$(83,697)	$184,090
Net income	—	—	—	61,995	—	61,995
Stock-based compensation, net	109	—	7,320	(500)	—	6,820
Other comprehensive loss	—	—	—	—	(8,260)	(8,260)
Dividends on Common Stock ($0.46 per share)	—	—	—	(25,475)	—	(25,475)
Repurchases of Common Stock	(1,003)	—	—	(39,981)	—	(39,981)
Balance, June 2022	55,382	$—	$232,041	$39,105	$(91,957)	$179,189
Net income	—	—	—	51,083	—	51,083
Stock-based compensation, net	83	—	5,893	(2,227)	—	3,666
Other comprehensive loss	—	—	—	—	(326)	(326)
Dividends on Common Stock ($0.46 per share)	—	—	—	(25,513)	—	(25,513)
Balance, September 2022	55,465	$—	$237,934	$62,448	$(92,283)	$208,099
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending December 30, 2023 ("fiscal 2023"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended September 2023, December 2022 and September 2022 correspond to the fiscal periods ended September 30, 2023, December 31, 2022 and October 1, 2022, respectively.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, fluctuating foreign currency exchange rates and uncertainty in global credit and banking markets, as well as global supply chain issues, labor challenges and uneven economic recovery following the COVID-19 pandemic, especially in China, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, the conflict between Russia and Ukraine, as well as the conflict in Israel, are causing disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 7 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and nine months ended September 2023 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2023. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 1, 2023 ("2022 Annual Report on Form 10-K").
Out-of-Period Adjustment
During the three months ended September 2023, management identified inaccuracies in processing certain transactions with U.S. Customs and Border Protection ("U.S. Customs") arising from the implementation of the Company's enterprise resource planning system, which resulted in underpayment of duties owed to U.S. Customs for the 2021 to 2023 periods. Accordingly, the Company recorded a $13.1 million adjustment in the current period within "cost of goods sold" for additional duty expense related to prior periods. The Company concluded that the out-of-period adjustment was not material to the consolidated financial statements for the current interim period or to any previously reported annual or interim periods.
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

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — REVENUES
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography. Revenues from licensing arrangements are included within the U.S. or Non-U.S. Wholesale channels, based on the respective region where the licensee sells the product. Direct-to-Consumer revenues include sales from company-operated Wrangler® and Lee® branded full-price and outlet stores, online and international concession arrangements.
Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended September 2023

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$355,608	$103,564	$1,799	$460,971
Non-U.S. Wholesale	53,644	71,433	—	125,077
Direct-to-Consumer	35,287	33,030	175	68,492
Total	$444,539	$208,027	$1,974	$654,540

Geographic revenues
U.S.	$385,501	$118,352	$1,974	$505,827
International	59,038	89,675	—	148,713
Total	$444,539	$208,027	$1,974	$654,540

	Three Months Ended September 2022

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$324,564	$84,122	$1,771	$410,457
Non-U.S. Wholesale	50,448	81,682	28	132,158
Direct-to-Consumer	31,149	32,661	96	63,906
Total	$406,161	$198,465	$1,895	$606,521

Geographic revenues
U.S.	$351,624	$98,862	$1,867	$452,353
International	54,537	99,603	28	154,168
Total	$406,161	$198,465	$1,895	$606,521

	Nine Months Ended September 2023

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$1,048,491	$337,081	$7,393	$1,392,965
Non-U.S. Wholesale	143,667	188,670	10	332,347
Direct-to-Consumer	101,013	110,933	414	212,360
Total	$1,293,171	$636,684	$7,817	$1,937,672

Geographic revenues
U.S.	$1,132,741	$382,290	$7,807	$1,522,838
International	160,430	254,394	10	414,834
Total	$1,293,171	$636,684	$7,817	$1,937,672

9 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 2022

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,003,753	$341,125	$6,425	$1,351,303
Non-U.S. Wholesale	143,724	212,591	903	357,218
Direct-to-Consumer	89,051	102,022	242	191,315
Total	$1,236,528	$655,738	$7,570	$1,899,836

Geographic revenues
U.S.	$1,078,998	$384,035	$6,667	$1,469,700
International	157,530	271,703	903	430,136
Total	$1,236,528	$655,738	$7,570	$1,899,836
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	September 2023	December 2022	September 2022
Accounts receivable, net	$236,816	$225,858	$234,569
Contract assets (a)	8,704	5,050	6,599
Contract liabilities (b)	1,348	1,057	919
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued liabilities" in the Company's balance sheets.
For the three and nine months ended September 2023 and September 2022, no significant revenue was recognized that was included in contract liabilities as of December 2022 and December 2021, respectively. For the three and nine months ended September 2023, no significant revenue was recognized from performance obligations satisfied, or partially satisfied, in prior periods. As of September 2023, the Company has contractual rights under its licensing agreements to receive $62.1 million of fixed consideration related to the future minimum guarantees through December 2028.

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

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended September		Nine Months Ended September

(In thousands)	2023	2022	2023	2022
Segment revenues:
Wrangler	$444,539	$406,161	$1,293,171	$1,236,528
Lee	208,027	198,465	636,684	655,738
Total reportable segment revenues	652,566	604,626	1,929,855	1,892,266
Other revenues	1,974	1,895	7,817	7,570
Total net revenues	$654,540	$606,521	$1,937,672	$1,899,836
Segment profit:
Wrangler	$81,556	$75,597	$223,639	$226,049
Lee	20,735	26,703	77,473	101,837
Total reportable segment profit	$102,291	$102,300	$301,112	$327,886
Corporate and other expenses	(20,091)	(28,775)	(65,815)	(60,774)
Interest expense	(10,454)	(8,858)	(30,390)	(25,115)
Interest income	964	263	2,074	1,028
Loss related to other revenues	(482)	(678)	(611)	(267)
Income before income taxes	$72,228	$64,252	$206,370	$242,758

NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

	Nine Months Ended September

(In thousands)	2023	2022
Balance, December	$9,918	$11,705
Increase in provision for expected credit losses	87	2,116
Accounts receivable balances written off	(1,247)	(1,069)
Other (1)	(105)	(1,197)
Balance, September	$8,653	$11,555
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
During the nine months ended September 2023 and September 2022, the Company sold total trade accounts receivable of $1,023.5 million and $1,016.0 million, respectively. As of September 2023, December 2022 and September 2022, $216.2 million, $246.0 million and $197.8 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $3.0 million and $9.1 million for the three and nine months ended September 2023, respectively, and $1.4 million and $3.0 million for the three and nine months ended September 2022, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

11 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	September 2023	December 2022	September 2022
Finished products	$526,633	$509,554	$584,480
Work-in-process	34,325	34,316	37,823
Raw materials	44,276	52,966	55,904
Total inventories	$605,234	$596,836	$678,207

NOTE 6 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. Participation in an SCF program is based on terms and conditions negotiated directly between the suppliers and the financial institutions. The Company agrees to commercial terms with suppliers independent of their participation in an SCF program, and thus their participation has no impact on our payment terms. The Company is not a party to the agreements between our suppliers and the financial institutions, and has no economic interest in our suppliers' decision to participate in an SCF program. Suppliers who participate in an SCF program have sole discretion to determine which invoices, if any, are to be sold to the financial institutions. All amounts payable to suppliers who participate in SCF programs are included within "accounts payable" in the Company's balance sheets, and the Company's associated payments are included in operating activities in the Company's statements of cash flows. At September 2023, December 2022 and September 2022, accounts payable included total outstanding balances of $21.9 million, $24.7 million and $21.0 million, respectively, due to suppliers that participate in the SCF programs.

NOTE 7 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At September 2023, December 2022 and September 2022, the Company had $23.7 million, $24.8 million and $24.3 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There was no outstanding balance under these arrangements at September 2023, and $7.1 million and $6.9 million of outstanding balances at December 2022 and September 2022, respectively. In addition, short-term borrowings included other debt of $0.2 million at both December 2022 and September 2022, with no balance remaining at September 2023.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	September 2023	December 2022	September 2022
Revolving Credit Facility	$—	$—	$40,000
Term Loan A	390,849	397,954	397,822
4.125% Notes, due 2029	395,246	394,665	394,471
Total long-term debt	786,095	792,619	832,293
Less: current portion	(17,500)	(10,000)	(7,500)
Long-term debt, due beyond one year	$768,595	$782,619	$824,793
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

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Term Loan A had an outstanding principal amount of $392.5 million at September 2023, and $400.0 million at both December 2022 and September 2022, which is reported net of unamortized deferred financing costs. As of September 2023, interest expense on Term Loan A was being recorded at an effective annual interest rate of 4.4%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of September 2023, the Company had no outstanding borrowings under the Revolving Credit Facility and $11.7 million of outstanding standby letters of credit issued on behalf of the Company, leaving $488.3 million available for borrowing against this facility.
The interest rate per annum applicable to the Credit Agreement is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of September 2023, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
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
The Notes had an outstanding principal amount of $400.0 million at September 2023, December 2022 and September 2022, which is reported net of unamortized deferred financing costs. As of September 2023, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture governing the Notes contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of September 2023, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
Refer to Note 10 in the Company's 2022 Annual Report on Form 10-K for additional information regarding the Company’s debt obligations.
Total cash paid for interest was $23.5 million and $18.7 million during the nine months ended September 2023 and September 2022, respectively.

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

13 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

September 2023
Financial assets:
Cash equivalents:
Money market funds	$53,655	$53,655	$—	$—
Time deposits	2,286	2,286	—	—
Foreign currency exchange contracts	19,731	—	19,731	—
Interest rate swap agreements	6,067	—	6,067	—
Investment securities	44,841	44,841	—	—
Financial liabilities:
Foreign currency exchange contracts	1,774	—	1,774	—
Deferred compensation	46,799	—	46,799	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2022
Financial assets:
Cash equivalents:
Money market funds	$20,097	$20,097	$—	$—
Time deposits	2,194	2,194	—	—
Foreign currency exchange contracts	15,565	—	15,565	—
Interest rate swap agreements	11,357	—	11,357	—
Investment securities	43,131	43,131	—	—
Financial liabilities:
Foreign currency exchange contracts	2,307	—	2,307	—
Deferred compensation	44,589	—	44,589	—
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
Additionally, at September 2023, the carrying value of the Company's long-term debt was $786.1 million compared to a fair value of $720.5 million. At December 2022, the carrying value of the Company's long-term debt was $792.6 million compared to a fair value of $718.0 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At September 2023 and December 2022, their carrying values approximated fair value due to the short-term nature of these instruments.

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $339.9 million at September 2023, $322.3 million at December 2022 and $292.8 million at September 2022, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $300.0 million at September 2023, December 2022 and September 2022. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationships. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it would discontinue hedge accounting for the hedging relationship. All designated hedging relationships were determined to be highly effective as of September 2023.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	September	December	September	September	December	September
(In thousands)	2023	2022	2022	2023	2022	2022

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$19,717	$15,565	$21,329	$(1,737)	$(2,307)	$(186)
Interest rate swap agreements	6,067	11,357	11,494	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	14	—	30	(37)	—	—
Total derivatives	$25,798	$26,922	$32,853	$(1,774)	$(2,307)	$(186)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	September 2023		December 2022		September 2022

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$25,798	$(1,774)	$26,922	$(2,307)	$32,853	$(186)
Gross amounts not offset in the balance sheet	(1,774)	1,774	(1,629)	1,629	(186)	186
Net amounts	$24,024	$—	$25,293	$(678)	$32,667	$—

15 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	September 2023	December 2022	September 2022
Prepaid expenses and other current assets	$24,220	$14,183	$18,523
Accrued liabilities	(1,442)	(1,218)	(134)
Other assets	1,578	12,739	14,330
Other liabilities	(332)	(1,089)	(52)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended September		Nine Months Ended September

Cash Flow Hedging Relationships	2023	2022	2023	2022
Foreign currency exchange contracts	$5,700	$12,414	$23,829	$26,654
Interest rate swap agreements	202	5,327	1,910	15,881
Total	$5,902	$17,741	$25,739	$42,535

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended September		Nine Months Ended September

Location of Gain (Loss)	2023	2022	2023	2022
Net revenues	$(37)	$(401)	$(270)	$(794)
Cost of goods sold	7,095	4,228	17,343	8,954
Other expense, net	128	168	424	67
Interest expense	2,664	346	7,200	(1,665)
Total	$9,850	$4,341	$24,697	$6,562

Other Derivative Information
Any contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings. There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships or changes in the fair values of derivative contracts not designated as hedges during the three and nine months ended September 2023 and September 2022.
At September 2023, AOCL included $27.1 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	September 2023	December 2022	September 2022
Foreign currency translation	$(101,526)	$(107,462)	$(121,582)
Defined benefit pension plans	2,136	2,243	(2,160)
Derivative financial instruments	28,557	25,554	31,459
Accumulated other comprehensive loss	$(70,833)	$(79,665)	$(92,283)

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended September 2023
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, June 2023	$(94,610)	$2,173	$32,344	$(60,093)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(6,916)	—	5,176	(1,740)
Reclassifications to net income of previously deferred (gains) losses	—	(37)	(8,963)	(9,000)
Net other comprehensive income (loss)	(6,916)	(37)	(3,787)	(10,740)
Balance, September 2023	$(101,526)	$2,136	$28,557	$(70,833)

	Three Months Ended September 2022
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2022	$(110,014)	$(2,166)	$20,223	$(91,957)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(11,568)	—	15,078	3,510
Reclassifications to net income of previously deferred (gains) losses	—	6	(3,842)	(3,836)
Net other comprehensive income (loss)	(11,568)	6	11,236	(326)
Balance, September 2022	$(121,582)	$(2,160)	$31,459	$(92,283)

	Nine Months Ended September 2023
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2022	$(107,462)	$2,243	$25,554	$(79,665)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	5,936	—	24,910	30,846
Reclassifications to net income of previously deferred (gains) losses	—	(107)	(21,907)	(22,014)
Net other comprehensive income (loss)	5,936	(107)	3,003	8,832
Balance, September 2023	$(101,526)	$2,136	$28,557	$(70,833)

	Nine Months Ended September 2022
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2021	$(93,125)	$(2,177)	$2,546	$(92,756)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(28,457)	—	35,444	6,987
Reclassifications to net income of previously deferred (gains) losses	—	17	(6,531)	(6,514)
Net other comprehensive income (loss)	(28,457)	17	28,913	473
Balance, September 2022	$(121,582)	$(2,160)	$31,459	$(92,283)

17 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended September		Nine Months Ended September
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2023	2022	2023	2022
Defined benefit pension plans:
Net change in deferred gains (losses) during the period	Selling, general and administrative expenses	$49	$(8)	$142	$(23)
Total before tax		49	(8)	142	(23)
Income taxes	Income taxes	(12)	2	(35)	6
Net of tax		37	(6)	107	(17)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(37)	$(401)	$(270)	$(794)
Foreign currency exchange contracts	Cost of goods sold	7,095	4,228	17,343	8,954
Foreign currency exchange contracts	Other expense, net	128	168	424	67
Interest rate swap agreements	Interest expense	2,664	346	7,200	(1,665)
Total before tax		9,850	4,341	24,697	6,562
Income taxes	Income taxes	(887)	(499)	(2,790)	(31)
Net of tax		8,963	3,842	21,907	6,531
Total reclassifications for the period, net of tax		$9,000	$3,836	$22,014	$6,514

NOTE 11 — INCOME TAXES
The effective income tax rate for the nine months ended September 2023 was 21.4% compared to 20.1% in the 2022 period. The nine months ended September 2023 included a net discrete tax expense primarily related to the remeasurement of deferred tax assets associated with a tax holiday from local income taxes in a foreign jurisdiction. The net discrete tax expense for the nine months ended September 2023 increased the effective income tax rate by 2.4%. The nine months ended September 2022 included a net discrete tax expense primarily related to the revaluation of deferred tax balances due to a change in tax jurisdiction, partially offset by benefits from stock-based compensation. The net discrete tax expense for the nine months ended September 2022 increased the effective income tax rate by 0.7%. The effective tax rate without discrete items for the nine months ended September 2023 was 19.0% compared to 19.4% in the 2022 period. The decrease was primarily due to changes in our jurisdictional mix of earnings.
During the nine months ended September 2023, the amount of net unrecognized tax benefits and associated interest increased by $0.8 million to $15.8 million. Management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $2.5 million within the next 12 fiscal months due to expiration of statutes of limitations, which would reduce income tax expense.

NOTE 12 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2023	2022	2023	2022
Net income	$59,531	$51,083	$162,223	$193,888
Basic weighted average shares outstanding	56,151	55,428	55,962	55,830
Dilutive effect of stock-based awards	805	1,122	952	1,230
Diluted weighted average shares outstanding	56,956	56,550	56,914	57,060
Earnings per share:
Basic earnings per common share	$1.06	$0.92	$2.90	$3.47
Diluted earnings per common share	$1.05	$0.90	$2.85	$3.40

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
For the three and nine months ended September 2023 and September 2022, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For both the three and nine months ended September 2023, a total of 0.6 million shares of performance-based restricted stock units ("PRSUs") were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For the three and nine months ended September 2022, a total of 0.4 million and 0.3 million shares, respectively, of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 13 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2033. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Nine Months Ended September

(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$23,375	$22,608
Right-of-use operating assets obtained in exchange for new operating leases - non-cash activity	$13,316	$12,780

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
Of the $7.8 million of restructuring charges recognized during the nine months ended September 2023, $5.4 million were reflected within "selling, general and administrative expenses" and $2.4 million were reflected within "cost of goods sold." All of the $13.7 million of restructuring charges recognized during the three and nine months ended September 2022 were reflected within "selling, general and administrative expenses."
All of the $2.2 million restructuring accrual reported in the Company's balance sheet at September 2023 is expected to be paid out within the next 12 months and was classified within "accrued liabilities." All of the $10.7 million restructuring accrual reported in the Company's balance sheet at December 2022 was classified within "accrued liabilities."
The following table presents the components of restructuring charges:

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2023	2022	2023	2022
Severance and employee-related benefits	$—	$13,688	$6,614	$13,688
Other	—	—	1,182	—
Total restructuring charges	$—	$13,688	$7,796	$13,688
The following table presents the restructuring costs by business segment:

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2023	2022	2023	2022
Wrangler	$—	$—	$995	$—
Lee	—	—	187	—
Corporate and other	—	13,688	6,614	13,688
Total	$—	$13,688	$7,796	$13,688

19 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents activity in the restructuring accrual for the nine-month period ended September 2023:

(In thousands)	Total

Accrual at December 2022	$10,695
Charges	6,614
Cash payments	(15,018)
Adjustments to accruals	(266)
Currency translation	219
Balance, September 2023	$2,244

NOTE 15 — SUBSEQUENT EVENT
On October 26, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of the Company's Common Stock. The cash dividend will be payable on December 18, 2023, to shareholders of record at the close of business on December 8, 2023.

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 20

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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending December 30, 2023 ("fiscal 2023"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended September 2023, December 2022 and September 2022 correspond to the fiscal periods ended September 30, 2023, December 31, 2022 and October 1, 2022, respectively.
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
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, fluctuating foreign currency exchange rates and uncertainty in global credit and banking markets, as well as global supply chain issues, labor challenges and uneven economic recovery following the COVID-19 pandemic, especially in China, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, the conflict between Russia and Ukraine, as well as the conflict in Israel, are causing disruption in the surrounding areas and greater uncertainty in the global economy.
Inflationary pressures have moderated in recent quarters, but continued to impact us in most jurisdictions where we operate, primarily due to higher costs to manufacture, source and distribute our products. Additionally, global interest rates have continued to increase in 2023. These macroeconomic factors have contributed to reduced consumer discretionary spending as well as retailer actions to manage inventory levels, which has impacted our operations during the nine months ended 2023.
Many of the global supply chain disruptions seen in 2022 were less prevalent during 2023. Accordingly, we have been able to minimize usage and higher costs associated with air freight. However, inflation in product and input costs experienced in recent quarters, although moderating, continued to impact our financial results during 2023 as we sold through the higher cost products.
We experienced store closures, disruptions in distribution and restrictions on consumer mobility in certain regions of China through the first three quarters of 2022 due to COVID-19 and related restrictions, which had a significant impact on prior year sales and operations in APAC. China lifted its zero-tolerance lockdowns and restrictions during the fourth quarter of 2022, and we continue to work with our retail partners to manage inventory levels. However, consumer behavior and the broader economy have not yet fully normalized, which had an impact on our sales in APAC during the nine months ended 2023.
While we anticipate continued uncertainty related to the macroeconomic environment during the fourth quarter of 2023 and future periods, we believe we are appropriately positioned to successfully manage through known operational challenges. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.

21 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

Business Overview
We continue to execute on our Horizon 2 multi-year strategic vision, "Catalyzing Growth," which outlines four growth catalysts: (i) expansion of our core U.S. Wholesale business, (ii) category extensions such as outdoor, workwear and t-shirts, (iii) geographic expansion of our Wrangler® and Lee® brands, most notably in the APAC region, and (iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world.
We incurred costs during the second quarter of 2023 to drive efficiencies in our operations, which included reducing our global workforce, streamlining and transferring select production within our internal manufacturing network and globalizing our operating model. Beginning in the third quarter of 2022, we incurred charges, primarily related to severance and employee-related benefits, to globalize our operating model and relocate our European headquarters to Geneva, Switzerland. Refer to Note 14 to the Company's financial statements for additional information related to restructuring charges.
During the three months ended September 2023, management identified inaccuracies in processing certain transactions with U.S. Customs and Border Protection ("U.S. Customs") arising from the implementation of the Company's enterprise resource planning system, which resulted in underpayment of duties owed to U.S. Customs for the 2021 to 2023 periods. Accordingly, the Company recorded a $13.1 million adjustment in the current period within "cost of goods sold" for additional duty expense related to prior periods. The Company concluded that the out-of-period adjustment was not material to the consolidated financial statements for the current interim period or to any previously reported annual or interim periods.
In addition to continued organic investments in our brands and capabilities, the options in our capital allocation strategy are to (i) pay down debt, (ii) provide for a superior dividend payout, (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.

THIRD QUARTER OF FISCAL 2023 SUMMARY
•Net revenues increased 8% to $654.5 million compared to the three months ended September 2022, driven by growth in the U.S. Wholesale and Direct-to-Consumer channels, partially offset by a decline in the Non-U.S. Wholesale channel as discussed below.
•U.S. Wholesale revenues increased 12% compared to the three months ended September 2022, driven by category expansion and increases in our digital wholesale business. U.S. Wholesale revenues represented 71% of total revenues in the current period.
•Non-U.S. Wholesale revenues decreased 5% compared to the three months ended September 2022, driven by a decline in APAC due to China's uneven economic recovery following COVID-19 policy changes, partially offset by growth in Canada wholesale and a 5% favorable impact from foreign currency. Non-U.S. Wholesale revenues represented 19% of total revenues in the current period.
•Direct-to-Consumer revenues increased 7% on a global basis compared to the three months ended September 2022, due to growth in our e-commerce sites and an increase in retail store sales. Direct-to-Consumer revenues represented 10% of total revenues in the current period.
•Gross margin decreased 200 basis points to 41.5% compared to the three months ended September 2022, attributable to the aforementioned adjustment for duty expense related to prior periods, higher inventory costs due to inflationary pressures on product and input costs in recent quarters, proactive inventory management actions and unfavorable geographic mix. These decreases were partially offset by benefits from strategic pricing, lower provisions for inventory losses, reduced use of air freight and favorable channel mix.
•Selling, general & administrative expenses as a percentage of net revenues decreased to 28.4% compared to 31.2% for the three months ended September 2022, driven by lower restructuring charges in EMEA and reductions in discretionary expenses in response to macroeconomic conditions. These decreases were partially offset by increased costs related to demand creation and distribution, as well as increased compensation-related expense and continued strategic investments in our direct-to-consumer business.
•Net income was $59.5 million compared to $51.1 million for the three months ended September 2022, due to the results discussed above.
•Diluted earnings per share was $1.05 in the third quarter, compared to $0.90 in the same period last year, due to the results discussed above.

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 22

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Three Months Ended September		Nine Months Ended September

(Dollars in thousands)	2023	2022	2023	2022
Net revenues	$654,540	$606,521	$1,937,672	$1,899,836
Gross profit (net revenues less cost of goods sold)	$271,465	$264,061	$808,427	$835,646
As a percentage of total net revenues	41.5%	43.5%	41.7%	44.0%
Selling, general and administrative expenses	$185,983	$188,995	$564,599	$563,614
As a percentage of total net revenues	28.4%	31.2%	29.1%	29.7%
Operating income	$85,482	$75,066	$243,828	$272,032
As a percentage of total net revenues	13.1%	12.4%	12.6%	14.3%
Additionally, the following table presents a summary of the changes in net revenues for the three and nine months ended September 2023 as compared to September 2022:

(In millions)	Three Months Ended September	Nine Months Ended September

Net revenues — 2022	$606.5	$1,899.8
Operations	41.4	38.0
Impact of foreign currency	6.6	(0.1)
Net revenues — 2023	$654.5	$1,937.7
Three Months Ended September 2023 Compared to the Three Months Ended September 2022
Net revenues increased 8%, driven by growth in the U.S. primarily attributable to category expansion and increases in our U.S. digital wholesale business. Additionally, net revenues reflected growth in our U.S. and EMEA direct-to-consumer businesses. These increases were partially offset by a decline in APAC, as China's uneven economic recovery following COVID-19 policy changes negatively impacted our wholesale business.
Additional details on changes in net revenues for the three months ended September 2023 as compared to September 2022 are provided in the section titled “Information by Business Segment.”
Gross margin decreased 200 basis points, attributable to duty expense related to prior periods, higher inventory costs due to inflationary pressures on product and input costs in recent quarters, proactive inventory management actions and unfavorable geographic mix. These decreases were partially offset by benefits from strategic pricing, lower provisions for inventory losses, reduced use of air freight and favorable channel mix.
Selling, general and administrative expenses as a percentage of net revenues decreased to 28.4% compared to 31.2% in the prior period, driven by lower restructuring charges in EMEA and reductions in discretionary expenses in response to macroeconomic conditions. These decreases were partially offset by increased costs related to demand creation and distribution, as well as increased compensation-related expense and continued strategic investments in our direct-to-consumer business.

23 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

Nine Months Ended September 2023 Compared to the Nine Months Ended September 2022
Net revenues increased 2%, due to growth in the U.S. primarily attributable to category expansion, increases in our U.S. digital wholesale business and growth in our U.S. owned e-commerce sites. Increases were also due to higher retail store sales as well as growth in our Non-U.S. Americas business, driven by higher sales in Canada. These increases were partially offset by a decline in APAC, driven by decreases in wholesale revenues due to China's uneven economic recovery following COVID-19 policy changes and a 5% unfavorable impact from foreign currency, and a decline in EMEA attributable to a decrease in our digital wholesale business.
Additional details on changes in net revenues for the nine months ended September 2023 as compared to September 2022 are provided in the section titled “Information by Business Segment.”
Gross margin decreased 230 basis points, resulting from higher inventory costs due to inflationary pressures on product and input costs in recent quarters, duty expense related to prior periods, unfavorable product mix and proactive inventory management actions. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.
Selling, general and administrative expenses as a percentage of net revenues decreased to 29.1% compared to 29.7% in the prior period, driven by lower restructuring charges in EMEA and lower compensation-related expense. These decreases were partially offset by costs related to a current year reduction in our global workforce, which were $5.4 million (0.3% of total net revenues) for the nine months ended September 2023, and continued strategic investments in our direct-to-consumer business.
The effective income tax rate for the nine months ended September 2023 was 21.4% compared to 20.1% in the 2022 period. The nine months ended September 2023 included a net discrete tax expense primarily related to the remeasurement of deferred tax assets associated with a tax holiday from local income taxes in a foreign jurisdiction. The net discrete tax expense for the nine months ended September 2023 increased the effective income tax rate by 2.4%. The nine months ended September 2022 included a net discrete tax expense primarily related to the revaluation of deferred tax balances due to a change in tax jurisdiction, partially offset by benefits from stock-based compensation. The net discrete tax expense for the nine months ended September 2022 increased the effective income tax rate by 0.7%. The effective tax rate without discrete items for the nine months ended September 2023 was 19.0% compared to 19.4% in the 2022 period. The decrease was primarily due to changes in our jurisdictional mix of earnings.

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 24

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
The following tables present a summary of the changes in segment revenues and segment profit for the three and nine months ended September 2023 as compared to the three and nine months ended September 2022:
Segment Revenues:

	Three Months Ended September
(In millions)	Wrangler	Lee	Total
Segment revenues — 2022	$406.2	$198.5	$604.6
Operations	35.1	6.2	41.4
Impact of foreign currency	3.2	3.4	6.6
Segment revenues — 2023	$444.5	$208.0	$652.6

	Nine Months Ended September
(In millions)	Wrangler	Lee	Total
Segment revenues — 2022	$1,236.5	$655.7	$1,892.3
Operations	55.7	(17.9)	37.7
Impact of foreign currency	1.0	(1.1)	(0.1)
Segment revenues — 2023	$1,293.2	$636.7	$1,929.9
Segment Profit:

	Three Months Ended September
(In millions)	Wrangler	Lee	Total
Segment profit — 2022	$75.6	$26.7	$102.3
Operations	5.6	(6.2)	(0.6)
Impact of foreign currency	0.4	0.2	0.6
Segment profit — 2023	$81.6	$20.7	$102.3

	Nine Months Ended September
(In millions)	Wrangler	Lee	Total
Segment profit — 2022	$226.0	$101.8	$327.9
Operations	(2.7)	(22.7)	(25.4)
Impact of foreign currency	0.3	(1.6)	(1.4)
Segment profit — 2023	$223.6	$77.5	$301.1

25 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Segment revenues	$444.5	$406.2	9.4%	$1,293.2	$1,236.5	4.6%
Segment profit	$81.6	$75.6	7.9%	$223.6	$226.0	(1.1)%
Operating margin	18.3%	18.6%		17.3%	18.3%
Three Months Ended September 2023 Compared to the Three Months Ended September 2022
Global revenues for the Wrangler® brand increased 9%, due to growth in all channels.
•Revenues in the Americas region increased 10%, primarily due to growth in the U.S. wholesale channel including an increase in our digital wholesale business, as well as growth in our direct-to-consumer business. The U.S. direct-to-consumer business increased 10%, resulting from growth in our owned e-commerce sites and an increase in retail store sales. Non-U.S. Americas wholesale revenues increased 24%, driven by higher sales in Canada and a 2% favorable impact from foreign currency.
•Revenues in the APAC region decreased 40%, driven by a decrease in our wholesale business, partially offset by a 2% favorable impact from foreign currency.
•Revenues in the EMEA region increased 3%, resulting from a 9% favorable impact from foreign currency and growth in our direct-to-consumer business, partially offset by a decline in our digital wholesale business.
Operating margin decreased to 18.3%, compared to 18.6% for the 2022 period, driven by duty expense related to prior periods, higher inventory costs due to inflationary pressures on product and input costs in recent quarters, proactive inventory management actions, increased costs related to demand creation and distribution and increased compensation-related expense. These decreases were partially offset by benefits from strategic pricing, lower provisions for inventory losses, favorable channel and product mix and reduced use of air freight.
Nine Months Ended September 2023 Compared to the Nine Months Ended September 2022
Global revenues for the Wrangler® brand increased 5%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels.
•Revenues in the Americas region increased 5%, primarily due to growth in the U.S. wholesale and direct-to-consumer businesses. The U.S. direct-to-consumer business increased 12%, resulting from growth in our owned e-commerce sites and an increase in retail store sales. Non-U.S. Americas wholesale revenues increased 13%, driven by higher sales in Canada.
•Revenues in the APAC region decreased 7%, driven by a decrease in our wholesale business, partially offset by growth in our licensing business.
•Revenues in the EMEA region decreased 5%, primarily due to a decline in our digital wholesale business, partially offset by an increase in retail store sales.
Operating margin decreased to 17.3%, compared to 18.3% for the 2022 period, driven by higher inventory costs due to inflationary pressures on product and input costs in recent quarters, proactive inventory management actions, unfavorable product mix and duty expense related to prior periods. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 26

Lee

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Segment revenues	$208.0	$198.5	4.8%	$636.7	$655.7	(2.9)%
Segment profit	$20.7	$26.7	(22.3)%	$77.5	$101.8	(23.9)%
Operating margin	10.0%	13.5%		12.2%	15.5%
Three Months Ended September 2023 Compared to the Three Months Ended September 2022
Global revenues for the Lee® brand increased 5%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels and a 2% favorable impact from foreign currency, partially offset by a decline in the Non-U.S. Wholesale channel.
•Revenues in the Americas region increased 15%, driven by a 23% increase in the U.S. wholesale channel, including an increase in our digital wholesale business, and a 2% favorable impact from foreign currency. The U.S. direct-to-consumer business remained flat, with growth in our owned e-commerce sites offset by declines in retail store sales.
•Revenues in the APAC region decreased 22%, resulting from decreases in our wholesale and direct-to-consumer businesses in China and a 3% unfavorable impact from foreign currency.
•Revenues in the EMEA region increased 5%, attributable to an 8% favorable impact from foreign currency and growth in retail store sales, partially offset by a decrease in our digital wholesale business.
Operating margin decreased to 10.0%, compared to 13.5% for the 2022 period, driven by higher inventory costs due to inflationary pressures on product and input costs in recent quarters, duty expense related to prior periods, unfavorable product and geographic mix, increased compensation-related expense and proactive inventory management actions. These decreases were partially offset by benefits from strategic pricing.
Nine Months Ended September 2023 Compared to the Nine Months Ended September 2022
Global revenues for the Lee® brand decreased 3%, attributable to declines in both the Non-U.S. and U.S. Wholesale channels, partially offset by growth in the Direct-to-Consumer channel.
•Revenues in the Americas region decreased 1%, with growth in the U.S. direct-to-consumer business offset by a decline in the U.S. wholesale channel. The U.S. direct-to-consumer business increased 5%, resulting from growth in our owned e-commerce sites, partially offset by declines in retail store sales.
•Revenues in the APAC region decreased 14%, driven by decreases in wholesale revenues due to China's uneven economic recovery following COVID-19 policy changes and a 5% unfavorable impact from foreign currency, partially offset by an increase in retail store sales.
•Revenues in the EMEA region remained flat, with growth in our wholesale business and retail store sales offset by a decrease in our digital wholesale business.
Operating margin decreased to 12.2%, compared to 15.5% for the 2022 period, driven by proactive inventory management actions, higher inventory costs due to inflationary pressures on product and input costs in recent quarters, unfavorable product mix and duty expense related to prior periods. These decreases were partially offset by benefits from strategic pricing and reduced use of air freight.

27 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

Other
In addition, we report an "Other" category to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Other revenues	$2.0	$1.9	4.2%	$7.8	$7.6	3.3%
Loss related to other revenues	$(0.5)	$(0.7)	(28.9)%	$(0.6)	$(0.3)	128.8%
Operating margin	(24.4)%	(35.8)%		(7.8)%	(3.5)%

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2023	2022	Percent Change	2023	2022	Percent Change
Total reportable segment profit	$102.3	$102.3	—%	$301.1	$327.9	(8.2)%
Corporate and other expenses	(20.1)	(28.8)	(30.2)%	(65.8)	(60.8)	8.3%
Interest expense	(10.5)	(8.9)	18.0%	(30.4)	(25.1)	21.0%
Interest income	1.0	0.3	266.5%	2.1	1.0	101.8%
Loss related to other revenues	(0.5)	(0.7)	(28.9)%	(0.6)	(0.3)	128.8%
Income before income taxes	$72.2	$64.3	12.4%	$206.4	$242.8	(15.0)%
Three Months Ended September 2023 Compared to the Three Months Ended September 2022
Corporate and other expenses decreased $8.7 million, primarily due to lower restructuring charges in EMEA and reductions in discretionary expenses in response to macroeconomic conditions, partially offset by an increase in compensation-related expense.
Interest expense increased $1.6 million due to higher borrowing rates for long-term debt, partially offset by lower average principal outstanding during the three months ended September 2023 compared to the three months ended September 2022. In addition, interest expense included amounts related to previously unrecognized duty expense (refer to Note 1 to the Company's financial statements for additional information).
Nine Months Ended September 2023 Compared to the Nine Months Ended September 2022
Corporate and other expenses increased $5.0 million, primarily attributable to an increase in compensation-related expense, including $5.4 million of restructuring costs related to a current year reduction in our global workforce, partially offset by lower restructuring charges in EMEA and reductions in discretionary expenses in response to macroeconomic conditions.
Interest expense increased $5.3 million, primarily due to higher borrowing rates for long-term debt during the nine months ended September 2023 compared to the nine months ended September 2022.

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 28

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
As of September 2023, the Company was in compliance with all applicable financial covenants under the Credit Agreement and expects to maintain compliance with the applicable financial covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable financial covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of September 2023.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of September 2023:

(In millions)	September 2023
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$488.3
Cash and cash equivalents	$77.8
(1) Available borrowing capacity under the Revolving Credit Facility is net of $11.7 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At September 2023, the Company had $23.7 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at September 2023.
The Company did not repurchase any shares of Common Stock during the nine months ended September 2023 under its share repurchase program authorized by the Company's Board of Directors. Of the $200.0 million authorized for repurchase under the share repurchase program, $62.0 million remained available for repurchase as of September 2023.
During the nine months ended September 2023, the Company paid $80.7 million of dividends to its shareholders. On October 26, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of the Company's Common Stock. The cash dividend will be payable on December 18, 2023, to shareholders of record at the close of business on December 8, 2023.
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

29 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

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
The following table presents our cash flows during the periods:

	Nine Months Ended September

(In millions)	2023	2022
Cash provided (used) by:
Operating activities	$147.5	$12.7
Investing activities	$(31.3)	$(21.7)
Financing activities	$(98.0)	$(105.2)
Operating Activities
During the nine months ended September 2023, cash provided by operating activities was $147.5 million as compared to cash provided by operating activities of $12.7 million in the prior year period. The increase was primarily driven by favorable changes in inventory, partially offset by unfavorable changes in accounts payable, accounts receivable and net income compared to the prior year period.
Investing Activities
During the nine months ended September 2023, cash used by investing activities increased $9.6 million as compared to the prior year period, primarily due to increases in property, plant and equipment expenditures and capitalized computer software in the current year period.
Financing Activities
During the nine months ended September 2023, cash used by financing activities was $98.0 million as compared to cash used by financing activities of $105.2 million in the prior year period. The change was primarily due to lower repurchases of Common Stock and lower borrowings under the Revolving Credit Facility compared to the prior period.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2022 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2022 that would require the use of funds. As of September 2023, there have been no material changes in the amounts disclosed in the 2022 Annual Report on Form 10-K.

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

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 30

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this report include, but are not limited to: macroeconomic conditions, including inflation, rising interest rates, recessionary concerns, fluctuating foreign currency exchange rates and distress in global credit and banking markets, as well as ongoing global supply chain disruptions, labor challenges, the COVID-19 pandemic and geopolitical events, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company’s business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; reliance on a small number of large customers; the COVID-19 pandemic continues to negatively affect the Company’s business and could continue to result in supply chain disruptions, reduced consumer traffic and purchasing, closed factories and stores, and reduced workforces (including future uncertain effects); intense industry competition; the ability to accurately forecast demand for products; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company’s ability to maintain the images of its brands; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; foreign currency fluctuations; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; the impact of climate change and related legislative and regulatory responses; legal, regulatory, political and economic risks; changes to trade policy, including tariff and import/export regulations; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; the Company maintaining satisfactory credit ratings; restrictions on the Company’s business relating to its debt obligations; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any worsening of the global business and economic environment.
More information on potential factors that could affect the Company's financial results are described in detail in the Company’s 2022 Annual Report on Form 10-K and in other reports and statements that the Company files with the Securities and Exchange Commission ("SEC").

31 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

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

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 32

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Third quarter fiscal 2023	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
July 2 - July 29	—	$—	—	$62,044,756
July 30 - August 26	—	—	—	62,044,756
August 27 - September 30	—	—	—	62,044,756
Total	—	$—	—
(1) The Company has a share repurchase program which authorizes the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION
(c) During the three months ended September 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

33 Kontoor Brands, Inc. Q3 FY23 Form 10-Q

ITEM 6. EXHIBITS

31.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Joseph A. Alkire, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Alkire, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

Kontoor Brands, Inc. Q3 FY23 Form 10-Q 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: November 8, 2023	By:	/s/ Joseph A. Alkire
Joseph A. Alkire
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

35 Kontoor Brands, Inc. Q3 FY23 Form 10-Q