Form 10-K
period 2023-12-30
Kontoor Brands, Inc.
filed 2024-02-28
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐ No  ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,334,000,000 based on the closing price of the registrant's Common Stock on the New York Stock Exchange.
As of February 23, 2024, there were 55,759,632 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference:
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

KONTOOR BRANDS, INC

Table of Contents - Kontoor Brands, Inc. 2023 Form 10-K

PART I
Special Note On Forward-Looking Statements
Kontoor Brands, Inc. (“Kontoor,” the “Company,” “we,” “us,” or “our”) has made statements in this Annual Report on Form 10-K that are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Known or unknown risks, uncertainties and other factors that could cause the actual results of operations or financial condition of Kontoor to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those described in Item 1A. Risk Factors of this Annual Report on Form 10-K, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, and the following: macroeconomic conditions, including inflation, elevated interest rates, recessionary concerns and fluctuating foreign currency exchange rates, as well as continuing global supply chain issues and geopolitical events, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company’s business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; reliance on a small number of large customers; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; intense industry competition; the ability to accurately forecast demand for products; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company’s ability to maintain the images of its brands; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss; ability to properly collect, use, manage and secure consumer and employee data; foreign currency fluctuations; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; legal, regulatory, political and economic risks; changes to trade policy, including tariff and import/export regulations; the impact of climate change and related legislative and regulatory responses; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; the Company maintaining satisfactory credit ratings; restrictions on the Company’s business relating to its debt obligations; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any worsening of the global business and economic environment.
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

Kontoor Brands, Inc. 2023 Form 10-K 1

After our 2024 Annual Meeting of Shareholders, we intend to file with the New York Stock Exchange (“NYSE”) the certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this certification with the NYSE on April 24, 2023.

ITEM 1. BUSINESS.
Overview
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company, with a portfolio led by two of the world’s most iconic consumer brands: Wrangler® and Lee®. The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company’s products are sold in the United States (“U.S.”) through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online, including digital marketplaces. The Company’s products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online, including digital marketplaces.
Kontoor is headquartered in the U.S. with a presence in over 70 countries. Our primary brands, Wrangler® and Lee®, have a combined heritage that spans over 200 years. During 2023, we sold approximately 149 million units of apparel across all brands. We benefit from long-standing relationships with many of our customers who we believe depend on our ability to reliably and timely replenish our high-volume products.
We focus on continuously improving the most important elements of our products, which include fit, fabric, finish and overall construction, while continuing to provide our products to consumers at attractive price points. We leverage innovation and design advancements as well as the unique heritage of our brands to create products that meet our consumers' needs.
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2023, December 2022 and December 2021 correspond to the 52-week fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, elevated interest rates, recessionary concerns and fluctuating foreign currency exchange rates, as well as continuing global supply chain issues and uneven post-pandemic economic recovery in China, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, the conflicts in the Ukraine and Middle East are causing disruption in the surrounding areas and greater uncertainty in the global economy.
Inflationary pressures have moderated throughout 2023, but continued to impact us in most jurisdictions where we operate. Additionally, global interest rates increased in the first half of 2023 and remained elevated through the end of the year. These macroeconomic factors contributed to uncertain consumer spending patterns leading to retailer actions to tightly manage inventory levels, which impacted our results during 2023.
Many of the global supply chain disruptions seen in 2022 were less prevalent during 2023, although recent disruptions to key trade routes, such as the Suez and Panama canals, are expected to have an impact on 2024 operations. In 2023, we were able to minimize usage and higher costs associated with air freight. However, inflation in product and input costs, such as cotton and labor, which began in 2022 and moderated in 2023, continued to impact our 2023 financial results as we sold through the higher cost products. The Company has responded to inflationary pressures by reducing discretionary spend where possible, as well as implementing pricing adjustments on certain products to help offset the impact from higher product costs.
Sales and operations in APAC, particularly China, continue to be impacted by uncertainty in the broader economic conditions and the resulting consumer behavior in the post-pandemic environment.
While we anticipate continued uncertainty related to the macroeconomic environment during 2024, we believe we are appropriately positioned to successfully manage through known operational challenges. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
Corporate Information
Our principal executive offices are located at 400 N. Elm Street, Greensboro, North Carolina 27401 and our telephone number is 336-332-3400. Our website is www.kontoorbrands.com. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
2 Kontoor Brands, Inc. 2023 Form 10-K

Our Competitive Strengths
•Iconic Brands With Significant Global Scale
The Wrangler® and Lee® brands are steeped in rich heritage and authenticity, with 77 years and 135 years of history, respectively, and have an established global presence in the apparel market. Products bearing our brands are sold in more than 70 countries, and we believe they have strong consumer connectivity worldwide. We market our brands and products to highlight their differentiated position and product attributes. We sit at the center of cultural moments and cater broadly to customers through our global and regional licensed collaborations, such as Sandro, STAUD, Mini Rodini, Barbie, Buffalo Trace, ROARINGWILD and Daydreamer, among others, as well as becoming the official jeans of the Dallas Cowboys. We strive to maximize our consumer reach by leveraging each brand’s best practices to drive growth across product categories and expand our overall net revenues and earnings profile.
•Deep Relationships With Leading Brick-and-Mortar and E-Commerce Retailers
We have developed long-term relationships with many leading brick-and-mortar and e-commerce retailers, including Amazon, Kohl’s, Target and Walmart, whom we believe rely on our iconic brands, leading product quality and value, and innovation to address evolving consumer needs in our product categories. We foster close and long-standing relationships with our wholesale customers, having partnered with each of our top three brick-and-mortar wholesale customers for over 30 years and with Amazon for over 15 years. Our rich global heritage across both the Wrangler® and Lee® brands also supports strong positions in growing markets, such as in the U.S. Western specialty channel and with leading retailers in China. By fostering these relationships, we have become an important vendor for many of our customers and have built leading category positions, which in turn supports the availability of our brands to consumers and our ability to introduce new products and categories. We also endeavor to provide sophisticated logistics, planning and merchandising expertise to support our customers, which we believe enables a level of insight that builds more integrated customer relationships.
•Integrated Supply Chain Built to Support Volume and Replenishment
We are continually refining our supply chain to maximize efficiency and reinforce our reputation of reliability with our customers. Through our vertically integrated supply chain, we manufacture, source and distribute a significant quantity of high-volume apparel products that are frequently replenished by our retail partners. Our product procurement and distribution strategies, combined with our internal manufacturing facilities and retail floor space management programs, create increased operating flexibility. Our supply chain is built to support large volumes and to meet customer needs while balancing cost and operational requirements across our U.S. Wholesale, Non-U.S. Wholesale and Direct-to-Consumer channels. Our internal manufacturing facilities are all located in the Western Hemisphere where their proximity to our primary markets enables us to deliver inventory in a consistent and timely manner. We also have established global third-party sourcing and distribution networks that we leverage across product categories and various regions. We currently have three technical service centers located in North Carolina, South China and Bangladesh. We believe our flexible and balanced approach to manufacturing and distribution allows us to better manage our production needs and to support expanded digital distribution. Additionally, we expect to further leverage our global enterprise resource planning (“ERP”) system to deliver global cost savings, reduce complexity in our supply chain, create better inventory management and improve our speed in the market.
•Highly Experienced Management Team and Board of Directors
We have a highly experienced senior management team and Board of Directors that continuously demonstrates an unwavering commitment to our employees, our shareholders and our business. Drawing on deep industry knowledge and diverse perspectives, they have helped navigate our business through unprecedented challenges spurred by a global pandemic, while simultaneously evolving our strategies with agility and flexibility. As we continue our focus on catalyzing growth for our global brands, we believe our management team and Board of Directors will continue to drive the success of our company.
•Resilient Business Model That Delivers Consistent Results
Our business has historically generated consistent margins, strong cash flows and high returns on capital due to our global reach, leading market positions, deep customer relationships, and the vertical integration of our supply chain. We believe we offer high product value and quality to our consumers, who respond to our value proposition by consistently purchasing our products over time. Our strong margin profile combined with our diligent approach to operational excellence and capital management have produced meaningful cash flows. We believe our consistent financial results will provide us with the opportunity to invest in our business and deploy a multi-faceted capital allocation strategy. Despite the macroeconomic pressures faced by the Company in recent years, we have been resilient. We responded with agility to shifting market conditions, continued to produce forward momentum and transitioned to our Horizon 2 strategy discussed below, focusing on cash flow, optionality and revenue and margin growth to drive long-term acceleration.
Our Strategies
Our management team continues to focus on the long-term strategic initiatives we introduced in 2019, when we became a standalone public company.

Kontoor Brands, Inc. 2023 Form 10-K 3

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
•Diversify Our Product Mix Through Category Extensions
We continue to enhance our existing product assortment, broaden our product offering and expand into adjacent product categories, with a focus on outdoor, workwear and t-shirts. Within outdoor, we are bringing to market new product innovation platforms such as collections from Wrangler All Terrain Gear. Within workwear, we are leveraging our strong brand equity and innovation platforms to enter new markets and categories. And in t‑shirts, we are focusing our efforts across logo, lifestyle and licensed/collaboration content. We continue to diversify our assortment in both brands, including product extensions such as non-denim bottoms and female categories. Successful execution of our product expansion strategies should broaden the appeal of our brands and products to new consumers and ultimately drive the overall net revenues of the business.
•Expand Our Reach Around the Globe
We continue to pursue opportunities to expand the international distribution of our products with new and existing customers. We are leveraging relationships with licensees to broaden our distribution, such as opening Wrangler® and Lee® branded flagship stores in India. In Europe, we are refining our strategy to become more consumer-centric in addressing how and where our customers want to purchase our products. To support our growth initiatives, we globalized our operating model and relocated our European headquarters to Geneva, Switzerland. Wrangler®, which is currently approximately 90% U.S. domestic, has many international growth opportunities, particularly in China and Europe.
•Elevate Our Direct Connection With Consumers Through Channel Expansion
We are leveraging our leading brand positions to increase our digital penetration with our own e‑commerce websites as well as major global retail partners, as we continue to evolve our digital ecosystem. We also continue to focus on our brick-and-mortar strategy. For example, in the U.S. we are optimizing the location and footprint of our stores and elevating the customer experience. In Asia, we launched a retail excellence initiative with reformatted stores, improved point-of-sale technologies and enhanced assortments. In Europe, we are refining our brick-and-mortar strategy by leveraging best practices from our Asia market and continuing to invest in our digital platform. We are making progress towards these objectives through investments in advanced data analytics capabilities and unlocking new value through our global ERP infrastructure. In addition, we are stepping up our investment in accretive enablers, such as product and design, innovation, supply chain, talent and culture and demand creation.
Our Business Segment Information
Our two reportable segments are Wrangler® and Lee®, which primarily include sales of branded products, along with various sub-brands and collections. In addition, we present an Other category for purposes of reconciliation of reportable segment net revenues and profits to the Company's consolidated operating results, but the Other category is not considered a reportable segment. See below for additional information on the brands, channels of distribution and geographies included in each segment.
•Wrangler
Wrangler® is an iconic American heritage brand rooted in the western lifestyle, with 77 years of history offering denim, apparel and accessories for adults and children. We offer multiple sub-brands and collections within the Wrangler® brand to target specific consumer demographics and consumer end-users, including: 20X®, Aura from the Women at Wrangler®, Cowboy Cut®, Premium Patch®, Riggs Workwear®, Rock 47®, Rustler®, Wrangler Retro®, Wrangler Rugged Wear® and Wrangler All Terrain Gear.
•Lee
Lee® is an iconic American denim and apparel brand, with 135 years of heritage and authenticity. Lee® collections include a uniquely styled range of jeans, pants, shirts, shorts and jackets for adults and children. The Lee® brand delivers trend-forward styles with exceptional fit and comfort through innovative fabric solutions and advanced design technology. The Lee® brand offers multiple sub-brands and collections, making it attractive for a broader consumer base, including: Lee101TM, Riders® by Lee® Indigo and Chic by LeeTM.
4 Kontoor Brands, Inc 2023 Form 10-K

•Other
Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel. Rock & Republic® is a premium apparel brand and is marketed to consumers as a modern and active lifestyle brand. We distribute the brand in the U.S. by leveraging our retail and e-commerce relationships, as well as through our Company-operated website at rockandrepublic.com.
Distribution Channels and Customers
Our distribution channels include U.S. Wholesale, Non-U.S. Wholesale and Direct-to-Consumer.
•U.S. Wholesale
The U.S. Wholesale channel is our largest distribution channel and accounted for approximately 72% of our net revenues in 2023. Within this channel, our Wrangler® and Lee® branded products are marketed and sold by mass and mid-tier retailers, specialty stores including western specialty retail, department stores, retailer-owned and third-party e-commerce sites and through licensees. This channel also includes revenues related to Rock & Republic® products sold in the U.S. A portion of our U.S. Wholesale net revenue is attributable to digital sales from our wholesale partners’ websites, third-party e-commerce platforms such as Amazon, and other pure-play digital retailers. Third-party e-commerce platforms and pure-play digital retailers are a growing and important portion of this channel.
Our mass merchant customers include national retailers such as Target and Walmart, as well as various regional retail partners. Our mid-tier and traditional department store customers include national retailers such as Kohl’s as well as other retail partners. The specialty store channel, which includes revenue from Wrangler® Riggs Workwear® and Wrangler® Western branded products, consists primarily of national accounts such as Boot Barn, Cavender's and Tractor Supply Company as well as upscale modern specialty stores.
We foster close and longstanding relationships with our wholesale customers, having partnered with each of our top three brick-and-mortar wholesale customers for over 30 years. In addition, we engage in an active dialogue with many of our key wholesale customers and receive proprietary insights about how our products are performing on a timely basis. Our brands’ top U.S. Wholesale customers include Amazon, Boot Barn, Cavender's, Kohl’s, Target and Walmart.
In addition, a small portion of sales in our U.S. Wholesale channel are from domestic licensing arrangements where we receive royalties based on a percentage of the licensed products’ net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.
•Non-U.S. Wholesale
The Non-U.S. Wholesale channel represents the majority of our international business and accounted for approximately 16% of our net revenues in 2023. Wrangler® and Lee® branded products are available in Canada and Mexico, the United Kingdom and continental Europe, the Middle East, China, and through licensees across Australia, Asia, Africa, Mexico, Central and South America, Europe and India. The majority of the Wrangler® and Lee® international product business is located in EMEA and APAC, where we sell our products directly to our department store and specialty store wholesale customers, and indirectly through our distribution and license relationships. In Canada and Mexico, our products are marketed through mass merchants, department stores and specialty stores. Additionally, our Non-U.S. Wholesale channel includes non-U.S. sales on digital platforms operated by our wholesale customers, as well as sales in partnership stores located across EMEA, APAC and South America. Partnership stores are owned and operated by our licensees, distributors and other independent parties. They are retail locations selling our Wrangler® and Lee® branded products that have the appearance of Kontoor-operated stores, and as such represent an important vehicle for presenting our brands to international consumers. Similar to the U.S. Wholesale channel, we use proprietary insights from our wholesale customers to strategically refine our products and adjust our go-to-market approach.
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
•Direct-to-Consumer
Our Direct-to-Consumer channel accounted for approximately 12% of our net revenues in 2023 and represents sales of our products via our Wrangler® and Lee® branded full-price and outlet stores, online and via international concession arrangements.
The Direct-to-Consumer channel allows us to achieve the fullest expression of our brands by displaying our product lines in a manner that supports the brands’ positioning, providing an in-store and online user experience that enables us to address the needs and preferences of our consumers.

Kontoor Brands, Inc. 2023 Form 10-K 5

As of December 30, 2023, we had 25 Company-operated full-price Wrangler® and Lee® branded retail stores, which are located in Asia, Europe and the U.S. They include mono-brand stores, which carry either Wrangler® or Lee® branded products, and dual-brand stores, which carry both Wrangler® and Lee® branded products. We also had 55 Company-operated premium outlet and clearance centers as of December 30, 2023, primarily our Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores located in the U.S., as well as locations in Europe and Mexico.
As of December 30, 2023, we had 182 concession retail and outlet stores in Europe and Asia. Under a typical concession arrangement, we have a dedicated sales area, pay a concession fee for use of the space based on a percentage of retail sales and, in many cases, manage staffing for operation of the sales area. The concession model provides dedicated sales areas for our brands and helps differentiate and enhance the presentation of our products, generally without incurring the full overhead of opening a separate store.
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
We retain oversight and approvals of the design, quality control, advertising, marketing and distribution of licensed products to help maintain our brand and product quality standards. License agreements are for fixed terms of typically two to five years. Each licensee pays royalties based on its sales of licensed products, with the majority of agreements requiring a minimum royalty payment. Licensing net revenue was $37.1 million in 2023.
Design, Product Development and Innovation
The design, technical design, product development, sustainability and innovation teams work together to deliver our brands' product strategy, combining extensive experience and know-how to create a unique product combination of world-class value, quality and styling for our customers and consumers. We design and develop products globally, with key functions in the U.S. and Hong Kong. These creative teams collaborate with the merchandising, marketing, planning, consumer insights and executive teams to ensure the product delivers against brand positioning, value, customer and consumer needs and sustainability requirements. We have two primary selling seasons, Spring/Summer and Fall/Winter, although some product lines are offered more frequently.
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
Manufacturing, Sourcing and Distribution
Our global supply chain organization is responsible for the operational planning, manufacturing, sourcing and distribution of products to our customers. We believe we have developed a high degree of expertise in managing the complexities associated with a global supply chain. During 2023, we manufactured or sourced approximately 141 million units of finished goods inventory. Our supply chain employs a centralized leadership model with localized regional expertise. Within our internal manufacturing facilities, we innovate and design proprietary equipment to drive our production output and capabilities. We focus on engineering and efficiency, which we believe provides an ongoing competitive advantage in our internal manufacturing facilities. We leverage our manufacturing expertise in our sourcing operations, where we have developed longstanding relationships with third-party contract manufacturers and distributors. We believe this manufacturing and sourcing approach, coupled with strategic inventory and retail floor space management programs with many of our major retail customers, gives us operational flexibility as we continue to expand our distribution.
6 Kontoor Brands, Inc 2023 Form 10-K

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
We operate nine manufacturing facilities, comprised of seven owned facilities in Mexico and two leased facilities in Nicaragua. We also source products from approximately 185 contract manufacturing facilities in 18 countries. During 2023, approximately 33% of our units were manufactured in our internal manufacturing facilities, and approximately 67% were sourced from contract manufacturers. Products obtained from contractors in the Western Hemisphere frequently have a higher cost than products obtained from contractors in Asia. However, internal manufacturing combined with contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for enhanced inventory management in the U.S. market. In making decisions about the location of manufacturing operations and suppliers, we consider several factors including the raw material source, the market the product will be sold in, production lead times, duties and tariffs, product cost, product complexity and the ability to pursue upside demand. Additionally, we continually monitor risks and developments related to duties, tariffs, quotas and other factors and we often manufacture and source products from countries with tariff preferences and free trade agreements.
•Distribution
Products are shipped from our contract manufacturers and internal manufacturing facilities to distribution centers around the world. We directly operate our domestic distribution centers and we carefully select third-party logistic providers to partner with as needed in certain regions, primarily in EMEA and APAC. All of our distribution centers are strategically located to provide speed and service to our consumers at the most efficient cost possible. Additionally, our established long-term third-party distribution relationships ensure maximum capacity, connectivity, responsiveness and overall service coverage around the globe. In international markets where we do not have brick-and-mortar or wholesale operations, our products are often marketed through our distributors, agents and licensees.
Inventory Management
Inventory management is key to the cash flows and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the delivery requirements of our customers, which requires close coordination with our customers. For new product introductions, which often require large initial launch shipments, we may commence production before receiving orders for those products. Key areas of focus include added discipline around the purchasing of product, inventory optimization and channel placement, as well as better planning and execution in disposition of excess inventory through our various channels. Our inventory strategy is focused on continuing to meet consumer demand, while improving our inventory efficiency over the long-term through the Company's global ERP system and inventory optimization tools.
Advertising and Customer Support
Our advertising and marketing efforts focus on differentiating our brands’ positioning and highlighting our product qualities. We are focused on creating globally unified brand messages with appropriate regional nuances in order to maximize our brand recognition, and drive brand demand from initial end consumer awareness to long-term loyalty. By utilizing global heads of marketing, we continue to develop integrated, multi-channel marketing strategies designed to effectively reach the target consumers of each of our brands. We pursue this strategy through our use of a variety of media channels and other public endorsements, including traditional media such as television, print and radio, as well as digital media channels such as display, online video, social media, live streaming, paid search, influencers and brand ambassadors. We leverage marketing analytics to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments. Our strategy also includes collaborating with other influential brands and developing new advertising campaigns that drive consumer awareness and brand equity.
We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We generally provide our wholesale customers with point-of-sale fixtures and signage to enhance the presentation and brand image of our products. Our websites, www.wrangler.com, www.lee.com and corresponding regional websites, enhance consumer understanding of our brands and help consumers find and buy our products. We employ a support team for each brand that is responsible for customer service at the consumer level as well as a sales force that manages our customer relationships.
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

Kontoor Brands, Inc. 2023 Form 10-K 7

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
Human Capital
We understand that our greatest asset is our global employee base. As of December 30, 2023, we had approximately 13,700 employees worldwide. Geographically, approximately 1,000 employees are located in APAC, approximately 600 are located in EMEA, approximately 9,300 are located in Latin America and Mexico, primarily supporting our manufacturing facilities, and approximately 2,800 are located in the U.S. A small portion of employees in international markets are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
Supported by a leadership team that fosters a culture of collaboration, performance and entrepreneurial spirit, our employees are dedicated to harnessing design, innovation and sustainable practices to create apparel that meets the needs of our customers today, while also igniting interest from the next generation of consumers. With pride in our rich heritage and an eye toward ongoing business success, we continue to develop a high-performance culture that makes Kontoor an employer of choice in the apparel industry. We are dedicated to putting our purpose, mission and values at the forefront of everything we do.
We believe in developing a culture that empowers us to work with passion and confidence, shaping our brand and future. Our commitments include creating a global workforce of high-performing teams that unlocks our individual uniqueness and harnesses our collective talents, ensuring an equitable environment that attracts and promotes a diverse workforce and enabling employees to take measured risks, innovate and feel supported by fostering a culture of inclusivity that empowers teams across the organization.
Moving forward, we will continue to focus our efforts on: (i) attracting critical talent that reflects our communities, consumers and customers, (ii) ensuring equitable access to advancement opportunities and (iii) fostering inclusion through creating an environment where employees feel welcomed, valued and heard.
We consider health and safety core values in all our operations. We do not jeopardize the well-being of our employees, contractors or supply chain partners to complete any tasks, projects or other priorities. We believe the people involved in the development of our products are our most important assets; therefore, we have created and implemented strong health and safety policies and procedures that go beyond governmental standards. Our operations have an Occupational Safety and Health Administration recordable incident rate ("RIR") significantly below the average RIR of our industry; however, we strive to reach zero injuries.
Social Responsibility, Community Outreach and Sustainability
We are a purpose-led organization committed to protecting the environment, sourcing products and materials from companies that share our values and operating with the highest standards of ethics. We believe these values are consistent with what our brands represent and are the right thing to do to enhance global welfare. Corporate sustainability and social responsibility are essential priorities for the Company and the Board of Directors. The Board of Directors promotes responsible corporate citizenship and monitors adherence to Kontoor’s standards. The Nominating and Governance Committee reviews and evaluates the strategies, programs, policies and practices relating to environmental, social and governance issues and impacts to support the sustainable and responsible growth of our business.
8 Kontoor Brands, Inc 2023 Form 10-K

At Kontoor, sustainability means the dynamic process of continual improvement for people, our product and the planet, enabling shared prosperity for all. We have established sustainability goals focused on renewable energy and reducing emissions and water use, and are progressing toward those goals. In September 2023, the Science Based Targets initiative approved Kontoor's science-based targets for greenhouse gas emissions. The targets include a 46.2% absolute reduction in scope 1, 2 and 3 emissions by 2030 from a 2019 base year. In 2023, we issued the 2021-2022 Sustainability Report, which was our third sustainability report, as well as our first Task Force on Climate-related Financial Disclosures Report.
Additional accomplishments in 2023 included reaching our 2025 water savings goal, with over 10 billion liters of water saved since the water savings efforts began in 2008. We announced our Global Design Standards, a system created to lower our products' environmental and social impacts, and we continued expanding our award-winning Indigood® program, reaching over 30 denim mills. Kontoor believes that to grow as a company, it has a responsibility to help improve the well-being of its communities. We articulate our corporate sustainability and social responsibility commitments in our Code of Conduct on our website at www.kontoorbrands.com. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
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

ITEM 1A. RISK FACTORS.
You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating our business. Our business, prospects, results of operations, cash flows or financial condition could be materially and adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.
RISKS RELATING TO OUR BUSINESS AND INDUSTRY
Macroeconomic conditions, as well as geopolitical events, could have a material adverse impact on our business, results of operations, cash flows and financial condition.
Macroeconomic conditions, including inflation, elevated interest rates, recessionary concerns and fluctuating foreign currency exchange rates, as well as continuing global supply chain issues and uneven post-pandemic economic recovery in China, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on our business, results of operations, cash flows and financial condition. Additionally, the conflicts in the Ukraine and Middle East are causing disruption in the surrounding areas, including key trade routes, and greater uncertainty in the global economy.
For instance, although inflationary pressures moderated in 2023, they continued to impact us in most jurisdictions where we operate. Additionally, global interest rates increased in the first half of 2023 and remained elevated through the end of the year. These macroeconomic factors contributed to uncertain consumer spending patterns leading to retailer actions to tightly manage inventory levels, which impacted our results during 2023. Further, inflation in product and input costs, such as cotton and labor, which began in 2022 and moderated in 2023, continued to impact our 2023 financial results as we sold through the higher cost products. Finally, sales and operations in APAC, particularly China, continue to be impacted by uncertainty in the broader economic conditions and the resulting impact on consumer behavior in the post-pandemic environment.
We anticipate continued uncertainty related to the macroeconomic environment during 2024 and we continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand. Continuing or worsening inflation, recessionary concerns and/or supply chain disruptions may have a material adverse impact on our results of operations, cash flows and/or financial condition.
Our revenues and profits depend on the level of consumer spending for apparel, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on us.
The success of our business depends on consumer spending on apparel, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, consumer discretionary spending patterns, interest rates, inflation, recessionary concerns, the uneven economic recovery following the COVID-19 pandemic in China, consumer credit availability and consumer debt levels, fuel and other energy costs, unemployment, stock market performance, weather conditions and tax rates in the international, national, regional and local markets where our products are sold.

Kontoor Brands, Inc. 2023 Form 10-K 9

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
A small portion of our customers account for a significant portion of net revenues. Sales to our ten largest customers accounted for 62% of total net revenues in 2023, and our top customer, Walmart, accounted for 36% of our total net revenues in both 2023 and 2022, and 34% of our total net revenues in 2021. We expect that these customers will continue to represent a significant portion of our net sales in the future. Sales to our wholesale customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of our major wholesale customers to significantly decrease the volume of products purchased from us, cease purchases from us, cancel orders, reduce advertising for our products or change the manner of doing business with us, whether motivated by economic conditions, financial difficulties, competitive conditions, or otherwise, could substantially reduce net revenues and have a material adverse effect on our results of operations, cash flows and financial condition. Our larger customers generally have the scale to develop supply chains that enable them to change their buying patterns, or develop and market their own private label and other economy brands that compete with some of our products. This ability also makes it easier for them to resist our efforts to increase prices, reduce inventory levels and, potentially, discontinue our products. Many of our largest customers have already developed significant private label brands under which they design and market apparel and accessories that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. In addition, if any of our customers devote less selling space to our categories of apparel, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in our categories of apparel selling space could result in lower sales, and our results of operations, cash flows and financial condition may be adversely affected.
Additionally, from time to time certain customers have experienced financial and operational difficulties. For example, our wholesale customers experienced significant business disruptions as a result of the COVID-19 pandemic and the macroeconomic pressures that resulted from the pandemic. There can be no assurance that our wholesale or other customers have adequate financial resources and/or access to additional capital to withstand prolonged periods of adverse economic conditions. To the extent one or more of our largest customers experience significant financial difficulty, bankruptcy, insolvency or cease operations, this could have a material adverse effect on our sales, our ability to collect on receivables and our results of operations, cash flows and financial condition.
Supply chain and shipping disruptions have resulted in shipping delays, an increase in transportation costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, results of operations, cash flows and financial condition.
While many of the global supply chain disruptions seen in 2022 were less prevalent during 2023, we and our third-party manufacturing partners and other vendors have experienced, and may continue to experience, supply chain disruption and shipping disruptions. These disruptions impacted, and may continue to impact, our ability to receive materials or products from our third-party manufacturing partners and suppliers, and to distribute our products to our customers in a cost-effective and timely manner, increased, and may continue to increase, production lead times and raw material and product costs, and impacted, and may continue to impact, our ability to meet customer demand, all of which could have an adverse effect on our results of operations, cash flows and financial condition. For example, if we miss the delivery date requirements of our customers, they may cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices, or reduce future orders, any of which could harm our sales and margins. While we have taken steps to minimize the impact of these disruptions by working closely with our manufacturing partners, other vendors, and customers, there can be no assurances that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that continuing supply chain disruptions have on our manufacturers and suppliers are not within our control.
Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.
There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions, and, as a result, we may not successfully manage inventory levels to meet our future order requirements. We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs, the sale of excess inventory at discounted prices or excess inventory held by our wholesale customers, which could have a negative impact on future sales, an adverse effect on the image and reputation of our brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, higher costs for our freight or expedited shipments, as well as damage to our reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations, cash flows and financial condition.
10 Kontoor Brands, Inc 2023 Form 10-K

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
Failure to compete effectively or to keep pace with rapidly changing consumer preferences, markets and product trends could have a material adverse effect on our results of operations, cash flows and financial condition. Moreover, there have been, and continue to be, significant shifts in the wholesale and retail (e-commerce and retail store) channels. We may not be able to manage our brands within and across channels sufficiently, which could have a material adverse effect on our results of operations, cash flows and financial condition.
Our profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, pressure from retailers to reduce the costs of products, the impact of inflation, rising interest rates and recessionary concerns, changes in consumer demand and shifts to online shopping and purchasing. Customers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, cash flows and financial condition.
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

Kontoor Brands, Inc. 2023 Form 10-K 11

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
Further, the global economy periodically experiences recessionary conditions with reduced availability of credit, increased savings rates, declines in real estate and securities values and rising unemployment. These recessionary conditions could have a negative impact on retail sales of apparel. The lower sales volumes, along with the possibility of restrictions on access to the credit markets, could result in our customers experiencing financial difficulties, including store closures, bankruptcies or liquidations. This could result in higher credit risk to us relating to receivables from our customers who are experiencing these financial difficulties. If these developments occur, our inability to shift sales to other customers or to collect on our trade accounts receivable could have a material adverse effect on our results of operations, cash flows and financial condition.
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
•we may not be able to offset rising commodity or conversion costs in our product costs with pricing actions or efficiency improvements; and
•we may have difficulty completing potential acquisitions or dispositions, and we may not be able to successfully integrate a newly acquired business or achieve the expected growth, cost savings or synergies from such integration.
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
12 Kontoor Brands, Inc 2023 Form 10-K

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
During 2023, approximately 67% of our units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by company-owned and -operated manufacturing facilities located in Mexico and Nicaragua. Any of the following could impact our ability to produce or deliver our products or our cost of producing or delivering products and, as a result, our profitability:
•political or labor instability in countries where our facilities, contractors and suppliers are located;
•changes in local economic conditions, including as a result of macroeconomic pressures or geopolitical events, in countries where our facilities, contractors and suppliers are located;
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
•epidemics or other public health crises have resulted and could in the future result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of our goods produced in infected areas;
•imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations could limit our ability to produce products in cost-effective countries that have the required labor and expertise;
•imposition of duties, taxes and other charges on imports; and
•imposition or the repeal of laws that affect intellectual property rights.
Although no single supplier is critical to our overall production needs, if we were to lose a supplier it could result in interruption of finished goods shipments to us, cancellation of orders by customers and termination of relationships. This, along with the damage to our reputation, could have a material adverse effect on our net revenues and, consequently, our results of operations, cash flows and financial condition.
In addition, although we audit our third-party material suppliers and contracted manufacturing facilities and set strict compliance standards, actions by a third-party supplier or manufacturer that fail to comply could expose us to claims for damages, financial penalties and reputational harm, any of which could have a material adverse effect on our business and operations.

Kontoor Brands, Inc. 2023 Form 10-K 13

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
We rely on a limited number of North American third-party suppliers for raw materials. Such products may be available, in the short-term, from only one or a very limited number of sources. In 2023, approximately 49% of our raw materials were provided by our top three suppliers in North America. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for raw materials, production and quota capacity. We may experience a significant disruption in the supply of raw materials from current sources, or in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer due to consolidation, closure or otherwise, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have a material adverse effect on our ability to meet customer demand for our products and could result in lower net revenue and income from operations both in the short and long term.
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
INFORMATION TECHNOLOGY RISKS
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
14 Kontoor Brands, Inc 2023 Form 10-K

We are subject to data security and privacy risks that could negatively affect our business operations, results of operations or reputation.
In the normal course of business, we collect, store, use, process, disclose and transmit (“Process”) certain sensitive, personal, regulated and/or confidential employee and customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information, including with respect to identity theft and user privacy. Cyber-attacks are increasingly sophisticated, and if unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, access, publish, use, delete or modify confidential and sensitive information, including credit card information and personal information, that we have obligations to protect. Despite the security measures we currently have in place and our commitment to risk management practices, our facilities and systems and those of our third-party service providers may be vulnerable to, and unable to anticipate, detect or mitigate, data security breaches and other cybersecurity incidents. In addition, employees or third-party service providers may intentionally or inadvertently cause data security breaches, through failing to follow polices or otherwise, that result in the unauthorized access to or release or use of personal, sensitive or confidential information. We take, and require our third-party service providers that Process personal, confidential or sensitive information on our behalf to take, measures designed to protect such information and comply with applicable laws, regulations and industry standards related to information security and privacy. However, we cannot control the efforts of third-party service providers and cannot guarantee the compliance of their systems and processes. We and our customers could suffer harm if valuable business data or employee, customer and proprietary information were corrupted, lost, accessed or misappropriated by third parties due to a security failure in our systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with current and future state, federal and international laws regarding the protection and unauthorized disclosure of personal and other sensitive information such as the General Data Protection Regulation in the European Union, the United Kingdom General Data Protection Regulation, and state laws in the U.S. related to information security and privacy such as the California Consumer Privacy Act and China's Personal Information Protection Law. As the regulatory environment relating to information security and privacy becomes increasingly more demanding with many new requirements surrounding the processing and protection of personal, confidential and sensitive information, the increased complexity in these types of laws and inherent conflicts between jurisdictions may result in our inability or failure to comply with applicable requirements, despite our focus and efforts. Any failure to comply with the laws and regulations surrounding the protection of personal information could subject us to legal and reputational risks, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.
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
LEGAL, COMPLIANCE, AND SUSTAINABILITY RISKS
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
Changes to trade policy, including tariff and import/export regulations, may have a material adverse effect on our results of operations, cash flows and financial condition.
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

Kontoor Brands, Inc. 2023 Form 10-K 15

Tariffs and other changes in U.S. trade policy have in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. We do a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our results of operations, cash flows and financial condition.
Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.
There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. Physical risks related to these events could adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the types of apparel products that consumers purchase. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. As a result, the physical effects of climate change could have a long-term adverse impact on our business, results of operations, cash flows and financial condition.
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
There is also increased focus from our stakeholders including our consumers, customers, shareholders, suppliers and the communities where we do business around the world, on environmental, social and governance and related sustainability practices. If our practices in these areas do not meet stakeholder expectations, including, but not limited to, setting targets, making commitments and taking actions to meet them, and expanding our disclosures in these areas, our brand and reputation could be damaged. We may not be able to meet targets and commitments as initially planned due to unforeseen circumstances including, but not limited to, increased costs or operational challenges associated with achieving planned results. Changes in regulations in these areas may require us to incur additional costs and require additional resources to remain in compliance.
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
The Organisation for Economic Co-operation and Development ("OECD") in a joint initiative with G20, has developed a two-pillar framework on Base Erosion and Profit Shifting ("BEPS"). Pillar One contains revised profit allocation and nexus rules while Pillar Two provides proposed global anti-base erosion ("GloBE") rules. The GloBE rules implement a new global minimum tax of 15% on all large multinational corporations with revenues above certain thresholds. Under Pillar Two, adopting countries have the right to impose "top-up taxes" on low-taxed foreign income earned by multinational companies to which they have a connection, up to the agreed 15%. These new global minimum tax rules are expected to take place beginning in 2024.
The Company will continue to monitor the developing laws.
We may have additional tax liabilities.
As a global company, we determine our income tax liability in various tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic U.S. and international tax audits. Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our results of operations, cash flows or financial condition.
16 Kontoor Brands, Inc 2023 Form 10-K

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
Failure by us or our third-party suppliers to comply with such laws and regulations, as well as with ethical, social, product, labor and environmental standards, or related political considerations, could result in interruption of finished goods shipments to us, cancellation of orders by customers and termination of relationships. If one of our independent contractors violates labor or other laws, implements labor or other business practices or takes other actions that are generally regarded as unethical, it could jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts that may reduce demand for our merchandise. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, cash flows and financial condition, as well as require additional resources to rebuild our reputation.
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

Kontoor Brands, Inc. 2023 Form 10-K 17

FINANCIAL RISKS
Fluctuations in wage rates and the price, availability and quality of raw materials, including commodity costs and finished goods, could increase costs.
Fluctuations in the price, availability and quality of fabrics such as denim, including cottons, blends, synthetics and wools, or other raw materials used by us in our manufactured products, or of purchased finished goods, could have a material adverse effect on our cost of goods sold or our ability to meet our customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, supply chain disruptions, crop yields, energy prices, weather patterns, freight rates and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. Inflation can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries, and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, we may not be able to offset cost increases with other cost reductions or efficiencies or pass higher costs on to our customers. This could have a material adverse effect on our results of operations, liquidity and financial condition.
Our business is exposed to the risks of foreign currency exchange rate fluctuations. Our hedging strategies may not be effective in mitigating those risks.
Approximately 21% of our total net revenues in 2023 are derived from markets outside the U.S. Most of our international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which our international businesses purchase products, incur costs or sell products. In addition, for our U.S.-based businesses, the majority of products are sourced from independent contractors or our manufacturing facilities located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of our licensing net revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on our results of operations, cash flows and financial condition.
In accordance with our operating practices, we hedge a significant portion of our foreign currency transaction exposures arising in the ordinary course of business to reduce risks in our cash flows and earnings. Our hedging strategy may not be effective in reducing all risks, and no hedging strategy can completely insulate us from foreign exchange risk.
Further, our use of derivative financial instruments may expose us to counterparty risks. Although we only enter into hedging contracts with counterparties having investment grade credit ratings, it is possible that the credit quality of a counterparty could be downgraded or a counterparty could default on its obligations, which could have a material adverse impact on our results of operations, cash flows and financial condition.
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
It is possible that we could have an impairment charge for goodwill or trademark and trade name intangible assets in future periods if (i) macroeconomic conditions and/or geopolitical events in future years worsen from our current assumptions, (ii) business conditions or our strategies for a specific business unit or brand change from our current assumptions, (iii) investors require higher rates of return on equity investments in the marketplace or (iv) enterprise values of comparable publicly traded companies, or of actual sales transactions of comparable companies, were to decline, resulting in lower comparable multiples of net revenues and earnings before interest, taxes, depreciation and amortization and, accordingly, lower implied values of goodwill and intangible assets. Although a charge would be non-cash, a future impairment charge for goodwill or intangible assets could have a material effect on our results of operations or financial condition.
18 Kontoor Brands, Inc 2023 Form 10-K

Our ability to obtain short-term or long-term financing on favorable terms, if needed, could be adversely affected by geopolitical events and volatility in the capital markets.
Any disruption in the capital markets, including as a result of rising interest rates and other macroeconomic pressures and geopolitical events like the conflicts in the Ukraine and Middle East, could limit the availability of funds or the ability or willingness of financial institutions or investors to extend capital in the future. This could adversely affect our liquidity and funding resources and/or significantly increase our cost of capital. An inability to access capital and credit markets may have a material adverse effect on our results of operations, cash flows and financial condition.
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
We have debt obligations, including our senior notes, that could restrict our business and adversely impact our results of operations, cash flows or financial condition.
On November 18, 2021, we entered into an indenture (the “Indenture”) pursuant to which we issued and sold $400.0 million aggregate principal amount of unsecured senior notes bearing interest at a rate of 4.125% per annum (the “Notes”) and concurrently entered into an amended and restated credit agreement (the “Credit Agreement”), which provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”), with the lenders and agents party thereto. The Indenture and the Credit Agreement contain a number of restrictive covenants customary for these types of financings that impose restrictions on us and may limit our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities that may arise, including restrictions on our ability to:
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
If the Company fails to comply with any covenants or restrictions under the Indenture or the Credit Agreement, it could result in an event of default under the applicable indebtedness, which may allow the creditors to accelerate the related debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders or noteholders accelerate the repayment of our borrowings, this could restrict our future business strategies and could adversely impact our future results of operations, cash flows or financial condition and we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Any of the above-listed factors could have a material adverse effect on our results of operations, cash flows and financial condition. We may also incur substantial additional indebtedness in the future.

Kontoor Brands, Inc. 2023 Form 10-K 19

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
20 Kontoor Brands, Inc 2023 Form 10-K

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
The Company’s Board of Directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board of Directors is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes, and procedures are fully integrated into the Company’s information technology practices and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
•Governance
As discussed in more detail under the heading “Governance,” The Board of Directors' oversight of cybersecurity risk management is led by the Audit Committee of the Board of Directors (the “Audit Committee”), which interacts quarterly with the Company’s ERM function, the Company’s Chief Information Security Officer (“CISO”), other members of management and relevant management committees and councils.

Kontoor Brands, Inc. 2023 Form 10-K 21

•Collaborative Approach
The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. In the event that the Company experiences a cybersecurity incident it will take steps to contain, assess and remediate the incident.
•Technical Safeguards
The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning
The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management
The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Education and Awareness
The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.
The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board of Directors, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
Governance
The Audit Committee, under the oversight of the Board of Directors, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board of Directors and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board of Directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
The CISO, in coordination with the Chief Information Officer (“CIO”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee when appropriate.
The CISO has served in various roles in information technology and information security for over 25 years, including serving as the Chief Information Security Officer of two large international companies. The CISO holds an undergraduate degree in business and is pursuing a master's degree in business. The CISO also has attained the professional certification of Certified Information Systems Security Professional (CISSP). The CIO holds an undergraduate degree in business and has served in various roles in information technology for over 30 years, including serving as either the Chief Technology Officer or Chief Information Officer of four public companies. The Company’s Chief Executive Officer and Chief Financial Officer each hold undergraduate and graduate degrees in their respective fields, and each have over 10 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
22 Kontoor Brands, Inc 2023 Form 10-K

Notwithstanding any of these measures, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. We have experienced, and will continue to experience, cyber incidents in the normal course of our business. As of the date of this report, we have not identified any risks from cybersecurity threats, including those from any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, our business strategy, results of operation or financial condition. However, there can be no assurances that a cybersecurity threat or incident that could have a material impact on us will not occur in the future. For additional information on the risks we face from cybersecurity threats, please see the risk factor titled, "We are subject to data security and privacy risks that could negatively affect our business operations, results of operations or reputation" in Item 1A. "Risk Factors."

ITEM 2. PROPERTIES.
We conduct manufacturing, distribution and administrative activities in owned and leased facilities. We operate nine manufacturing-related facilities and six distribution centers around the world. To manage distribution in our APAC and EMEA regions, we partner with third-party logistics providers primarily in Shanghai, China and Prague, Czech Republic. Our global headquarters are located in Greensboro, North Carolina, and house our various sales, marketing and corporate business functions.
The following table presents our principal properties as of December 30, 2023:

Location	Approximate Square Feet	Use	Owned or Leased
Greensboro, North Carolina	140,000	Global Headquarters	Owned
Greensboro, North Carolina	47,000	Office	Leased
Antwerp, Belgium	11,000	Office	Leased
Geneva, Switzerland	19,000	Office	Leased
Shanghai, China	16,000	Office	Leased
Mexico City, Mexico	13,000	Office	Leased
Dhaka, Bangladesh	10,500	Office and Technical Service Center	Leased
Hong Kong, China	44,000	Office and Sourcing Hub	Leased
Panama City, Panama	5,000	Office and Sourcing Hub	Leased
Foshan, China	48,000	Technical Service Center	Leased
Greensboro, North Carolina	173,000	Technical Service and Innovation Center	Owned
Mocksville, North Carolina	503,000	Distribution Center	Owned
Hackleburg, Alabama	443,000	Distribution Center	Owned
Seminole, Oklahoma	394,000	Distribution Center	Owned
El Paso, Texas	385,000	Distribution Center	Leased
Luray, Virginia	435,000	Distribution Center	Owned
Mexico City, Mexico	162,000	Distribution Center	Leased
Acanceh, Mexico	306,000	Manufacturing Facility	Owned
Torreon, Mexico	304,000	Manufacturing Facility	Owned
Izamal, Mexico	93,000	Manufacturing Facility	Owned
Tekax, Mexico	92,000	Manufacturing Facility	Owned
La Rosita, Mexico	90,000	Manufacturing Facility	Owned
San Pedro, Mexico	88,000	Manufacturing Facility	Owned
San Antonio del Coyote, Mexico	88,000	Manufacturing Facility	Owned
Managua, Nicaragua	129,000	Manufacturing Facility	Leased
San Marcos, Nicaragua	145,000	Manufacturing Facility	Leased
As of December 30, 2023, we operated 80 retail stores across the Americas, EMEA and APAC regions. Retail stores are typically leased under operating leases and include renewal options.
We believe that all of our facilities, whether owned or leased, are well maintained and in good operating condition and expect they will accommodate our ongoing and foreseeable business needs.

Kontoor Brands, Inc. 2023 Form 10-K 23

ITEM 3. LEGAL PROCEEDINGS.
There are no pending material legal proceedings, other than ordinary, routine litigation and claims incidental to the business, to which Kontoor or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
24 Kontoor Brands, Inc 2023 Form 10-K

PART II

ITEM 5. MARKET FOR KONTOOR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock
Kontoor’s Common Stock is listed on the NYSE under the symbol “KTB”. Kontoor began to trade as a standalone public company on May 23, 2019. As of February 23, 2024, there were 2,406 holders of record of our Common Stock.
Stock Performance Graph
The following graph compares the cumulative total shareholder return of Kontoor's Common Stock with that of the S&P 500 Index and the S&P 1500 Apparel Retail Index for the period from May 7, 2019 (the effective date of the registration of KTB Common Stock) to December 30, 2023. The graph assumes that $100.00 was invested on May 9, 2019 (first day of trading activity) in KTB stock or April 30, 2019 in index, and all dividends and other distributions were reinvested. Past performance is not necessarily indicative of future performance.
Issuer Purchases of Equity Securities

Fourth quarter fiscal 2023	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (2) (3)	Dollar value of shares that may yet be purchased under the program
October 1 - October 28	—	$—	—	$62,044,756
October 29 - November 25	459,805	51.28	459,805	38,465,466
November 26 - December 30	119,037	53.94	119,037	300,000,000
Total	578,842	$51.83	578,842
(1) The total number of shares repurchased excludes shares withheld upon the vesting of share-based awards.
(2) On August 5, 2021, the Company announced that its Board of Directors approved a share repurchase program (the "2021 Repurchase Program"). The 2021 Repurchase Program authorized the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions.
(3) On December 11, 2023, the Company announced that its Board of Directors approved a new share repurchase program (the "2023 Repurchase Program") which replaced all remaining shares under the 2021 Repurchase Program. The 2023 Repurchase Program authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2023 Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice. As of December 30, 2023, the Company had not made any share repurchases under the 2023 Repurchase Program.

Kontoor Brands, Inc. 2023 Form 10-K 25

ITEM 6. RESERVED.
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part IV of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended December 31, 2022, for discussion of the results of operations for the year ended December 31, 2022, compared to the year ended January 1, 2022.
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
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online, including digital marketplaces. The Company’s products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online, including digital marketplaces.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2023, December 2022 and December 2021 correspond to the 52-week fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
References to fiscal 2023 and 2022 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from fiscal 2022 and 2021, respectively, and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, elevated interest rates, recessionary concerns and fluctuating foreign currency exchange rates, as well as continuing global supply chain issues and uneven post-pandemic economic recovery in China, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, the conflicts in the Ukraine and Middle East are causing disruption in the surrounding areas and greater uncertainty in the global economy.
Inflationary pressures have moderated throughout 2023, but continued to impact us in most jurisdictions where we operate. Additionally, global interest rates increased in the first half of 2023 and remained elevated through the end of the year. These macroeconomic factors contributed to uncertain consumer spending patterns leading to retailer actions to tightly manage inventory levels, which impacted our results during 2023.
Many of the global supply chain disruptions seen in 2022 were less prevalent during 2023, although recent disruptions to key trade routes, such as the Suez and Panama canals, are expected to have an impact on 2024 operations. In 2023, we were able to minimize usage and higher costs associated with air freight. However, inflation in product and input costs, such as cotton and labor, which began in 2022 and moderated in 2023, continued to impact our 2023 financial results as we sold through the higher cost products. The Company has responded to inflationary pressures by reducing discretionary spend where possible, as well as implementing pricing adjustments on certain products to help offset the impact from higher product costs.
Sales and operations in APAC, particularly China, continue to be impacted by uncertainty in the broader economic conditions and the resulting consumer behavior in the post-pandemic environment.
26 Kontoor Brands, Inc 2023 Form 10-K

While we anticipate continued uncertainty related to the macroeconomic environment during 2024, we believe we are appropriately positioned to successfully manage through known operational challenges. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
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
We incurred costs in 2023 to drive efficiencies in our operations, which included reducing our global workforce, streamlining and transferring select production within our internal manufacturing network and optimizing and globalizing our operating model. During 2023, we incurred $7.2 million related to severance and employee-related benefits, $3.1 million related to asset impairments, $1.2 million of other costs related to streamlining and transferring select production within our internal manufacturing network, as well as $2.8 million of other costs primarily related to actions taken to optimize and globalize our operating model. In 2022, we took actions to globalize our operating model and relocate our European headquarters to Geneva, Switzerland ("EMEA restructuring"), and incurred $13.7 million of severance and employee-related benefits, $2.6 million of the associated pension curtailment gain and $1.5 million of net other costs associated with these actions. Total restructuring charges discussed above were $14.3 million in 2023, of which $8.5 million were reflected within "selling, general and administrative expenses" and $5.8 million were reflected within "cost of goods sold." Total net restructuring charges discussed above were $12.6 million in 2022, reflecting $15.6 million of charges within "selling, general and administrative expenses," partially offset by $2.6 million of pension curtailment gain and $0.4 million of other benefit within "other expense, net." Refer to Note 22 to the Company's financial statements for additional information related to restructuring charges.
During 2023, management identified inaccuracies in processing certain transactions with U.S. Customs and Border Protection ("U.S. Customs") arising from the implementation of the Company's enterprise resource planning system, which resulted in an underpayment of duties owed to U.S. Customs for the 2021 to 2023 periods. Accordingly, the Company recorded $14.5 million in adjustments in 2023 within "cost of goods sold" to accrue for underpayment of duty expense related to prior years. Refer to Note 1 to the Company's financial statements for additional information related to this out-of-period adjustment.
In late 2023, we launched the planning phase of Project Jeanius, a comprehensive end-to-end business model transformation with the goal of creating significant investment capacity through gross and operating margin expansion. We anticipate restructuring and other costs in future periods as we execute on this multi-year initiative.
In addition to continued organic investments in our brands and capabilities, the options in our capital allocation strategy are to (i) pay down debt, (ii) provide for a superior dividend payout, (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.

HIGHLIGHTS OF THE YEAR ENDED DECEMBER 2023
•Net revenues decreased 1% to $2.6 billion compared to the year ended December 2022, driven by declines in the U.S. Wholesale and Non-U.S. Wholesale channels, partially offset by growth in the Direct-to-Consumer channel.
•U.S. Wholesale revenues decreased 1% compared to the year ended December 2022, and represented 72% of total revenues in the current year.
•Non-U.S. Wholesale revenues decreased 5% compared to the year ended December 2022, and represented 16% of total revenues in the current year.
•Direct-to-Consumer revenues increased 8% compared to the year ended December 2022, and represented 12% of total revenues in the current year.
•Gross margin decreased 140 basis points to 41.7% compared to the year ended December 2022.
•Selling, general and administrative expenses as a percentage of revenues decreased to 29.5% compared to 29.6% for the year ended December 2022.
•Net income decreased 6% to $231.0 million compared to the year ended December 2022.
•Diluted earnings per share was $4.06 in 2023, compared to $4.31 in 2022.

Kontoor Brands, Inc. 2023 Form 10-K 27

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

(Dollars in thousands)	2023	2022
Net revenues	$2,607,472	$2,631,444
Gross margin (net revenues less cost of goods sold)	$1,087,837	$1,134,368
As a percentage of net revenues	41.7%	43.1%
Selling, general and administrative expenses	$768,568	$777,703
As a percentage of net revenues	29.5%	29.6%
Operating income	$319,269	$356,665
As a percentage of net revenues	12.2%	13.6%
Additionally, the following table presents a summary of the changes in net revenues for the year ended December 2023 as compared to December 2022:

(In millions)	2023 Compared to 2022
Net revenues — prior year	$2,631.4
Operations	(28.9)
Impact of foreign currency	5.0
Net revenues — current year	$2,607.5
2023 Compared to 2022
Net revenues decreased 1%, driven by a 1% decrease in U.S. Wholesale revenues due to lower wholesale shipments resulting from retailer actions to tightly manage inventory levels, predominantly in the fourth quarter, partially offset by growth in our U.S. digital wholesale business. Non-U.S. Wholesale revenues decreased 5%, driven by a decline in our digital wholesale business in EMEA and reduced wholesale shipments in APAC. The decreases in U.S Wholesale and Non-U.S. Wholesale were partially offset by an 8% increase in Direct-to-Consumer revenues, driven by growth in retail store and e-commerce sales. We experienced product category expansion in non-denim long bottoms and outdoor.
Additional details on changes in net revenues for the year ended December 2023 as compared to December 2022 are provided in the section titled “Information by Business Segment.”
Gross margin decreased 140 basis points, attributable to 370 basis points from higher inventory costs, driven by the impact of inflationary pressures on product and input costs, especially in earlier quarters of the year, and proactive inventory management actions. The decrease was also driven by 60 basis points due to duty expense related to prior years and 20 basis points due to costs incurred to streamline and transfer select production within our internal manufacturing network. These decreases were partially offset by benefits of 190 basis points from pricing adjustments and channel and product mix, and 110 basis points from reduced use of air freight.
Selling, general and administrative expenses as a percentage of net revenues decreased to 29.5% compared to 29.6% for the year ended December 2022, primarily due to lower restructuring charges of $7.1 million and a $9.3 million reduction in discretionary costs including demand creation, product development and selling costs. These decreases were partially offset by an $11.4 million increase related to our continued investments in our direct-to-consumer business and information technology.
The effective income tax rate for the year ended December 2023 was 15.0% compared to 23.1% for the year ended December 2022. The 2023 effective income tax rate included a net discrete tax benefit primarily related to changes in deferred tax valuation allowances, a decrease in unrecognized tax benefits and interest as well as benefits from stock-based compensation. The net discrete tax benefit for the year ended December 2023 decreased the effective income tax rate by 4.1%. The year ended December 2022 included a net discrete tax expense primarily related to changes in deferred tax valuation allowances. The net discrete tax expense for the year ended December 2022 increased the effective income tax rate by 3.4%.
The effective tax rate without discrete items for the year ended December 2023 was 19.1% compared to 19.7% for the year ended December 2022. The decrease was primarily due to changes in our jurisdictional mix of earnings. Our effective income tax rate for foreign operations was 9.2% and 8.3% for the years ended December 2023 and December 2022, respectively.
28 Kontoor Brands, Inc 2023 Form 10-K

Information by Business Segment
The Company's two reportable segments are Wrangler® and Lee®. Refer to Note 3 to the Company's financial statements for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the years ended December 2023 and December 2022:
Segment Revenues:

(In millions)	Wrangler	Lee	Total

Segment revenues — 2022	$1,745.8	$874.4	$2,620.2
Operations	5.2	(33.8)	(28.5)
Impact of foreign currency	3.1	1.9	5.0
Segment revenues — 2023	$1,754.1	$842.5	$2,596.7
Segment Profit:

(In millions)	Wrangler	Lee	Total

Segment profit — 2022	$321.2	$121.1	$442.2
Operations	(14.0)	(21.5)	(35.3)
Impact of foreign currency	0.3	(1.5)	(1.2)
Segment profit — 2023	$307.5	$98.1	$405.7
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Year Ended December

(Dollars in millions)	2023	2022	Percent Change
Segment revenues	$1,754.1	$1,745.8	0.5%
Segment profit	$307.5	$321.2	(4.3)%
Operating margin	17.5%	18.4%
2023 Compared to 2022
Global revenues for the Wrangler® brand were flat, with growth in the Direct-to-Consumer channel offset by declines in the U.S. Wholesale and Non-U.S. Wholesale channels. We experienced product category expansion in outdoor, non-denim long bottoms and female.
•Revenues in the Americas region increased 1%, primarily due to a 10% increase in our U.S. direct-to-consumer business resulting from growth in e-commerce and retail store sales. Despite an increase in our digital wholesale business, the U.S. Wholesale channel was flat due to lower wholesale shipments resulting from retailer actions to tightly manage inventory levels, predominantly in the fourth quarter. Non-U.S. Americas wholesale revenues increased 8%, driven by higher sales in Canada.
•Revenues in the APAC region decreased 1%, driven by a decrease in our wholesale business.
•Revenues in the EMEA region decreased 4%, attributable to a decline in our digital wholesale business, partially offset by a 2% favorable impact from foreign currency and an increase in retail store sales.
Operating margin decreased to 17.5% compared to 18.4% for 2022, primarily driven by higher inventory costs due to inflationary pressures on product and input costs, especially in earlier quarters of the year, and proactive inventory management actions, as well as the previously discussed duty expense related to prior years. These decreases were partially offset by benefits from pricing adjustments, reduced use of air freight and channel and product mix.

Kontoor Brands, Inc. 2023 Form 10-K 29

Lee

	Year Ended December

(Dollars in millions)	2023	2022	Percent Change
Segment revenues	$842.5	$874.4	(3.6)%
Segment profit	$98.1	$121.1	(18.9)%
Operating margin	11.6%	13.8%
2023 Compared to 2022
Global revenues for the Lee® brand decreased 4%, due to declines in the U.S. Wholesale and Non-U.S. Wholesale channels, partially offset by growth in the Direct-to-Consumer channel. We experienced product category expansion in non-denim long bottoms.
•Revenues in the Americas region decreased 4%, primarily due to a 4% decrease in the U.S. wholesale channel as a result of lower wholesale shipments resulting from retailer actions to tightly manage inventory levels, predominantly in the fourth quarter, partially offset by growth in our digital wholesale business. The U.S. direct-to-consumer business decreased 1%, resulting from a decline in retail store sales, partially offset by growth in e-commerce sales.
•Revenues in the APAC region decreased 6%, driven by declines in wholesale revenues due to lower wholesale shipments resulting from retailer actions to manage elevated inventory levels, and a 4% unfavorable impact from foreign currency, partially offset by growth in retail store sales.
•Revenues in the EMEA region decreased 1%, driven by a decline in our digital wholesale business, partially offset by an increase in retail store sales and a 2% favorable impact from foreign currency.
Operating margin decreased to 11.6% compared to 13.8% for 2022, primarily driven by higher inventory costs due to inflationary pressures on product and input costs, especially in earlier quarters of the year, and proactive inventory management actions. The previously discussed duty expense related to prior years and unfavorable product mix also contributed to the decrease. These decreases in operating margin were partially offset by benefits from pricing adjustments and reduced use of air freight.
Other
In addition, we report an "Other" category to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Year Ended December

(Dollars in millions)	2023	2022	Percent Change
Other revenues	$10.8	$11.3	(4.0)%
(Loss) profit related to other revenues	$(1.1)	$(0.6)	81.5%
Operating margin	(10.0)%	(5.3)%
30 Kontoor Brands, Inc 2023 Form 10-K

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses, including certain restructuring costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Year Ended December

(Dollars in millions)	2023	2022	Percent Change
Total reportable segment profit	$405.7	$442.2	(8.3)%
Corporate and other expenses	(96.1)	(88.9)	8.0%
Interest expense	(40.4)	(34.9)	15.7%
Interest income	3.8	1.4	180.4%
Loss related to other revenues	(1.1)	(0.6)	81.5%
Income before income taxes	$271.9	$319.1	(14.8)%
2023 Compared to 2022
Corporate and other expenses increased $7.1 million, primarily attributable to an increase in compensation-related expense as well as investments in information technology, including amortization related to prior year investments, partially offset by lower restructuring charges and reductions in discretionary expenses in response to macroeconomic conditions.
Interest expense increased $5.5 million, primarily due to higher borrowing rates for long-term debt during 2023 compared to 2022.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company has historically generated strong positive cash flows from operations and continues to take proactive measures to manage working capital. We believe cash flows from operations will support our short-term liquidity needs as well as any future liquidity and capital requirements, in combination with available cash balances and borrowing capacity from our revolving credit facility.
The Company is party to a senior secured Credit Agreement, as amended and restated on November 18, 2021 (the "Credit Agreement"), which provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), collectively referred to as “Credit Facilities,” with the lenders and agents party thereto. Term Loan A requires quarterly repayments which commenced in March 2023, and the remaining principal is due at maturity. Additionally, the Company has outstanding $400.0 million of unsecured 4.125% senior notes due 2029.
These debt obligations could restrict our future business strategies and could adversely impact our future results of operations, financial conditions or cash flows. Refer to Note 11 to the Company's financial statements in this Form 10-K for additional information regarding the Company's Notes and Credit Facilities, including covenants and interest rates thereunder, and borrowing limits and availability as of December 2023.
As of December 2023, the Company was in compliance with all applicable covenants under the Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company's operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of December 2023.

Kontoor Brands, Inc. 2023 Form 10-K 31

The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of December 2023:

(In millions)	December 2023
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.3
Cash and cash equivalents	$215.1
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.7 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At December 2023 and December 2022, the Company had $24.1 million and $24.8 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at December 2023, and $7.1 million of outstanding balances at December 2022. In addition, short-term borrowings included other debt of $0.2 million at December 2022, with no balance remaining at December 2023.
On August 5, 2021, the Company's Board of Directors approved a share repurchase program (the "2021 Repurchase Program") which authorized the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. On December 11, 2023, the Company announced that its Board of Directors approved a new share repurchase program ("the 2023 Repurchase Program") which authorized the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2023 Repurchase Program replaced all remaining shares under the 2021 Repurchase Program and does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.
The timing and amount of repurchases are determined by the Company's management based on its evaluation of market conditions, continued compliance with its debt covenants and other factors. All shares reacquired in connection with the Company's repurchase programs are treated as authorized and unissued shares upon repurchase.
During the years ended December 2023 and December 2022, the Company repurchased 0.6 million and 1.5 million shares of Common Stock, respectively, for $30.1 million and $62.5 million, respectively, including commissions, under the 2021 Repurchase Program. All of the $300.0 million authorized for repurchase under the 2023 Repurchase Program remained available for repurchase as of December 2023.
During 2023, the Company paid $108.6 million of dividends to its shareholders. On February 15, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of the Company's Common Stock. The cash dividend will be payable on March 18, 2024, to shareholders of record at the close of business on March 8, 2024.
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
We anticipate that we will have sufficient cash flows from operations, along with existing borrowing capacity, to support continued investments in our brands, infrastructure, talent and capabilities, dividend payments to shareholders, repayment of our current and long-term debt obligations when due and repurchases of Common Stock. In addition, we would use current liquidity as well as access to capital markets to fund any strategic investment opportunities that may arise.
We currently expect capital expenditures to be approximately $40.0 million in 2024, primarily to support manufacturing, distribution, facility improvement, information technology and owned retail store investments.
32 Kontoor Brands, Inc 2023 Form 10-K

The following table presents our cash flows during the periods:

(In millions)	Year Ended December

Cash provided (used) by:	2023	2022
Operating activities	$356.5	$83.6
Investing activities	$(39.1)	$(30.1)
Financing activities	$(155.7)	$(170.9)
Operating Activities
During 2023, cash provided by operating activities increased $273.0 million as compared to 2022. The increase was primarily due to favorable changes in inventory, partially offset by unfavorable changes in accounts receivable and income taxes compared to the prior year period.
Investing Activities
During 2023, cash used by investing activities increased $9.0 million as compared to 2022, primarily due to increases in property, plant and equipment expenditures to support investments in information technology, manufacturing, distribution and owned retail stores.
Financing Activities
During 2023, cash used by financing activities decreased $15.2 million as compared to 2022. This decrease was primarily due to lower repurchases of Common Stock compared to the prior year period.
Contractual Obligations
The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's estimated contractual obligations and other commercial commitments at December 2023 and the future periods in which such obligations are expected to be settled in cash are described below.
Contractual commitments on the Company's balance sheets include obligations to make principal payments on $790.0 million of long-term debt based on the defined terms of our debt agreements. Refer to Note 11 to the Company's financial statements in this Form 10-K for additional information. These debt agreements also require periodic interest payments on floating and fixed rate terms. Future estimated interest payments under these agreements, based on interest rates in effect as of December 2023 and the remaining terms of the debt arrangements, are $43.9 million, $42.5 million, $38.3 million, $16.5 million, $16.5 million and $16.5 million for 2024 through 2029, respectively, with no remaining payments thereafter.
The Company has future payments related to "other liabilities" recorded in the balance sheets, which primarily represent long-term liabilities for deferred compensation and other employee-related benefits. Refer to Note 12 and Note 13 to the Company's financial statements in this Form 10-K for additional information.
The Company is obligated under noncancelable operating leases. Refer to Note 20 to the Company's financial statements in this Form 10-K for additional information related to future lease payments.
The Company has unrecorded commitments consisting of inventory obligations, minimum royalty payments and other obligations. Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending and (iii) advertising. Refer to Note 21 to the Company's financial statements in this Form 10-K for additional information.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Kontoor Brands, Inc. 2023 Form 10-K 33

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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the methodology used to evaluate the impairment of property, plant and equipment and operating lease assets during 2023. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments, useful lives of property, plant and equipment or term length of leases. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to potentially material impairments. As of December 2023, the effect of a hypothetical 10% change in the aforementioned key assumptions would not have a material effect on reported results.

34 Kontoor Brands, Inc 2023 Form 10-K

Indefinite-Lived Intangible Assets and Goodwill
Description
Our policy is to evaluate indefinite-lived intangible assets and goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. As part of our annual impairment testing, we may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If the Company elects to perform a qualitative analysis and determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for possible impairment. Alternatively, the Company may elect to bypass a qualitative analysis and perform a quantitative analysis.
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
Based on the range of estimated fair values developed from the income and market-based methods, we determine the estimated fair value of the reporting unit. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the estimated fair value of the reporting unit is less than its carrying value, we calculate the impairment loss as the difference between the carrying value of the reporting unit and the estimated fair value.
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
Effect if Actual Results Differ From Assumptions
Management makes its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that our conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no

Kontoor Brands, Inc. 2023 Form 10-K 35

assurance that the estimates and assumptions used in our goodwill and intangible asset impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of net revenues and EBITDA. A future impairment charge for goodwill or intangible assets could have a material effect on our financial position and results of operations. As of December 2023, the effect of a hypothetical 10% change in the aforementioned key assumptions would not have a material effect on reported results.
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
The Company has $69.2 million of gross deferred income tax assets related to income tax credit carryforwards and $30.5 million of gross deferred income tax assets related to operating loss carryforwards, offset by valuation allowances of $65.7 million and $17.8 million, respectively. Realization of deferred tax assets related to income tax credit and operating loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management believes that the Company will not be able to generate sufficient taxable income to offset losses during the carryforward periods, the Company records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. If in a future period management determines that the amount of deferred tax assets to be realized differs from the net recorded amount, the Company would record an adjustment to income tax expense in that future period.

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
36 Kontoor Brands, Inc 2023 Form 10-K

Cash and Cash Equivalents Risks
We had $215.1 million of cash and cash equivalents at the end of 2023. Management continually monitors the credit ratings of the financial institutions with whom we conduct business. Similarly, management monitors the credit quality of cash equivalents.
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
Interest Rate Risks
The Company's debt outstanding under the Credit Facilities bears interest at variable interest rates plus applicable spreads. In addition, the funding fees charged by the financial institution for the trade accounts receivable sale program are based on underlying variable interest rates and customer credit risk. The Company uses derivative financial instruments to mitigate some of these exposures to the volatility in interest rates. However, changes in interest rates would also affect interest income earned on our cash equivalents. Based on balances of outstanding debt, sold trade accounts receivable and cash equivalents as of December 2023, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $0.9 million.
Foreign Currency Exchange Rate Risks
We are a global enterprise subject to the risk of foreign currency fluctuations. Approximately 21% of our net revenues in 2023 were generated in international markets. Most of our foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where we have operations, there is a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Management hedges certain of the Company's foreign currency transactions and may hedge investments in certain foreign operations.
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
For cash flow hedging contracts outstanding at December 2023, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of 2023, it would result in a change in fair value of those contracts of approximately $22.7 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
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

Kontoor Brands, Inc. 2023 Form 10-K 37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Company's management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 30, 2023, the Company's disclosure controls and procedures were effective to (1) ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports it files with or submits to the SEC within the required time periods specified in the Commission's rules and forms and (2) accumulate and communicate this information to management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding this disclosure.

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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2023. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 30, 2023.
The effectiveness of the Company's internal control over financial reporting as of December 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
During the three months ended December 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
38 Kontoor Brands, Inc 2023 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by Item 10 of this Part III is included under the captions “Proposal No. 1—Election of Directors,” “Executive Officers,” “Corporate Governance—Code of Conduct,” “Corporate Governance—Board Committees” and “Additional Information—Delinquent Section 16(a) Reports” (to the extent reported therein) in Kontoor’s definitive 2024 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 30, 2023, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 of this Part III is included under the captions “Corporate Governance—Talent and Compensation Committee Interlocks and Insider Participation," "Director Compensation” and “Executive Compensation” in Kontoor’s definitive 2024 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 30, 2023, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 of this Part III is included under the captions "Executive Compensation—2023 Equity Compensation Plan Information Table" and “Security Ownership of Certain Beneficial Owners and Management” in Kontoor’s definitive 2024 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 30, 2023, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by Item 13 of this Part III is included under the captions "Corporate Governance—Related Person Transactions Policy" and "Corporate Governance—Director Independence" in Kontoor's definitive 2024 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 30, 2023, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by Item 14 of this Part III is included under the caption “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm” in Kontoor’s definitive 2024 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 30, 2023, which information is incorporated herein by reference.

Kontoor Brands, Inc. 2023 Form 10-K 39

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial statements:
2. Financial statement schedules:

PAGE NUMBER
Schedule II — Valuation and Qualifying Accounts	83
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

40 Kontoor Brands, Inc 2023 Form 10-K

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

Kontoor Brands, Inc. 2023 Form 10-K 41

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

10.40+
Form of Award Certificate for Performance-Based Restricted Stock Units (Standard Form) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022)

10.41
Amendment No. 1, dated as of December 12, 2022, to the Amended and Restated Credit Agreement, dated as of November 18, 2021, by and among Kontoor Brands, Inc., the co-borrowers and guarantors party thereto, and the lenders and agents from time to time party thereto. (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2023)

10.42+	Kontoor Brands, Inc. 2019 Stock Compensation Plan Amendment No. 1 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)

10.43+	Form of Award Certificate for Performance-Based Restricted Stock Units (2023 Form) (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)

10.44+	Form of Award Certificate for Restricted Stock Units (Cash Settled)*

10.45+	Form of Award Certificate for Performance-Based Restricted Stock Units (Cash Settled)*

21*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature pages of this Form 10-K)

31.1*	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph A. Alkire, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Joseph A. Alkire, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Kontoor Brands, Inc. Forfeiture and Recovery Policy for Equity and Incentive Awards*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY.
None.
42 Kontoor Brands, Inc 2023 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONTOOR BRANDS, INC.

February 28, 2024	By:	/s/ Scott H. Baxter
Scott H. Baxter President, Chief Executive Officer and Chair of the Board (Principal Executive Officer)
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Scott H. Baxter and Joseph A. Alkire, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of February 28, 2024:

Signature	Capacity

/s/ Scott H. Baxter	President, Chief Executive Officer and Chair of the Board
Scott H. Baxter	(Principal Executive Officer)

/s/ Joseph A. Alkire	Executive Vice President and Chief Financial Officer
Joseph A. Alkire	(Principal Financial Officer)

/s/ Denise Sumner	Vice President and Chief Accounting Officer
Denise Sumner	(Principal Accounting Officer)

/s/ Robert K. Shearer	Director
Robert K. Shearer

/s/ Ashley D. Goldsmith	Director
Ashley D. Goldsmith

/s/ Robert M. Lynch	Director
Robert M. Lynch

/s/ Andrew E. Page	Director
Andrew E. Page

/s/ Mark L. Schiller	Director
Mark L. Schiller

/s/ Shelley Stewart, Jr.	Director
Shelley Stewart, Jr.

Kontoor Brands, Inc. 2023 Form 10-K 43

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kontoor Brands, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kontoor Brands, Inc. and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
44 Kontoor Brands, Inc. 2023 Form 10-K

Accounting for Deferred Income Taxes
As described in Notes 1 and 18 to the financial statements, the Company has net deferred income tax assets of $69.5 million, including a valuation allowance of $86.2 million, as of December 30, 2023. Deferred income tax assets and deferred income tax liabilities reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and net operating loss carryforwards are recorded utilizing tax rates currently enacted for the years in which the differences are expected to be settled or realized. Management periodically assesses the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits and changes in estimates and judgments used. As disclosed by management, the Company is subject to income taxes and files income tax returns in over 50 U.S. and foreign jurisdictions each year.
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
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 28, 2024
We have served as the Company’s auditor since 2018.

Kontoor Brands, Inc. 2023 Form 10-K 45

KONTOOR BRANDS, INC.
Consolidated Balance Sheets

(In thousands, except share amounts)	December 2023	December 2022
ASSETS
Current assets
Cash and cash equivalents	$215,050	$59,179
Accounts receivable, net	217,673	225,858
Inventories	500,353	596,836
Prepaid expenses and other current assets	110,808	100,396
Total current assets	1,043,884	982,269
Property, plant and equipment, net	112,045	104,465
Operating lease assets	54,812	51,029
Intangible assets, net	12,497	13,361
Goodwill	209,862	209,627
Deferred income tax assets	75,081	67,282
Other assets	137,258	154,228
TOTAL ASSETS	$1,645,439	$1,582,261
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$7,280
Current portion of long-term debt	20,000	10,000
Accounts payable	180,220	206,262
Accrued liabilities	171,414	196,989
Operating lease liabilities, current	21,003	19,898
Total current liabilities	392,637	440,429
Operating lease liabilities, noncurrent	36,753	31,506
Deferred income tax liabilities	5,611	6,919
Other liabilities	74,604	70,031
Long-term debt	763,921	782,619
Total liabilities	1,273,526	1,331,504
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at December 2023 and 2022	—	—
Common Stock, no par value; shares authorized, 600,000,000; outstanding shares of 55,720,251 at December 2023 and 55,516,872 at December 2022	—	—
Additional paid-in capital	273,197	243,696
Retained earnings	166,567	86,726
Accumulated other comprehensive loss	(67,851)	(79,665)
Total equity	371,913	250,757
TOTAL LIABILITIES AND EQUITY	$1,645,439	$1,582,261
See accompanying notes to consolidated financial statements.
46 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Consolidated Statements of Operations

	Year Ended December

(In thousands, except per share amounts)	2023	2022	2021
Net revenues	$2,607,472	$2,631,444	$2,475,916
Costs and operating expenses
Cost of goods sold	1,519,635	1,497,076	1,368,190
Selling, general and administrative expenses	768,568	777,703	824,747
Total costs and operating expenses	2,288,203	2,274,779	2,192,937
Operating income	319,269	356,665	282,979
Interest expense	(40,408)	(34,919)	(38,900)
Interest income	3,791	1,352	1,480
Other expense, net	(10,753)	(3,962)	(959)
Income before income taxes	271,899	319,136	244,600
Income taxes	40,905	73,643	49,177
Net income	$230,994	$245,493	$195,423
Earnings per common share
Basic	$4.13	$4.40	$3.40
Diluted	$4.06	$4.31	$3.31
Weighted average shares outstanding
Basic	55,961	55,744	57,394
Diluted	56,931	56,962	59,086
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2023 Form 10-K 47

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December

(In thousands)	2023	2022	2021
Net income	$230,994	$245,493	$195,423
Other comprehensive income
Net change in foreign currency translation	16,405	(14,337)	(12,947)
Net change in defined benefit pension plans	670	4,420	(288)
Net change in derivative financial instruments	(5,261)	23,008	15,286
Total other comprehensive income, net of related taxes	11,814	13,091	2,051
Comprehensive income	$242,808	$258,584	$197,474
See accompanying notes to consolidated financial statements.
48 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows

	Year Ended December

(In thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$230,994	$245,493	$195,423
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,046	37,126	36,599
Stock-based compensation	16,725	21,891	38,516
Provision for doubtful accounts	(807)	(44)	330
Deferred income taxes	(3,750)	127	3,637
Other	5,359	(592)	9,087
Changes in operating assets and liabilities:
Accounts receivable	14,905	56,696	(60,957)
Inventories	101,284	(236,166)	(24,928)
Accounts payable	(19,916)	(4,117)	47,662
Income taxes	(29,335)	6,916	15,987
Accrued liabilities	(1,858)	(31,108)	18,859
Other assets and liabilities	4,902	(12,637)	3,647
Cash provided by operating activities	356,549	83,585	283,862
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(27,366)	(18,375)	(10,551)
Capitalized computer software	(10,018)	(10,022)	(26,322)
Proceeds from sales of assets	510	64	669
Other	(2,264)	(1,785)	(3,167)
Cash used by investing activities	(39,138)	(30,118)	(39,371)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	288,000	163,000	—
Repayments under revolving credit facility	(288,000)	(163,000)	—
Proceeds from issuance of senior notes	—	—	400,000
Payment of deferred financing costs	—	(298)	(8,010)
Repayments of term loans	(10,000)	—	(523,000)
Repurchases of Common Stock	(30,111)	(62,494)	(75,462)
Dividends paid	(108,574)	(103,661)	(95,081)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	284	(11,700)	(1,951)
Other	(7,297)	7,246	(562)
Cash used by financing activities	(155,698)	(170,907)	(304,066)
Effect of foreign currency rate changes on cash and cash equivalents	(5,842)	(8,703)	(3,241)
Net change in cash and cash equivalents	155,871	(126,143)	(62,816)
Cash and cash equivalents - beginning of period	59,179	185,322	248,138
Cash and cash equivalents - end of period	$215,050	$59,179	$185,322

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$36,405	$31,955	$27,074
Income taxes paid	74,184	67,798	32,607
Change in accrual for property, plant and equipment	(3,747)	2,522	(336)
Change in accrual for capitalized computer software	(981)	2,958	(2,669)
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2023 Form 10-K 49

KONTOOR BRANDS, INC.
Consolidated Statements of Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	Amounts
Balance, December 2020	57,255	$—	$172,297	$7,151	$(94,807)	$84,641
Net income	—	—	—	195,423	—	195,423
Stock-based compensation, net	504	—	45,962	(9,396)	—	36,566
Other comprehensive income	—	—	—	—	2,051	2,051
Dividends on Common Stock ($1.66 per share)	—	—	—	(95,081)	—	(95,081)
Repurchases of Common Stock	(1,378)	—	—	(75,462)	—	(75,462)
Balance, December 2021	56,381	$—	$218,259	$22,635	$(92,756)	$148,138
Net income	—	—	—	245,493	—	245,493
Stock-based compensation, net	631	—	25,437	(15,247)	—	10,190
Other comprehensive income	—	—	—	—	13,091	13,091
Dividends on Common Stock ($1.86 per share)	—	—	—	(103,661)	—	(103,661)
Repurchases of Common Stock	(1,495)	—	—	(62,494)	—	(62,494)
Balance, December 2022	55,517	$—	$243,696	$86,726	$(79,665)	$250,757
Net income	—	—	—	230,994	—	230,994
Stock-based compensation, net	782	—	29,612	(12,579)	—	17,033
Other comprehensive income	—	—	—	—	11,814	11,814
Dividends on Common Stock ($1.94 per share)	—	—	—	(108,574)	—	(108,574)
Repurchases of Common Stock	(579)	—	(111)	(30,000)	—	(30,111)
Balance, December 2023	55,720	$—	$273,197	$166,567	$(67,851)	$371,913
See accompanying notes to consolidated financial statements.
50 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Kontoor Brands, Inc. 2023 Form 10-K 51

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, mid-tier and traditional department stores, company-operated stores and online, including digital marketplaces. The Company's products are also sold internationally, primarily in the Europe, Asia-Pacific and Non-U.S. Americas regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online, including digital marketplaces.
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2023, December 2022 and December 2021 correspond to the 52-week fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions, including inflation, elevated interest rates, recessionary concerns and fluctuating foreign currency exchange rates, as well as continuing global supply chain issues and uneven post-pandemic economic recovery in China, continue to adversely impact global economic conditions, as well as the Company's operations. Additionally, the conflicts in the Ukraine and Middle East are causing disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these annual financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 11 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Consolidated Financial Statements
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The Company’s consolidated financial statements are referred to throughout this Annual Report on Form 10-K as “financial statements."
Use of Estimates
In preparing the financial statements in accordance with GAAP, management makes estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Foreign Currency Translation and Transactions
The financial statements of most foreign subsidiaries are measured using the foreign currency as their functional currency. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates in effect at the balance sheet dates, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (“OCI”).
Certain transactions are denominated in a currency other than the functional currency of a particular subsidiary, and typically result in receivables or payables that are denominated in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transactions. As discussed in Note 15 to the Company's financial statements, the Company enters into contracts to manage foreign currency risk on certain of these transactions. Foreign currency transaction gains and losses reported in the statements of operations, net of the related hedging gains and losses, were gains of $12.5 million and $7.9 million in 2023 and 2022, respectively, and a loss of $3.1 million in 2021.
Cash and Cash Equivalents
Cash and cash equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $147.8 million and $22.3 million at December 2023 and 2022, respectively, consist of money market funds and short-term time deposits.
52 Kontoor Brands, Inc. 2023 Form 10-K

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
Property, Plant and Equipment
Property, plant and equipment is initially recorded at cost. The Company capitalizes improvements to property, plant and equipment that substantially extend the useful life of an asset, and interest costs incurred during construction of major assets. Depreciation is computed using the straight-line method over each asset's estimated useful life, ranging from three to ten years for machinery and equipment and up to 40 years for buildings and improvements. Amortization expense for leasehold improvements is recognized over the shorter of the estimated useful life or lease term and is included in depreciation and amortization expense. Repair and maintenance costs are expensed as incurred.
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
Intangible Assets
Intangible assets include acquired trademarks and trade names, some of which are registered in multiple countries. Amortization of finite-lived trademarks and trade names is computed on a straight-line basis over a 16 year estimated useful life. Trademarks and trade names determined to have indefinite lives are not amortized.
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
Goodwill and Indefinite-lived Intangible Assets — The Company’s policy is to evaluate goodwill and indefinite-lived intangible assets for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying value. The Company may first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If the Company performs a qualitative

Kontoor Brands, Inc. 2023 Form 10-K 53

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
analysis and determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for possible impairment. Alternatively, the Company may elect to bypass a qualitative analysis and perform a quantitative analysis.
If goodwill is quantitatively tested for possible impairment, the estimated fair value of a reporting unit is compared with its carrying value, including the goodwill assigned to that reporting unit. An impairment charge is recorded to the extent that the carrying value of the reporting unit exceeds its estimated fair value. An indefinite-lived intangible asset is quantitatively tested for possible impairment by comparing the estimated fair value of the asset with its carrying value. An impairment charge is recorded to the extent that the carrying value of the asset exceeds its estimated fair value.
Leases and Rent Expense
The Company enters into operating leases for retail stores, operational facilities, vehicles and equipment, with terms expiring at various dates through 2033. Leases for real estate typically have initial terms ranging from one to ten years, generally with renewal options. Leases for vehicles and equipment typically have initial terms ranging from one to seven years.
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
The Company measures right-of-use operating lease assets and related operating lease liabilities based on the present value of remaining lease payments, including in-substance fixed payments, the current payment amount when payments depend on an index or rate (e.g., inflation adjustments, market renewals) and the amount the Company believes is probable to be paid to the lessor under residual value guarantees, when applicable. As applicable borrowing rates are not typically implied within our lease arrangements, the Company discounts lease payments based on its estimated incremental borrowing rate at lease commencement, or modification, which is based on the Company’s estimated credit rating, the lease term at commencement or modification and the jurisdiction where the lease is being executed.
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. The transfer of control typically occurs at a point in time based on consideration of when the customer has i) an obligation to pay for, ii) physical possession of, iii) legal title to, iv) risks and rewards of ownership of and v) accepted the goods or services. Revenue recognition within the wholesale channels occurs either upon shipment or delivery of goods based on contractual terms with the customer. Revenue recognition in the direct-to-consumer channels typically occurs at the point of sale for Company-operated or concession retail stores and either upon shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers or other third parties, the Company’s promise to the customer is a performance obligation to provide the specified goods and the Company has discretion in establishing pricing. For each of these arrangements, the Company is the principal and revenue is recognized on a gross basis at the transaction price.
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
54 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
The Company sponsors a customer loyalty program in certain regions which allows its direct-to-consumer customers to earn rewards that are redeemable for discounts on future purchases. Under the program, the Company estimates the standalone selling price of the loyalty rewards and allocates a portion of the consideration for the sale of products to the loyalty points earned. The deferred amount is recorded as a contract liability, and recognized as revenue when the points are redeemed or when the likelihood of redemption is remote.
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
The Company has licensing agreements for its symbolic intellectual property, most of which include minimum guarantees for sales-based royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees’ sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees and collection is probable. As of December 2023, the Company has contractual rights under its licensing agreements to receive $90.8 million of fixed consideration related to the future minimum guarantees through December 2029. The variable consideration is not disclosed as a remaining performance obligation as the licensing arrangements qualify for the sales-based royalty exemption. Royalty income was included within "net revenues" in the Company's statements of operations and was $37.1 million, $32.5 million and $26.6 million in 2023, 2022 and 2021, respectively.
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
Cost of Goods Sold
Cost of goods sold for company-manufactured goods includes all materials, labor and overhead costs incurred in the production process. Cost of goods sold for purchased finished goods includes the purchase costs and related overhead. In both cases, overhead includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, amortization, restructuring, freight, duties, royalties paid to third parties and shrinkage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, advertising and marketing, direct-to-consumer operations, warehousing, distribution, shipping and handling, licensing, restructuring and administration. Advertising and marketing costs are expensed as incurred and totaled $133.0 million, $137.8 million and $142.0 million in 2023, 2022 and 2021, respectively. Advertising and marketing costs include traditional and digital media, as well as other expenses related to demand creation and internal payroll costs for advertising and marketing employees. Advertising and marketing costs also include cooperative advertising payments made to the Company's customers as reimbursement for their costs of advertising the Company’s products, and totaled $2.8 million, $4.3 million and $3.3 million in 2023, 2022 and 2021, respectively. Shipping and handling costs for delivery of products to customers totaled $93.5 million, $89.0 million and $84.4 million in 2023, 2022 and 2021, respectively.
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
To qualify for hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedges and must be highly effective in offsetting changes in future cash flows of hedged transactions. Further, at the inception of a contract and on an ongoing basis, the Company assesses whether the hedging instruments are effective in offsetting the risk of the hedged

Kontoor Brands, Inc. 2023 Form 10-K 55

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
transactions. Occasionally, a portion of a derivative instrument will be considered ineffective in hedging the originally identified exposure due to a decline in amount or a change in timing of the hedged exposure. In such cases, hedge accounting treatment is discontinued for the ineffective portion of that hedging instrument, and any change in fair value for the ineffective portion is recognized in net income. The Company does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Company's statements of cash flows in the same category as the items being hedged. Hedging contracts are further described in Note 15 to the Company's financial statements.
Cash Flow Hedges — The Company uses foreign currency exchange contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, intercompany service fees and royalties. The Company uses interest rate swap agreements to partially hedge the interest rate risk associated with the volatility of the applicable monthly interest rate benchmark in our debt agreement.
Derivative Contracts Not Designated as Hedges — Any contracts that are not designated as hedges, primarily related to foreign currency exchange risk on certain accounts receivable and accounts payable, are recorded at fair value in the Company's balance sheets. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings.
The counterparties to our derivative contracts are financial institutions with investment grade credit ratings, but this does not eliminate the Company's exposure to credit risk with these institutions. To manage its credit risk, the Company monitors the credit risks of its counterparties, limits its exposure in the aggregate and to any single counterparty, and adjusts its hedging positions as appropriate. The impact of the Company's credit risk and the credit risk of its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the derivative contracts. Credit risk has not had a significant effect on the fair value of our derivative contracts. The counterparties to our derivative contracts are also lenders under our Credit Facilities (as defined in Note 11 to the Company's financial statements). These derivative contracts are secured by the same collateral that secures our Credit Facilities.
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
Income Taxes
Income taxes are provided on pre-tax income for financial reporting purposes. "Deferred income tax assets" and "deferred income tax liabilities," as presented in the Company's balance sheets, reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and net operating losses are recorded utilizing tax rates currently enacted for the years in which the differences are expected to be settled or realized. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits and changes in estimates and judgments used. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. Accrued income taxes in the Company's balance sheets include unrecognized income tax benefits along with related interest and penalties, which are appropriately classified as current or noncurrent. All deferred tax assets and liabilities are classified as noncurrent in the Company's balance sheets. The provision for income taxes as presented in the Company's statements of income also includes estimated interest and penalties related to uncertain tax positions.
Concentration of Risks
The Company markets products to a broad customer base throughout the world. Products are sold at a range of price points through our wholesale and direct-to-consumer channels. The Company’s two largest customers, both U.S.-based retailers, accounted for 36% and 11% of 2023 net revenues, and the top ten customers accounted for 62% of 2023 net revenues. Sales are typically made on an unsecured basis under customary terms that vary by product, channel of distribution or geographic region. The Company continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The Company is not aware of any issues with respect to relationships with any of its top customers.
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
56 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Out-of-Period Adjustments
During 2023, management identified inaccuracies in processing certain transactions with U.S. Customs and Border Protection ("U.S. Customs") arising from the implementation of the Company's enterprise resource planning system, which resulted in an underpayment of duties owed to U.S. Customs for the 2021 to 2023 periods. Accordingly, the Company recorded $14.5 million in adjustments in 2023 within "cost of goods sold" to accrue for underpayment of duty expense related to prior years. The Company concluded that the out-of-period adjustments were not material to the annual or interim financial statements for the year ended December 2023 or to the previously reported annual or interim periods for the years ended December 2022 and December 2021.
In October 2023, we provided notification of the discrepancies to U.S. Customs, and have tendered cash payments for transactions processed during the fourth quarter of 2023. In 2024, we will tender the remaining amounts accrued as of December 2023 and provide final documentation to U.S. Customs.
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Disclosure of Supplier Finance Program Obligations," which requires entities that provide supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs, outstanding confirmed amounts as of period end, a description of where those obligations are presented in the balance sheets and an annual rollforward of obligations. This guidance was adopted by the Company during the first quarter of 2023, except for the requirement to include a rollforward of obligations which is effective beginning in 2024 with early adoption permitted. Refer to Note 10 to the Company's financial statements for additional information related to our supply chain finance programs.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This guidance requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires disclosure of specific categories and greater disaggregation within the income tax rate reconciliation, and disclosure of disaggregated income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.

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

Kontoor Brands, Inc. 2023 Form 10-K 57

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements

	Year Ended December 2023

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,418,102	$440,690	$10,149	$1,868,941
Non-U.S. Wholesale	181,766	246,873	10	428,649
Direct-to-Consumer	154,262	154,957	663	309,882
Total	$1,754,130	$842,520	$10,822	$2,607,472

Geographic revenues
U.S.	$1,549,051	$500,816	$10,812	$2,060,679
International	205,079	341,704	10	546,793
Total	$1,754,130	$842,520	$10,822	$2,607,472

	Year Ended December 2022

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,423,757	$460,799	$9,903	$1,894,459
Non-U.S. Wholesale	183,714	266,201	903	450,818
Direct-to-Consumer	138,334	147,366	467	286,167
Total	$1,745,805	$874,366	$11,273	$2,631,444

Geographic revenues
U.S.	$1,542,593	$521,636	$10,370	$2,074,599
International	203,212	352,730	903	556,845
Total	$1,745,805	$874,366	$11,273	$2,631,444

	Year Ended December 2021

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,269,718	$420,720	$9,979	$1,700,417
Non-U.S. Wholesale	186,355	301,332	2,854	490,541
Direct-to-Consumer	119,158	165,000	21	284,179
Other	—	—	779	779
Total	$1,575,231	$887,052	$13,633	$2,475,916

Geographic revenues
U.S.	$1,370,916	$487,214	$10,779	$1,868,909
International	204,315	399,838	2,854	607,007
Total	$1,575,231	$887,052	$13,633	$2,475,916
Contract Balances
Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less estimated allowances.
Contract assets are rights to consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. When the Company's right to consideration under a contract becomes unconditional, amounts are invoiced and contract assets are reclassified to "accounts receivable" within the Company's balance sheets. The Company's primary contract assets relate to sales-based royalty arrangements.
58 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer.
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	December 2023	December 2022
Accounts receivable, net	$217,673	$225,858
Contract assets (a)	$10,929	$5,050
Contract liabilities (b)	$1,713	$1,057
(a)Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b)Included within "accrued liabilities" in the Company's balance sheets.
For the year ended December 2023, revenue of $0.4 million was recognized that was included in contract liabilities as of December 2022. For the year ended December 2022, revenue of $1.5 million was recognized that was included in contract liabilities as of December 2021.
Performance Obligations
As of December 2023, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the year ended December 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.

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
The Company has certain shared costs in each region that it allocates between the Wrangler® and Lee® segments. In addition, the Company allocates costs for certain centralized functions and programs to the Wrangler® and Lee® segments. These centralized functions and programs include, but are not limited to, information technology, human resources, supply chain, insurance and related benefit costs associated with those functions. Allocations are based on appropriate metrics such as usage or production of net revenues.
Corporate and other expenses, including certain restructuring costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

Kontoor Brands, Inc. 2023 Form 10-K 59

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Year Ended December

(In thousands)	2023	2022	2021
Segment revenues:
Wrangler	$1,754,130	$1,745,805	$1,575,231
Lee	842,520	874,366	887,052
Total reportable segment revenues	2,596,650	2,620,171	2,462,283
Other revenues	10,822	11,273	13,633
Total net revenues	$2,607,472	$2,631,444	$2,475,916
Segment profit:
Wrangler	$307,521	$321,173	$294,153
Lee	98,148	121,056	128,305
Total reportable segment profit	$405,669	$442,229	$422,458
Corporate and other expenses	(96,075)	(88,932)	(140,960)
Interest expense	(40,408)	(34,919)	(38,900)
Interest income	3,791	1,352	1,480
(Loss) profit related to other revenues	(1,078)	(594)	522
Income before income taxes	$271,899	$319,136	$244,600
The Company reports inventories by segment as that information is used by the chief operating decision maker in assessing segment performance. Segment assets included in the "Other inventories" category represent balances related to other brands and corporate activities, and are provided for purposes of reconciliation. The Company does not report any other assets by segment. Total expenditures for long-lived assets are not disclosed as this information is not regularly provided to the chief operating decision maker at the segment level.
The following table presents assets for the Company's reportable segments and a reconciliation to total asset balances:

(In thousands)	December 2023	December 2022
Segment assets:
Wrangler	$335,629	$402,826
Lee	160,139	187,929
Total reportable segment assets	495,768	590,755
Other inventories	4,585	6,081
Total inventories	$500,353	$596,836
All other assets	1,145,086	985,425
Total assets	$1,645,439	$1,582,261
The following table presents supplemental information of net revenues by geographic area based on the location of the customer:

	Year Ended December

(In thousands)	2023	2022	2021
Revenues:
U.S.	$2,060,679	$2,074,599	$1,868,909
International	546,793	556,845	607,007
Total	$2,607,472	$2,631,444	$2,475,916
Our largest customer accounted for 36% of the Company's total net revenues in both 2023 and 2022, and 34% of the Company's total net revenues in 2021. Another customer accounted for 11% of total net revenues in both 2023 and 2022, and 9% of total net revenues in 2021. Sales to these two customers are included in both the Wrangler® and Lee® reportable segments.
60 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents "property, plant and equipment, net" recorded in the Company's balance sheets by geographic area based on physical location:

(In thousands)	December 2023	December 2022
Property, plant and equipment, net:
U.S.	$66,803	$63,704
International	45,242	40,761
Total	$112,045	$104,465

NOTE 4 — ACCOUNTS RECEIVABLE
The following table presents components of "accounts receivable, net" recorded in the Company's balance sheets:

(In thousands)	December 2023	December 2022
Trade	$200,911	$221,601
Royalty and other	23,977	14,175
Total accounts receivable	224,888	235,776
Less: allowance for doubtful accounts	(7,215)	(9,918)
Accounts receivable, net	$217,673	$225,858
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	Year Ended December
Balance, December 2021	$11,705
Decrease in provision for expected credit losses	(44)
Accounts receivable balances written off	(1,375)
Other (1)	(368)
Balance, December 2022	$9,918
Decrease in provision for expected credit losses	(807)
Accounts receivable balances written off	(2,388)
Other (1)	492
Balance, December 2023	$7,215
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
During 2023, 2022 and 2021, the Company sold total trade accounts receivable of $1.4 billion, $1.4 billion and $1.2 billion, respectively. As of December 2023 and December 2022, $197.7 million and $246.0 million, respectively, of the sold trade accounts receivable were no longer reflected in the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $12.0 million, $5.6 million and $1.8 million in 2023, 2022 and 2021, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

Kontoor Brands, Inc. 2023 Form 10-K 61

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	December 2023	December 2022
Finished products	$421,051	$509,554
Work-in-process	35,722	34,316
Raw materials	43,580	52,966
Total inventories	$500,353	$596,836

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
The following table presents components of "property, plant and equipment, net" recorded in the Company's balance sheets:

(In thousands)	December 2023	December 2022
Land and improvements	$10,795	$10,770
Buildings and improvements	184,173	177,275
Machinery and equipment	335,574	329,415
Property, plant and equipment, at cost	530,542	517,460
Less: accumulated depreciation and amortization	(418,497)	(412,995)
Property, plant and equipment, net	$112,045	$104,465
Depreciation expense was $20.2 million, $21.4 million and $22.4 million in 2023, 2022 and 2021, respectively.
Refer to Note 14 to the Company's financial statements for information on the related fair value considerations.

NOTE 7 — INTANGIBLE ASSETS
The following tables present components of "intangible assets, net" recorded in the Company's balance sheets:

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2023
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$50,083	$8,049
Indefinite-lived intangible assets:
Trademarks and trade names					4,448
Intangible assets, net					$12,497

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2022
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$49,077	$9,055
Indefinite-lived intangible assets:
Trademarks and trade names					4,306
Intangible assets, net					$13,361
Amortization expense was $1.0 million in 2023, 2022 and 2021. Estimated amortization expense for the next five years is $1.0 million each year.
Refer to Note 14 to the Company's financial statements for information on the related fair value considerations.
62 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 8 — GOODWILL
The following table presents changes in "goodwill" recorded in the Company's balance sheets, summarized by reportable segment:

(In thousands)	Wrangler	Lee	Total
Balance, December 2021	$130,923	$81,290	$212,213
Currency translation	(1,596)	(990)	(2,586)
Balance, December 2022	129,327	80,300	209,627
Currency translation	145	90	235
Balance, December 2023	$129,472	$80,390	$209,862
Refer to Note 14 to the Company's financial statements for information on the related fair value considerations.

NOTE 9 — OTHER ASSETS
The following table presents components of "other assets" recorded in the Company's balance sheets:

(In thousands)	December 2023	December 2022
Investments held for deferred compensation plans (Note 13)	$39,966	$37,740
Capitalized computer software, net of accumulated amortization of $43,108 in 2023 and $28,855 in 2022	74,481	82,419
Deposits	3,475	3,372
Partnership stores and shop-in-shop costs, net of accumulated amortization of $16,380 in 2023 and $15,833 in 2022	3,888	3,255
Derivative assets (Note 15)	1,438	12,739
Other	14,010	14,703
Total other assets	$137,258	$154,228

NOTE 10 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. Participation in an SCF program is based on terms and conditions negotiated directly between the suppliers and the financial institutions. The Company agrees to commercial terms with suppliers independent of their participation in an SCF program, and thus their participation has no impact on our payment terms. The Company is not a party to the agreements between our suppliers and the financial institutions, and has no economic interest in our suppliers' decision to participate in an SCF program. Suppliers who participate in an SCF program have sole discretion to determine which invoices, if any, are to be sold to the financial institutions. All amounts payable to suppliers who participate in SCF programs are included within "accounts payable" in the Company's balance sheets, and the Company's associated payments are included in operating activities in the Company's statements of cash flows. At December 2023 and December 2022, accounts payable included total outstanding balances of $19.7 million and $24.7 million, respectively, due to suppliers that participate in the SCF programs.

NOTE 11 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At December 2023 and December 2022, the Company had $24.1 million and $24.8 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at December 2023, and $7.1 million of outstanding balances at December 2022. In addition, short-term borrowings included other debt of $0.2 million at December 2022, with no balance remaining at December 2023.

Kontoor Brands, Inc. 2023 Form 10-K 63

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	December 2023	December 2022
Revolving Credit Facility	$—	$—
Term Loan A	388,481	397,954
4.125% Notes, due 2029	395,440	394,665
Total long-term debt	783,921	792,619
Less: current portion	(20,000)	(10,000)
Long-term debt, due beyond one year	$763,921	$782,619
Credit Facilities
The Company is party to a senior secured Credit Agreement, as amended and restated on November 18, 2021 (the "Credit Agreement"), which provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), collectively referred to as “Credit Facilities,” with the lenders and agents party thereto.
Term Loan A requires quarterly repayments which commenced in March 2023, and the remaining principal is due at maturity. Term Loan A had an outstanding principal amount of $390.0 million and $400.0 million at December 2023 and December 2022, respectively, which is reported net of unamortized deferred financing costs. As of December 2023, interest expense on Term Loan A was being recorded at an effective annual interest rate of 4.4%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of December 2023, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.7 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.3 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company and its subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 2023, the Company was in compliance with all covenants under the Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
Senior Notes
On November 18, 2021, the Company entered into an indenture (the “Indenture”) by and among the Company and certain subsidiaries of the Company named as guarantors therein (the "Guarantors"), pursuant to which it issued $400.0 million of unsecured senior notes bearing interest at a fixed rate of 4.125% per annum (the “Notes”) through a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. Interest on the Notes is payable in cash in arrears on May 15 and November 15 of each year.
The Notes had an outstanding principal amount of $400.0 million at both December 2023 and December 2022, which is reported net of unamortized deferred financing costs. As of December 2023, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
64 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
The Indenture governing the Notes contains customary negative covenants for financings of this type that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. The Indenture does not contain any financial covenants. As of December 2023, the Company was in compliance with the covenants of the Indenture.
The following table presents scheduled payments of long-term debt as of December 2023 for the next five years and thereafter:

(In thousands)	Future Principal Payments

2024	$20,000
2025	20,000
2026	350,000
2027	—
2028	—
Thereafter	400,000
790,000
Less: unamortized deferred financing costs	(6,079)
Total long-term debt	783,921
Less: current portion	(20,000)
Long-term debt, due beyond one year	$763,921
In connection with the Credit Agreement and Notes issuance, the Company capitalized $2.1 million and $6.2 million of debt issuance costs, respectively, which are being amortized into net interest expense over their respective terms. During 2021, the Company recorded interest expense of $6.6 million due to accelerated amortization of the original issue discount and debt issuance costs associated with refinancing and early repayments on our Credit Facilities.

Kontoor Brands, Inc. 2023 Form 10-K 65

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 12 — ACCRUED LIABILITIES AND OTHER LIABILITIES
The following table presents components of "accrued liabilities" recorded as current liabilities in the Company's balance sheets:

(In thousands)	December 2023	December 2022
Customer discounts, allowances and incentives	$42,159	$44,710
Compensation	37,501	35,483
Other taxes	21,580	14,628
Advertising	7,826	7,799
Derivative liabilities (Note 15)	4,009	1,218
Deferred compensation (Note 13)	6,284	5,392
Restructuring (Note 22)	827	10,695
Professional services	8,598	13,460
Income taxes payable	11,552	29,859
Customer deposits	5,833	6,715
Insurance	3,138	3,048
Contract liabilities (Note 2)	1,713	1,057
Other	20,394	22,925
Accrued liabilities	$171,414	$196,989
The following table presents components of "other liabilities" recorded as noncurrent liabilities in the Company's balance sheets:

(In thousands)	December 2023	December 2022
Deferred compensation (Note 13)	$42,855	$39,197
Derivative liabilities (Note 15)	1,112	1,089
Income taxes payable	13,949	15,359
Pension liabilities (Note 13)	3,491	4,334
Insurance	1,253	1,242
Other	11,944	8,810
Other liabilities	$74,604	$70,031

NOTE 13 — RETIREMENT AND SAVINGS BENEFIT PLANS
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
66 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following tables present key components of pension costs, amounts recorded in the balance sheets and related key assumptions:

	Year Ended December

(In thousands)	2023	2022	2021
Amounts included in the statements of operations:
Net pension costs	$322	$811	$866
Curtailments	$—	$(2,581)	$—
Actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	0.91%	0.64%	0.64%
Rate of inflation	1.90%	1.70%	1.70%
Expected long-term return on plan assets	3.00%	3.00%	3.00%
Rate of compensation increase	3.10%	2.90%	2.90%

(In thousands)	December 2023	December 2022
Amounts included in the balance sheets:
Projected benefit obligations	$14,348	$14,206
Fair value of plan assets	10,857	9,872
Funded status - recorded in other liabilities (Note 12)	$3,491	$4,334
Accumulated other comprehensive gain, pretax - net deferred amounts	3,875	2,985
Actuarial assumptions used to determine pension obligations:
Discount rate	3.18%	0.91%
Rate of compensation increase	3.40%	3.10%
Accumulated benefit obligations	$11,808	$11,694
Net pension costs are reflected in the Company's statements of operations primarily within "selling, general and administrative expenses." The Company also recognized a $2.6 million pension curtailment gain within "other expense, net" in the Company's statements of operations for the year ended December 2022 attributable to employee restructuring in Europe as discussed in Note 22 to the Company's financial statements. Plan assets are invested in group insurance contracts, the fair values of which are provided by the insurance companies (Level 2). Refer to Note 14 to the Company's financial statements for a description of the three levels of the fair value hierarchy.
Other Retirement and Savings Plans
The Company sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. At December 2023, the liability to the Company’s participants was $46.3 million, of which $6.3 million was current and recorded in "accrued liabilities" (Note 12) and $40.0 million was noncurrent and recorded in "other liabilities" (Note 12). At December 2022, the liability to the Company’s participants was $43.1 million, of which $5.4 million was current and recorded in "accrued liabilities" (Note 12) and $37.7 million was noncurrent and recorded in "other liabilities" (Note 12). The Company also sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. At December 2023 and December 2022, the Company's liability for this plan was $2.9 million and $1.5 million, respectively, all of which was noncurrent and recorded in "other liabilities" (Note 12).
The Company has purchased publicly traded mutual funds in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company's insolvency. Accordingly, at December 2023, the fair value of these investments was $46.3 million, of which $6.3 million was recorded in "prepaid expenses and other current assets" and $40.0 million was recorded in "other assets" (Note 9). At December 2022, the fair value of these investments was $43.1 million, of which $5.4 million was recorded in "prepaid expenses and other current assets" and $37.7 million was recorded in "other assets" (Note 9).

Kontoor Brands, Inc. 2023 Form 10-K 67

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The Company sponsors 401(k) plans as well as other foreign retirement and savings plans. The Company’s expense under these plans was $9.8 million in 2023, $9.3 million in 2022 and $8.6 million in 2021.

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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

December 2023
Financial assets:
Cash equivalents:
Money market funds	$145,554	$145,554	$—	$—
Time deposits	2,283	2,283	—	—
Foreign currency exchange contracts	16,504	—	16,504	—
Interest rate swap agreements	3,253	—	3,253	—
Investment securities	46,250	46,250	—	—
Financial liabilities:
Foreign currency exchange contracts	5,121	—	5,121	—
Deferred compensation	49,139	—	49,139	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2022
Financial assets:
Cash equivalents:
Money market funds	$20,097	$20,097	$—	$—
Time deposits	2,194	2,194	—	—
Foreign currency exchange contracts	15,565	—	15,565	—
Interest rate swap agreements	11,357	—	11,357	—
Investment securities	43,131	43,131	—	—
Financial liabilities:
Foreign currency exchange contracts	2,307	—	2,307	—
Deferred compensation	44,589	—	44,589	—
68 Kontoor Brands, Inc. 2023 Form 10-K

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
Additionally, at December 2023, the carrying value of the Company's long-term debt, including the current portion, was $783.9 million compared to a fair value of $747.1 million. At December 2022, the carrying value of the Company's long-term debt was $792.6 million compared to a fair value of $718.0 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities. At December 2023 and December 2022, their carrying values approximated fair value due to the short-term nature of these instruments.
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
Finite-lived Intangible Assets Impairment Analysis
During the years ended December 2023 and December 2022, no triggering events were identified that required an impairment assessment.
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
Retail Store Asset Impairment Analysis
During 2023, the Company assessed retail store assets, including the related operating lease assets, for impairment. Based on the analysis performed, the Company recorded impairment charges of $1.1 million and $0.3 million related to store operating lease assets and store property, plant and equipment, respectively, which were reflected within "selling, general and administrative expenses" in the Company's statement of operations during the year ended December 2023.
During the years ended December 2022 and December 2021, the Company assessed retail store assets, including the related operating lease assets, for impairment. No material charges were recorded in either period.
Annual Goodwill and Indefinite-lived Intangible Assets Impairment Analysis
Management performed its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter for 2023, 2022 and 2021 and, based on results of testing, there were no impairment charges for the years ended December 2023, 2022 and 2021.
For the year ended December 2023, management elected to perform a quantitative impairment assessment for goodwill to determine whether the estimated fair value of the reporting unit exceeded its carrying value. The fair value of each reporting unit was estimated based on a combination of two valuation methods: an income approach and a market approach. The income approach was based on the present value of projected discounted cash flows for each reporting unit. The discount rate is based on the reporting unit's weighted average cost of capital that takes market participant assumptions into consideration. The market approach was based on the guideline company method, which analyzed market multiples of revenue and earnings before interest, taxes, depreciation and amortization for a group of comparable companies, as well as the similar transaction method. Based on results of the quantitative impairment assessment performed, the fair value of goodwill exceeded the carrying value for all reporting units.
For the years ended December 2022 and December 2021, for all reporting units, management elected to perform a qualitative impairment assessment to determine whether it is more likely than not that the goodwill in those reporting units were impaired. In performing qualitative impairment assessments, management considered relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in

Kontoor Brands, Inc. 2023 Form 10-K 69

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on results of the qualitative assessments performed, further testing was not considered necessary.
For the years ended December 2023, 2022 and 2021, management elected to perform a qualitative impairment assessment to determine whether it is more likely than not that the indefinite-lived trademark intangible asset was impaired. Based on results of the qualitative assessments performed, further testing was not considered necessary
Refer to Part II, Item 7 - Critical Accounting Policies and Estimates for additional discussion regarding fair value measurements, including significant assumptions utilized.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $348.8 million at December 2023 and $322.3 million at December 2022, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $300.0 million at December 2023 and December 2022. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through the swap maturity of April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of December 2023.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2023	December 2022	December 2023	December 2022
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$16,490	$15,565	$(5,098)	$(2,307)
Interest rate swap agreements	3,253	11,357	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	14	—	(23)	—
Total derivatives	$19,757	$26,922	$(5,121)	$(2,307)
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
70 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	December 2023		December 2022
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$19,757	$(5,121)	$26,922	$(2,307)
Gross amounts not offset in the balance sheet	(894)	894	(1,629)	1,629
Net amounts	$18,863	$(4,227)	$25,293	$(678)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	December 2023	December 2022
Prepaid expenses and other current assets	$18,319	$14,183
Accrued liabilities	(4,009)	(1,218)
Other assets	1,438	12,739
Other liabilities	(1,112)	(1,089)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Year Ended December

Cash Flow Hedging Relationships	2023	2022	2021
Foreign currency exchange contracts	$22,590	$23,480	$6,900
Interest rate swap agreements	1,829	17,148	4,238
Total	$24,419	$40,628	$11,138

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Year Ended December

Location of Gain (Loss)	2023	2022	2021
Net revenues	$(219)	$(1,093)	$204
Cost of goods sold	23,588	13,531	(2,271)
Other expense, net	527	245	(749)
Interest expense	9,933	(261)	(6,019)
Total	$33,829	$12,422	$(8,835)

Kontoor Brands, Inc. 2023 Form 10-K 71

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Derivative Contracts Not Designated as Hedges
The following table presents a summary of the gain (loss) for derivative contracts not designated as hedges included in the Company's statements of operations:

		Gain (Loss) on Derivatives Recognized in Income
(In thousands)		Year Ended December

Derivatives Not Designated as Hedges	Location of Gain (Loss) on Derivatives Recognized in Income	2023	2022	2021
Foreign currency exchange contracts	Net revenues	$—	$—	$(104)
	Cost of goods sold	(226)	91	7
	Other expense, net	—	—	385
Total		$(226)	$91	$288
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during 2023, 2022 or 2021.
At December 2023, AOCL included $18.7 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 16 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
On August 5, 2021, the Company's Board of Directors approved a share repurchase program (the "2021 Repurchase Program") which authorized the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. On December 11, 2023, the Company announced that its Board of Directors approved a new share repurchase program ("the 2023 Repurchase Program") which authorized the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2023 Repurchase Program replaced all remaining shares under the 2021 Repurchase Program and does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.
The timing and amount of repurchases are determined by the Company's management based on its evaluation of market conditions, continued compliance with its debt covenants and other factors. All shares reacquired in connection with the Company's repurchase programs are treated as authorized and unissued shares upon repurchase.
During the years ended December 2023, December 2022 and December 2021, the Company repurchased 0.6 million, 1.5 million and 1.4 million shares of Common Stock, respectively, for $30.1 million, $62.5 million and $75.5 million, respectively, including commissions, under the 2021 Repurchase Program. All of the $300.0 million authorized for repurchase under the 2023 Repurchase Program remained available for repurchase as of December 2023.
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
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	December 2023	December 2022	December 2021
Foreign currency translation	$(91,057)	$(107,462)	$(93,125)
Defined benefit pension plans	2,913	2,243	(2,177)
Derivative financial instruments	20,293	25,554	2,546
Accumulated other comprehensive loss	$(67,851)	$(79,665)	$(92,756)
72 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents changes in AOCL and related tax impact:

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2020	$(80,178)	$(1,889)	$(12,740)	$(94,807)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(12,947)	(399)	11,138	(2,208)
Reclassifications to net income of previously deferred (gains) losses	—	15	8,835	8,850
Net other comprehensive income (loss)	(12,947)	(384)	19,973	6,642
Income taxes	—	96	(4,687)	(4,591)
Balance, December 2021	$(93,125)	$(2,177)	$2,546	$(92,756)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(14,337)	8,438	40,628	34,729
Reclassifications to net income of previously deferred (gains) losses	—	(2,549)	(12,422)	(14,971)
Net other comprehensive income (loss)	(14,337)	5,889	28,206	19,758
Income taxes	—	(1,469)	(5,198)	(6,667)
Balance, December 2022	$(107,462)	$2,243	$25,554	$(79,665)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	16,405	1,077	24,419	41,901
Reclassifications to net income of previously deferred (gains) losses	—	(187)	(33,829)	(34,016)
Net other comprehensive income (loss)	16,405	890	(9,410)	7,885
Income taxes	—	(220)	4,149	3,929
Balance, December 2023	$(91,057)	$2,913	$20,293	$(67,851)
The following table presents reclassifications out of AOCL:

(In thousands)		Year Ended December

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements	2023	2022	2021
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$187	$(32)	$(15)
Pension curtailment gains	Other expense, net	$—	$2,581	$—
Total before tax		187	2,549	(15)
Income taxes	Income taxes	(47)	(637)	3
Net of tax		140	1,912	(12)
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(219)	$(1,093)	$204
Foreign currency exchange contracts	Cost of goods sold	23,588	13,531	(2,271)
Foreign currency exchange contracts	Other expense, net	527	245	(749)
Interest rate swap agreements	Interest expense	9,933	(261)	(6,019)
Total before tax		33,829	12,422	(8,835)
Income taxes	Income taxes	(3,541)	(924)	2,724
Net of tax		30,288	11,498	(6,111)
Total reclassifications for the period, net of tax		$30,428	$13,410	$(6,123)

Kontoor Brands, Inc. 2023 Form 10-K 73

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 17 — STOCK-BASED COMPENSATION
Description of Plans
Pursuant to the Kontoor Brands, Inc. 2019 Stock Compensation Plan (the "2019 Plan"), the Company is authorized to grant equity-based awards to officers, key employees and nonemployee members of the Board of Directors in the form of options, time-based restricted stock units (“RSUs”), performance-based restricted stock units ("PRSUs") and restricted stock awards ("RSAs"). The 2019 Plan also provided for the issuance of replacement grants related to the conversion of VF Corporation ("VF") awards for employees that transferred from VF to the Company (defined below as “Converted Awards”). A maximum of 7.5 million shares of Common Stock, plus shares subject to Converted Awards, may be issued under the 2019 Plan. As of December 2023, 3.5 million shares remained available for future grants. Shares distributed under the 2019 Plan are issued from Kontoor's authorized but unissued Common Stock. The Company has stock repurchase programs, as discussed in Note 16 to the Company's financial statements, which allow us to purchase shares on the open market to offset outstanding share dilution caused by awards under equity compensation programs.
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
Stock-based Compensation Expense
For the years ended December 2023, December 2022 and December 2021, stock-based compensation includes expense related to grants under the 2019 Plan including the Converted Awards. For the year ended December 2021, stock-based compensation also includes expense related to grants remaining under the VF Plan.
The following table presents total stock-based compensation expense and the associated income tax benefits recognized in the statements of operations for all awards:

	Year Ended December

(In thousands)	2023	2022	2021
Stock-based compensation expense	$16,725	$21,891	$38,516
Income tax benefits	1,960	2,571	5,201
There were no material amounts of stock-based compensation costs included in inventory at December 2023, December 2022 and December 2021.
At December 2023, there was $16.6 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of approximately 1.3 years.
During 2023, 222,460 shares were withheld to settle employee tax withholding related to vesting of awards.
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
74 Kontoor Brands, Inc. 2023 Form 10-K

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
For PRSUs, the actual number of shares earned may also be adjusted upward or downward by 25% of the target award based on how Kontoor’s total shareholder return (“TSR”) over a three-year period compares to the TSR for companies included in a Company-selected peer group for the 2023 and 2022 grants, and the Russell 3000 Index for the 2021 grants. The grant date fair value of the TSR-based adjustment was $6.59, $4.03 and $5.73 per share for 2023, 2022 and 2021, respectively, which was determined using a Monte Carlo simulation technique that incorporates option-pricing model inputs.
Dividend equivalents on the RSUs and PRSUs accumulate during the vesting period, are payable in additional shares of Kontoor Common Stock when the RSUs and PRSUs vest and are subject to the same risk of forfeiture as the RSUs and PRSUs.
The grant date fair value of RSUs and PRSUs is equal to the per share fair market value of the underlying Kontoor Common Stock on each grant date.
The following table presents PRSU and RSU activity from December 2022 to December 2023:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 2022	799,351	$43.00	518,466	$38.21
Granted (1)	338,519	47.50	289,186	48.45
Issued as Common Stock	(337,084)	45.60	(275,857)	34.49
Forfeited/canceled	(22,694)	43.80	(18,460)	44.66
Outstanding at December 2023	778,092	$43.80	513,335	$45.75
Vested at December 2023	257,200	$46.00	20,838	$—
(1) Granted activity includes new awards granted during the year and dividend equivalents for both PRSUs and RSUs, as well as changes due to performance and market condition achievement for PRSUs.
During 2020, the Company modified certain PRSU awards as they were not probable of achieving minimum thresholds. The total value of the modified awards was $8.8 million, of which $1.2 million and $4.1 million was recorded as compensation expense during 2022 and 2021, respectively, related to units that vested.
The weighted average fair value of PRSUs granted during the years ended December 2023 and December 2022 was $47.50 and $40.79 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
The weighted average fair value of RSUs granted during the years ended December 2023 and December 2022 was $48.45 and $39.92 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
At December 2023, the fair value of PRSUs and RSUs outstanding was $48.6 million and $32.0 million, respectively.
Restricted Stock Awards
Prior to the Separation, VF granted RSAs of VF Common Stock to certain members of management with vesting periods of up to five years from the grant date. These awards were converted to Kontoor RSAs at the Separation. They generally had the same terms and conditions as the original awards and were amortized ratably over the remaining vesting periods. The fair value of RSAs that vested during the year ended December 2022 was $0.1 million, and all RSAs were vested at December 2022. No new RSAs have been granted by the Company subsequent to the Separation.

Kontoor Brands, Inc. 2023 Form 10-K 75

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Employee stock options vested in equal annual installments over three years, and compensation cost was recognized ratably over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. All options have ten-year terms.
The following table presents stock option activity for the year ended December 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at December 2022	1,212,908	$26.70	3.7	$16,121
Exercised	(391,687)	26.78
Outstanding at December 2023	821,221	$26.66	2.8	$29,368
Exercisable at December 2023	821,221	$26.66	2.8	$29,368
All stock options were vested as of December 2022, and the total fair value of stock options that vested during 2022 was not significant. The total intrinsic value of stock options exercised during 2023 and 2022 was $9.2 million and $1.0 million, respectively.

NOTE 18 — INCOME TAXES
The following table presents income before income taxes used to calculate the provision for income taxes:

	Year Ended December

(In thousands)	2023	2022	2021
Domestic	$128,026	$153,936	$118,142
Foreign	143,873	165,200	126,458
Income before income taxes	$271,899	$319,136	$244,600
The following table presents components of the provision for income taxes:

	Year Ended December

(In thousands)	2023	2022	2021
Current:
Federal	$26,290	$53,990	$24,514
Foreign	16,950	12,397	15,877
State	1,415	7,129	5,149
Total current income taxes	44,655	73,516	45,540
Deferred:
Federal and state	6,848	(9,828)	2,951
Foreign	(10,598)	9,955	686
Total deferred income taxes	(3,750)	127	3,637
Total provision for income taxes	$40,905	$73,643	$49,177
76 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the differences between income taxes computed by applying the statutory federal income tax rate and "income taxes" recorded in the Company's statements of operations:

	Year Ended December

(In thousands)	2023	2022	2021
Tax at federal statutory rate	$57,099	$67,019	$51,366
State income tax, net of federal tax benefit	2,614	4,542	5,167
Foreign rate differences	(20,354)	(9,849)	(13,698)
Employee compensation	1,216	2,121	940
Change in valuation allowance	(5,089)	4,881	2,010
Global intangible low-tax income ("GILTI")	5,518	3,586	2,852
Other	(99)	1,343	540
Income taxes	$40,905	$73,643	$49,177
Foreign rate differences include tax benefits of $5.4 million, $10.3 million and $5.5 million in 2023, 2022 and 2021, respectively, from statutorily exempt foreign income. As of December 2023, the Company does not have any active tax holidays from income taxes.
During the year ended December 2023, the Company was granted local income tax credits in a foreign jurisdiction totaling $65.5 million that will expire in 2031. A full valuation allowance was recorded against these tax credits in the Company's financial statements and has been presented net in the table above.
The following table presents the components of "deferred income tax assets" and "deferred income tax liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2023	December 2022
Deferred income tax assets:
Inventories	$11,592	$15,448
Deferred compensation	10,290	10,454
Other employee benefits	7,989	6,903
Stock-based compensation	4,139	5,286
Other accrued expenses	16,741	12,887
Intangible assets	29,232	31,589
Leases	12,055	11,161
Operating loss carryforwards	30,871	25,817
Tax credit carryforwards	69,221	2,645
Gross deferred income tax assets	192,130	122,190
Less: valuation allowance	(86,213)	(25,799)
Net deferred income tax assets	105,917	96,391
Deferred income tax liabilities:
Leases	11,595	10,373
Depreciation	20,929	22,152
Taxes on unremitted earnings	3,923	3,503
Deferred income tax liabilities	36,447	36,028
Total net deferred income tax assets	$69,470	$60,363
Amounts included in the balance sheets:
Deferred income tax assets	$75,081	$67,282
Deferred income tax liabilities	(5,611)	(6,919)
	$69,470	$60,363

Kontoor Brands, Inc. 2023 Form 10-K 77

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
At the end of 2023, the Company is asserting indefinite reinvestment on foreign earnings totaling $92.2 million. The Company has determined the unrecorded deferred tax liability associated with the $92.2 million basis difference is approximately $0.7 million, primarily related to withholding taxes.
The Company has $65.5 million of local income tax credit carryforwards that will expire in 2031, $22.8 million of potential tax benefits for foreign operating loss carryforwards, $19.6 million of which will expire between 2024 and 2033, and foreign tax credit carryforwards of $3.5 million that will expire between 2030 and 2033. In addition, there are $8.2 million of potential tax benefits for state operating loss and credit carryforwards, $6.7 million of which will expire between 2024 and 2043.
A valuation allowance has been provided where it is more likely than not that deferred tax assets related to operating loss and tax credit carryforwards will not be realized. Valuation allowances totaled $65.5 million for tax credit carryforwards, $11.9 million for foreign operating loss carryforwards, $6.1 million for state operating loss and credit carryforwards, and $2.7 million for other foreign deferred income tax assets.
During 2023, the Company recorded a $65.5 million increase in valuation allowances related to tax credits granted in the current year. In addition, the Company recorded a tax benefit of $6.8 million due to a decrease in valuation allowances related to foreign operating losses as a result of committed tax planning actions, partially offset with a $2.1 million increase in valuation allowances related to current year foreign operating losses and other deferred income tax assets, inclusive of foreign currency effects. The Company also recorded a tax benefit due to a $0.4 million decrease in valuation allowances related to state operating loss and credit carryforwards as well as other state deferred income tax assets.
The following table presents a reconciliation of the change in the accrual for unrecognized income tax benefits:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, December 2020	$11,893	$4,864	$16,757
Additions for current year tax positions	154	—	154
Additions for prior year tax positions	18	525	543
Reductions for prior year tax positions	(348)	(340)	(688)
Balance, December 2021	11,717	5,049	16,766
Additions for current year tax positions	169	—	169
Additions for prior year tax positions	853	857	1,710
Reductions for prior year tax positions	—	(30)	(30)
Reductions due to statute expirations	(137)	(58)	(195)
Balance, December 2022	12,602	5,818	18,420
Additions for current year tax positions	248	—	248
Additions for prior year tax positions	79	931	1,010
Reductions for prior year tax positions	(345)	(140)	(485)
Reductions due to statute expirations	(2,249)	(296)	(2,545)
Balance, December 2023	$10,335	$6,313	$16,648

(In thousands)	December 2023	December 2022
Amounts included in the balance sheets:
Unrecognized income tax benefits, including interest and penalties	$16,648	$18,420
Less: deferred tax benefits	(3,035)	(3,445)
Total unrecognized tax benefits	$13,613	$14,975
The unrecognized tax benefits of $13.6 million at the end of 2023, if recognized, would reduce the annual effective tax rate.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Company’s 2020 through 2022 tax years remain open and are subject to examination by the Internal Revenue Service. In addition, the Company is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company’s provision for income taxes is adequate. The outcome of any one
78 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
examination is not expected to have a material impact on the Company’s financial statements. Management also believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $2.1 million within the next 12 months due to expiration of statutes of limitations, all of which would reduce income tax expense.

NOTE 19 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Year Ended December

(In thousands, except per share amounts)	2023	2022	2021
Net income	$230,994	$245,493	$195,423
Basic weighted average shares outstanding	55,961	55,744	57,394
Dilutive effect of stock-based awards	970	1,218	1,692
Diluted weighted average shares outstanding	56,931	56,962	59,086
Earnings per share:
Basic earnings per share	$4.13	$4.40	$3.40
Diluted earnings per share	$4.06	$4.31	$3.31
For the years ended December 2023, December 2022 and December 2021, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For the years ended December 2023, December 2022 and December 2021, a total of 0.6 million, 0.3 million and 0.2 million shares of PRSUs, respectively, were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 20 — LEASES
The following table presents lease-related assets and liabilities recorded in the Company's balance sheets:

(In thousands)	December 2023	December 2022
Assets
Operating lease assets, noncurrent	$54,812	$51,029
Total lease assets	$54,812	$51,029

Liabilities
Operating lease liabilities, current	$21,003	$19,898
Operating lease liabilities, noncurrent	36,753	31,506
Total lease liabilities	$57,756	$51,404

Weighted-average remaining lease term (in years)
Operating leases	4.19	3.99
Weighted-average discount rate
Operating leases	5.67%	4.39%

Kontoor Brands, Inc. 2023 Form 10-K 79

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Lease costs
The following table presents certain information related to lease costs for operating leases:

	Year Ended December

(In thousands)	2023	2022	2021
Operating lease costs	$31,543	$26,634	$30,394
Short-term lease costs (excluding leases of one month or less)	603	279	272
Variable lease costs	4,070	3,145	3,505
Total lease costs	$36,216	$30,058	$34,171
Other information
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Year Ended December

(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$31,457	$29,977	$37,474
Right-of-use operating lease assets obtained in exchange for new operating leases - non-cash activity	$14,964	$17,684	$4,323
The following table presents future maturities of operating lease liabilities as of December 2023:

(In thousands)	Lease Obligations
2024	$23,353
2025	15,923
2026	8,372
2027	6,334
2028	3,556
Thereafter	7,010
Total future minimum lease payments	64,548
Less: amounts related to imputed interest	(6,792)
Present value of future minimum lease payments	57,756
Less: operating lease liabilities, current	(21,003)
Operating lease liabilities, noncurrent	$36,753
As of December 2023, the Company had not entered into any operating lease arrangements that had not yet commenced. The Company continuously monitors lease contracts and may negotiate amendments that include extensions or modifications to existing leases.
Refer to Note 14 to the Company's financial statements for additional information on the related fair value measurements.

NOTE 21 — COMMITMENTS
The Company is obligated under noncancelable operating leases. Refer to Note 20 to the Company's financial statements for additional information related to future lease payments.
The Company has entered into licensing agreements that provide the Company rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized within "cost of goods sold" in the statements of operations. Certain of these agreements contain minimum royalty and minimum advertising requirements. Future minimum royalty payments, including any required advertising payments, are $1.0 million each year for 2024 through 2028. There are currently no contractual payments due beyond 2028.
80 Kontoor Brands, Inc. 2023 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, contract production and finished products. These agreements typically range from one to five months in duration and will require total payments of $492.5 million in 2024.
The Company has entered into commitments for (i) service and maintenance agreements related to management information systems, (ii) capital spending and (iii) advertising. Future payments under these agreements are $26.0 million, $7.9 million, $1.8 million, $0.8 million and $0.1 million for 2024 through 2028, respectively, and $0.1 million thereafter.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $29.9 million as of December 2023. These commitments would only be drawn upon if the Company were to fail to meet related claims or other obligations.

NOTE 22 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities, primarily related to severance and employee-related benefits. In 2023, the Company took actions to drive efficiencies in our operations, which included reducing our global workforce and streamlining and transferring select production within our internal manufacturing network. In 2022, restructuring costs related to the globalization of the Company's operating model and relocation of the European headquarters to Geneva, Switzerland. In 2021, restructuring costs primarily related to the decision to exit certain company-owned outlet stores and the transition of our India business to a licensing model. We do not expect material charges in future periods related to the initiatives discussed above.
Of the $11.5 million of restructuring charges recognized during the year ended December 2023, $5.7 million were reflected within "selling, general and administrative expenses" and $5.8 million within "cost of goods sold." All of the $13.7 million of restructuring charges recognized during the year ended December 2022 were reflected within "selling, general and administrative expenses." The Company also recognized a $2.6 million pension curtailment gain within "other expense, net" during the year ended December 2022. Refer to Note 13 to the Company's financial statements for additional information related to pension charges. All of the $1.0 million of restructuring charges recognized during the year ended December 2021 were reflected within "selling, general and administrative expenses."
All of the $0.8 million restructuring accrual reported in the Company's balance sheet at December 2023 is expected to be paid out within the next 12 months and is classified within "accrued liabilities." All of the $10.7 million restructuring accrual reported in the Company's balance sheet at December 2022 was classified within "accrued liabilities."
The following table presents the components of restructuring charges:

	Year Ended December

(In thousands)	2023	2022	2021
Severance and employee-related benefits	$7,223	$13,688	$992
Asset impairments	3,064	—	—
Pension curtailment gain	—	(2,581)	—
Other	1,182	—	—
Total restructuring charges	$11,469	$11,107	$992
The following table presents the restructuring costs by business segment:

	Year Ended December

(In thousands)	2023	2022	2021
Wrangler	$4,564	$—	$305
Lee	43	—	331
Corporate and other	6,862	11,107	356
Total	$11,469	$11,107	$992

Kontoor Brands, Inc. 2023 Form 10-K 81

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents activity in the restructuring accrual for the years ended December 2023 and December 2022:

(In thousands)	Severance
Accrual at December 2021	$1,079
Charges	13,688
Cash payments	(4,956)
Adjustments to accruals	166
Currency translation	718
Accrual at December 2022	$10,695
Charges	7,223
Cash payments	(17,338)
Adjustments to accruals	6
Currency translation	241
Accrual at December 2023	$827

NOTE 23 — SUBSEQUENT EVENT
Dividend
On February 15, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of the Company's Common Stock. The cash dividend will be payable on March 18, 2024, to shareholders of record at the close of business on March 8, 2024.

82 Kontoor Brands, Inc. 2023 Form 10-K

Schedule II — Valuation and Qualifying Accounts

		ADDITIONS
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(In thousands)
Year ended December 2021
Allowance for doubtful accounts (a)	$19,143	330	—	7,768	$11,705
Valuation allowance for deferred income tax assets (b)	$23,118	2,010	(3,339)	—	$21,789
Year ended December 2022
Allowance for doubtful accounts (a)	$11,705	(44)	—	1,743	$9,918
Valuation allowance for deferred income tax assets (b)	$21,789	4,881	(871)	—	$25,799
Year ended December 2023
Allowance for doubtful accounts (a)	$9,918	(807)	—	1,896	$7,215
Valuation allowance for deferred income tax assets (b)	$25,799	(5,089)	65,503	—	$86,213
(a)Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.
(b)Amounts charged to costs and expenses relate to circumstances where it is more likely than not that deferred income tax assets will not be realized as well as the effects of foreign currency translation.

Kontoor Brands, Inc. 2023 Form 10-K 83