Form 10-Q
period 2024-03-30
Kontoor Brands, Inc.
filed 2024-05-02
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of April 26, 2024 was 55,829,679.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	March 2024	December 2023	March 2023
ASSETS
Current assets
Cash and cash equivalents	$215,059	$215,050	$52,677
Accounts receivable, net	239,632	217,673	224,024
Inventories	501,341	500,353	660,089
Prepaid expenses and other current assets	104,208	110,808	102,757
Total current assets	1,060,240	1,043,884	1,039,547
Property, plant and equipment, net	110,304	112,045	104,999
Operating lease assets	56,268	54,812	55,116
Intangible assets, net	12,135	12,497	13,173
Goodwill	209,566	209,862	209,904
Other assets	212,924	212,339	220,831
TOTAL ASSETS	$1,661,437	$1,645,439	$1,643,570
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$7,255
Current portion of long-term debt	20,000	20,000	12,500
Accounts payable	187,200	180,220	163,871
Accrued and other current liabilities	163,251	171,414	197,203
Operating lease liabilities, current	22,187	21,003	21,241
Total current liabilities	392,638	392,637	402,070
Operating lease liabilities, noncurrent	37,016	36,753	32,472
Other liabilities	85,344	80,215	81,796
Long-term debt	759,246	763,921	827,944
Total liabilities	1,274,244	1,273,526	1,344,282
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at March 2024, December 2023 and March 2023	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 55,691,516 at March 2024; 55,720,251 at December 2023 and 55,933,661 at March 2023	—	—	—
Additional paid-in capital	284,301	273,197	251,108
Retained earnings	171,124	166,567	116,185
Accumulated other comprehensive loss	(68,232)	(67,851)	(68,005)
Total equity	387,193	371,913	299,288
TOTAL LIABILITIES AND EQUITY	$1,661,437	$1,645,439	$1,643,570
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March

(In thousands, except per share amounts)	2024	2023
Net revenues	$631,202	$667,123
Costs and operating expenses
Cost of goods sold	346,058	380,422
Selling, general and administrative expenses	200,714	191,752
Total costs and operating expenses	546,772	572,174
Operating income	84,430	94,949
Interest expense	(9,292)	(10,273)
Interest income	2,425	419
Other expense, net	(2,883)	(2,226)
Income before income taxes	74,680	82,869
Income taxes	15,173	16,573
Net income	$59,507	$66,296
Earnings per common share
Basic	$1.07	$1.19
Diluted	$1.05	$1.16
Weighted average shares outstanding
Basic	55,735	55,646
Diluted	56,739	56,940
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March

(In thousands)	2024	2023
Net income	$59,507	$66,296
Other comprehensive (loss) income
Net change in foreign currency translation	(2,523)	8,323
Net change in defined benefit pension plans	(82)	(35)
Net change in derivative financial instruments	2,224	3,372
Total other comprehensive (loss) income, net of related taxes	(381)	11,660
Comprehensive income	$59,126	$77,956
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March

(In thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$59,507	$66,296
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	9,505	9,127
Stock-based compensation	5,768	1,002
Provision for doubtful accounts	1,008	1,877
Other	1,614	2,642
Changes in operating assets and liabilities:
Accounts receivable	(24,620)	2,851
Inventories	(1,441)	(59,903)
Accounts payable	7,807	(42,965)
Income taxes	11,089	12,237
Accrued and other current liabilities	(11,869)	(11,259)
Other assets and liabilities	(1,900)	5,473
Cash provided (used) by operating activities	56,468	(12,622)
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(4,491)	(6,463)
Capitalized computer software	(1,154)	(5,483)
Other	(787)	149
Cash used by investing activities	(6,432)	(11,797)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	—	178,000
Repayments under revolving credit facility	—	(128,000)
Repayments of term loan	(5,000)	(2,500)
Repurchases of Common Stock	(20,105)	—
Dividends paid	(27,844)	(26,808)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(1,665)	(3,619)
Other	—	(57)
Cash (used) provided by financing activities	(54,614)	17,016
Effect of foreign currency rate changes on cash and cash equivalents	4,587	901
Net change in cash and cash equivalents	9	(6,502)
Cash and cash equivalents – beginning of period	215,050	59,179
Cash and cash equivalents – end of period	$215,059	$52,677
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2023	55,720	$—	$273,197	$166,567	$(67,851)	$371,913
Net income	—	—	—	59,507	—	59,507
Stock-based compensation, net	309	—	11,209	(7,106)	—	4,103
Other comprehensive loss	—	—	—	—	(381)	(381)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,844)	—	(27,844)
Repurchases of Common Stock	(337)	—	(105)	(20,000)	—	(20,105)
Balance, March 2024	55,692	$—	$284,301	$171,124	$(68,232)	$387,193

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2022	55,517	$—	$243,696	$86,726	$(79,665)	$250,757
Net income	—	—	—	66,296	—	66,296
Stock-based compensation, net	417	—	7,412	(10,029)	—	(2,617)
Other comprehensive income	—	—	—	—	11,660	11,660
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,808)	—	(26,808)
Balance, March 2023	55,934	$—	$251,108	$116,185	$(68,005)	$299,288
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, department stores, company-operated stores and online, including digital marketplaces. The Company's products are also sold internationally, primarily in the Europe, Asia-Pacific and Non-U.S. Americas regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online, including digital marketplaces.
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending December 28, 2024 ("fiscal 2024"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended March 2024, December 2023 and March 2023 correspond to the fiscal periods ended March 30, 2024, December 30, 2023 and April 1, 2023, respectively.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions impacting the Company include inflation, elevated interest rates, recessionary concerns and fluctuating foreign currency exchange rates, as well as continuing global supply chain issues and inconsistent economic results in China. These factors continue to contribute to uncertain global economic conditions and consumer spending patterns, which are impacting retailers' and the Company's operations. Additionally, the conflicts in Ukraine and the Middle East are causing disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 7 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three months ended March 2024 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2024. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed with the Securities and Exchange Commission on February 28, 2024 ("2023 Annual Report on Form 10-K").
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Disclosure of Supplier Finance Program Obligations," which requires entities that provide supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs, outstanding confirmed amounts as of period end, a description of where those obligations are presented in the balance sheets and an annual rollforward of obligations. This guidance was adopted by the Company during the first quarter of 2023, except for the requirement to include an annual rollforward of obligations which is effective beginning in 2024 and will be disclosed in our 2024 annual report on Form 10-K. Refer to Note 6 to the Company's financial statements for additional information related to our supply chain finance programs.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires enhanced disclosures about significant segment expenses. This guidance is effective for annual disclosures in fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This guidance requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended March 2024

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$328,725	$119,147	$2,092	$449,964
Non-U.S. Wholesale	44,438	63,618	—	108,056
Direct-to-Consumer	36,331	36,678	173	73,182
Total	$409,494	$219,443	$2,265	$631,202

Geographic revenues
U.S.	$357,463	$132,283	$2,265	$492,011
International	52,031	87,160	—	139,191
Total	$409,494	$219,443	$2,265	$631,202

	Three Months Ended March 2023

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$337,676	$135,299	$3,228	$476,203
Non-U.S. Wholesale	51,919	66,005	10	117,934
Direct-to-Consumer	33,552	39,345	89	72,986
Total	$423,147	$240,649	$3,327	$667,123

Geographic revenues
U.S.	$365,129	$149,690	$3,317	$518,136
International	58,018	90,959	10	148,987
Total	$423,147	$240,649	$3,327	$667,123

9 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	March 2024	December 2023	March 2023
Accounts receivable, net	$239,632	$217,673	$224,024
Contract assets (a)	6,311	10,929	5,317
Contract liabilities (b)	1,522	1,713	1,392
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued and other current liabilities" in the Company's balance sheets.
For the three months ended March 2024 and March 2023, no significant revenue was recognized that was included in contract liabilities as of December 2023 and December 2022, respectively. For the three months ended March 2024, no significant revenue was recognized from performance obligations satisfied, or partially satisfied, in prior periods. As of March 2024, the Company has contractual rights under its licensing agreements to receive $85.2 million of fixed consideration related to the future minimum guarantees through December 2029.

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
Accounting policies utilized for internal management reporting at the individual segments are consistent with those disclosed in the Company's 2023 Annual Report on Form 10-K. Corporate and other expenses, including certain restructuring and other transformation costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended March

(In thousands)	2024	2023
Segment revenues:
Wrangler	$409,494	$423,147
Lee	219,443	240,649
Total reportable segment revenues	628,937	663,796
Other revenues	2,265	3,327
Total net revenues	$631,202	$667,123
Segment profit:
Wrangler	$74,666	$71,107
Lee	35,094	39,573
Total reportable segment profit	$109,760	$110,680
Corporate and other expenses	(28,060)	(18,064)
Interest expense	(9,292)	(10,273)
Interest income	2,425	419
(Loss) profit related to other revenues	(153)	107
Income before income taxes	$74,680	$82,869

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

	Three Months Ended March

(In thousands)	2024	2023
Balance, December	$7,215	$9,918
Increase in provision for expected credit losses	1,008	1,877
Accounts receivable balances written off	(238)	(560)
Other (1)	(108)	233
Balance, March	$7,877	$11,468
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
During the three months ended March 2024 and March 2023, the Company sold total trade accounts receivable of $310.4 million and $359.7 million, respectively. As of March 2024, December 2023 and March 2023, $223.9 million, $197.7 million and $256.3 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $2.9 million and $3.0 million for the three months ended March 2024 and March 2023, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	March 2024	December 2023	March 2023
Finished products	$430,133	$421,051	$577,143
Work-in-process	31,064	35,722	32,857
Raw materials	40,144	43,580	50,089
Total inventories	$501,341	$500,353	$660,089

NOTE 6 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. At March 2024, December 2023 and March 2023, accounts payable included total outstanding balances of $28.7 million, $19.7 million and $23.9 million, respectively, due to suppliers that participate in the SCF programs.

11 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At March 2024, December 2023 and March 2023, the Company had $23.9 million, $24.1 million and $24.9 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at March 2024 and December 2023, and $7.1 million of outstanding balances at March 2023. In addition, short-term borrowings included other debt of $0.2 million at March 2023, with no balance remaining at March 2024 and December 2023.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	March 2024	December 2023	March 2023
Revolving Credit Facility	$—	$—	$50,000
Term Loan A	383,613	388,481	395,586
4.125% Notes, due 2029	395,633	395,440	394,858
Total long-term debt	779,246	783,921	840,444
Less: current portion	(20,000)	(20,000)	(12,500)
Long-term debt, due beyond one year	$759,246	$763,921	$827,944
Credit Facilities
The Company is party to a senior secured Credit Agreement, as amended and restated on November 18, 2021 (the “Credit Agreement”), which provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), collectively referred to as “Credit Facilities,” with the lenders and agents party thereto.
Term Loan A requires quarterly repayments of $5.0 million through September 2026, and the remaining principal of $335.0 million is due at maturity in November 2026. Term Loan A had an outstanding principal amount of $385.0 million, $390.0 million, and $397.5 million at March 2024, December 2023 and March 2023, respectively, which is reported net of unamortized deferred financing costs. As of March 2024, interest expense on Term Loan A was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of March 2024, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.7 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.3 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of March 2024, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Senior Notes
On November 18, 2021, the Company entered into an indenture (the “Indenture”) by and among the Company and certain subsidiaries of the Company named as guarantors therein (the “Guarantors”), pursuant to which it issued $400.0 million of unsecured senior notes due November 2029 (the “Notes”) through a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. The Notes bear interest at a fixed rate of 4.125% per annum, payable in cash in arrears on May 15 and November 15 of each year.
The Notes had an outstanding principal amount of $400.0 million at March 2024, December 2023 and March 2023, which is reported net of unamortized deferred financing costs. As of March 2024, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture governing the Notes contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of March 2024, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
Refer to Note 11 in the Company's 2023 Annual Report on Form 10-K for additional information regarding the Company’s debt obligations.

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

13 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

March 2024
Financial assets:
Cash equivalents:
Money market funds	$143,318	$143,318	$—	$—
Time deposits	2,279	2,279	—	—
Foreign currency exchange contracts	18,553	—	18,553	—
Interest rate swap agreements	596	—	596	—
Investment securities	49,636	49,636	—	—
Financial liabilities:
Foreign currency exchange contracts	1,782	—	1,782	—
Deferred compensation	52,474	—	52,474	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2023
Financial assets:
Cash equivalents:
Money market funds	$145,554	$145,554	$—	$—
Time deposits	2,283	2,283	—	—
Foreign currency exchange contracts	16,504	—	16,504	—
Interest rate swap agreements	3,253	—	3,253	—
Investment securities	46,250	46,250	—	—
Financial liabilities:
Foreign currency exchange contracts	5,121	—	5,121	—
Deferred compensation	49,139	—	49,139	—
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
Additionally, at March 2024, the carrying value of the Company's long-term debt was $779.2 million compared to a fair value of $740.1 million. At December 2023, the carrying value of the Company's long-term debt was $783.9 million compared to a fair value of $747.1 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2024 and December 2023, their carrying values approximated fair value due to the short-term nature of these instruments.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $340.8 million at March 2024, $348.8 million at December 2023 and $321.3 million at March 2023, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. The notional amount of the interest rate swap agreements was $300.0 million at March 2024, December 2023 and March 2023. Because these interest rate swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are being amortized through the maturity date of April 18, 2024.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of March 2024.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	March	December	March	March	December	March
(In thousands)	2024	2023	2023	2024	2023	2023

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$18,553	$16,490	$20,361	$(1,710)	$(5,098)	$(2,914)
Interest rate swap agreements	596	3,253	8,946	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	14	16	(72)	(23)	(316)
Total derivatives	$19,149	$19,757	$29,323	$(1,782)	$(5,121)	$(3,230)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	March 2024		December 2023		March 2023

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$19,149	$(1,782)	$19,757	$(5,121)	$29,323	$(3,230)
Gross amounts not offset in the balance sheet	(1,417)	1,417	(894)	894	(1,449)	1,449
Net amounts	$17,732	$(365)	$18,863	$(4,227)	$27,874	$(1,781)

15 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	March 2024	December 2023	March 2023
Prepaid expenses and other current assets	$17,016	$18,319	$18,046
Accrued and other current liabilities	(1,638)	(4,009)	(2,683)
Other assets	2,133	1,438	11,277
Other liabilities	(144)	(1,112)	(547)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended March

Cash Flow Hedging Relationships	2024	2023
Foreign currency exchange contracts	$10,146	$10,337
Interest rate swap agreements	74	(309)
Total	$10,220	$10,028

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended March

Location of Gain (Loss)	2024	2023
Net revenues	$53	$(171)
Cost of goods sold	5,291	5,992
Other expense, net	82	160
Interest expense	2,731	2,101
Total	$8,157	$8,082

Other Derivative Information
Any contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings. There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships or changes in the fair values of derivative contracts not designated as hedges during the three months ended March 2024 and March 2023.
At March 2024, AOCL included $18.3 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 10 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the three months ended March 2024, the Company repurchased 0.3 million shares of Common Stock for $20.0 million, including commissions, under its $300.0 million share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Loss
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	March 2024	December 2023	March 2023
Foreign currency translation	$(93,580)	$(91,057)	$(99,139)
Defined benefit pension plans	2,831	2,913	2,208
Derivative financial instruments	22,517	20,293	28,926
Accumulated other comprehensive loss	$(68,232)	$(67,851)	$(68,005)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended March 2024
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2023	$(91,057)	$2,913	$20,293	$(67,851)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(2,523)	—	9,688	7,165
Reclassifications to net income of previously deferred (gains) losses	—	(82)	(7,464)	(7,546)
Net other comprehensive income (loss)	(2,523)	(82)	2,224	(381)
Balance, March 2024	$(93,580)	$2,831	$22,517	$(68,232)

	Three Months Ended March 2023
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2022	$(107,462)	$2,243	$25,554	$(79,665)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	8,323	—	10,292	18,615
Reclassifications to net income of previously deferred (gains) losses	—	(35)	(6,920)	(6,955)
Net other comprehensive income (loss)	8,323	(35)	3,372	11,660
Balance, March 2023	$(99,139)	$2,208	$28,926	$(68,005)

17 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended March
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2024	2023
Defined benefit pension plans:
Net change in deferred gains (losses) during the period	Selling, general and administrative expenses	$93	$46
Total before tax		93	46
Income taxes	Income taxes	(11)	(11)
Net of tax		82	35
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$53	$(171)
Foreign currency exchange contracts	Cost of goods sold	5,291	5,992
Foreign currency exchange contracts	Other expense, net	82	160
Interest rate swap agreements	Interest expense	2,731	2,101
Total before tax		8,157	8,082
Income taxes	Income taxes	(693)	(1,162)
Net of tax		7,464	6,920
Total reclassifications for the period, net of tax		$7,546	$6,955

NOTE 11 — INCOME TAXES
The effective income tax rate for the three months ended March 2024 was 20.3% compared to 20.0% in the 2023 period. The three months ended March 2024 and March 2023 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.0% and 0.2%, respectively. The effective tax rate without discrete items for the three months ended March 2024 was 21.3% compared to 20.2% in the 2023 period. The increase was primarily due to changes in our jurisdictional mix of earnings.
During the three months ended March 2024, the amount of net unrecognized tax benefits and associated interest increased by $0.5 million to $14.1 million. Management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $2.2 million within the next 12 fiscal months due to expiration of statutes of limitations, which would reduce income tax expense.

NOTE 12 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended March

(In thousands, except per share amounts)	2024	2023
Net income	$59,507	$66,296
Basic weighted average shares outstanding	55,735	55,646
Dilutive effect of stock-based awards	1,004	1,294
Diluted weighted average shares outstanding	56,739	56,940
Earnings per share:
Basic earnings per share	$1.07	$1.19
Diluted earnings per share	$1.05	$1.16
For the three months ended March 2024 and March 2023, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
For both the three months ended March 2024 and March 2023, a total of 0.6 million shares of performance-based restricted stock units ("PRSUs"), were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 13 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2033. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Three Months Ended March

(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$8,006	$7,639
Right-of-use operating lease assets obtained in exchange for new operating leases - non-cash activity	$2,698	$1,406

NOTE 14 — RESTRUCTURING
During the three months ended March 2024, the Company incurred restructuring charges related to business optimization activities and actions to streamline and transfer select production within our internal manufacturing network.
Of the $4.6 million of restructuring charges recognized during the three months ended March 2024, $1.6 million were reflected within "selling, general and administrative expenses" and $3.0 million were reflected within "cost of goods sold." No restructuring charges were recognized during the three months ended March 2023.
Of the $2.4 million total restructuring accrual reported in the Company's balance sheet at March 2024, $1.7 million is expected to be paid out within the next 12 months and was classified within "accrued and other current liabilities," and the remaining $0.7 million was classified within "other liabilities." All of the $0.8 million restructuring accrual reported in the Company's balance sheet at December 2023 was classified within "accrued and other current liabilities."
The following table presents the components of restructuring charges:

	Three Months Ended March
(In thousands)
	2024	2023
Severance and employee-related benefits	$1,981	$—
Asset impairments	168	—
Inventory write-downs	1,683	—
Other	779	—
Total restructuring charges	$4,611	$—
The following table presents the restructuring costs by business segment:

	Three Months Ended March
(In thousands)
	2024	2023
Wrangler	$3,249	$—
Lee	40	—
Corporate and other	1,322	—
Total	$4,611	$—

19 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents activity in the restructuring accrual for the three-month period ended March 2024:

(In thousands)	Total

Accrual at December 2023	$827
Charges	2,760
Cash payments	(1,195)
Adjustments to accruals	(16)
Currency translation	(9)
Balance, March 2024	$2,367

NOTE 15 — SUBSEQUENT EVENTS
On April 1, 2024, the Company made its annual grant of equity awards under the Kontoor Brands, Inc. 2019 Stock Compensation Plan, including approximately 200,000 shares of PRSUs to employees, approximately 150,000 shares of time-based restricted stock units ("RSUs") to employees, and approximately 20,000 shares of RSUs to nonemployee members of the Board of Directors.
On April 18, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of the Company's Common Stock. The cash dividend will be payable on June 20, 2024, to shareholders of record at the close of business on June 10, 2024.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 20

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
The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Cautionary Statement On Forward-Looking Statements” included later in Part I, Item 2 of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" in our 2023 Annual Report on Form 10-K.
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, department stores, company-operated stores and online, including digital marketplaces. The Company's products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific ("APAC") and Non-U.S. Americas regions, through department, specialty, company-operated, concession retail and independently-operated partnership stores and online, including digital marketplaces.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending December 28, 2024 ("fiscal 2024"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended March 2024, December 2023 and March 2023 correspond to the fiscal periods ended March 30, 2024, December 30, 2023 and April 1, 2023, respectively.
References to fiscal 2024 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from the prior year comparable period and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment and Other Recent Developments
Macroeconomic conditions impacting the Company include inflation, elevated interest rates, recessionary concerns and fluctuating foreign currency exchange rates, as well as continuing global supply chain issues and inconsistent economic results in China. These factors continue to contribute to uncertain global economic conditions and consumer spending patterns, which are impacting retailers' and the Company's operations. Additionally, the conflicts in Ukraine and the Middle East are causing disruption in the surrounding areas and greater uncertainty in the global economy.
Inflationary pressures have moderated in recent quarters, and although these pressures continue to impact us, current period results reflect favorability from lower product costs compared to the first quarter of 2023. However, the macroeconomic factors discussed above, primarily inflation, interest rates and recessionary concerns, continued to impact consumer spending patterns leading to retailer actions to proactively manage inventory levels, which impacted our results during the three months ended March 2024.
Recent disruptions to key trade routes, such as the Red Sea and Panama Canal, affected our global supply chain during the first quarter of 2024 but did not have a significant impact on first quarter results. Although we continue to proactively manage our shipping carriers and routes to minimize costs and delays, our results of operations will reflect higher freight costs during 2024.
The Company has responded to ongoing macroeconomic conditions by controlling expenses, adjusting pricing and proactively managing our global supply chain where possible. While we anticipate continued uncertainty related to the macroeconomic environment during 2024, we believe we are appropriately positioned to successfully manage through known operational challenges. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.

21 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

Business Overview
We continue to execute on our Horizon 2 multi-year strategic vision, "Catalyzing Growth," which outlines four growth catalysts: (i) expansion of our core U.S. Wholesale business, (ii) category extensions such as outdoor, workwear and t-shirts, (iii) geographic expansion of our Wrangler® and Lee® brands, and (iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world.
In addition, our capital allocation strategy allows us the option to (i) pay down debt, (ii) provide for a superior dividend payout, (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.
During the first quarter of 2024, the Company incurred total restructuring and other transformation charges of $8.4 million related to business optimization activities and actions to streamline and transfer select production within our internal manufacturing network. In late 2023, we launched the planning phase of Project Jeanius, a comprehensive end-to-end business model transformation focused on simplifying the organization and creating significant investment capacity to accelerate growth and increase profitability. Certain of the restructuring and transformation costs incurred during the first quarter of 2024 related to Project Jeanius, and we anticipate additional costs in future periods as we execute on this multi-year initiative. Refer to Note 14 to the Company's financial statements for additional information related to restructuring charges.

FIRST QUARTER OF FISCAL 2024 SUMMARY
•Net revenues decreased 5% to $631.2 million compared to the three months ended March 2023.
•U.S. Wholesale revenues decreased 6% compared to the three months ended March 2023, and represented 71% of total revenues in the current period.
•Non-U.S. Wholesale revenues decreased 8% compared to the three months ended March 2023, and represented 17% of total revenues in the current period.
•Direct-to-Consumer revenues remained flat compared to the three months ended March 2023, and represented 12% of total revenues in the current period.
•Gross margin increased 220 basis points to 45.2% compared to the three months ended March 2023.
•Selling, general and administrative expenses as a percentage of net revenues increased to 31.8% compared to 28.7% for the three months ended March 2023.
•Net income decreased 10% to $59.5 million compared to the three months ended March 2023.
•Diluted earnings per share was $1.05 in the first quarter, compared to $1.16 in the same period last year.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 22

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Three Months Ended March

(Dollars in thousands)	2024	2023
Net revenues	$631,202	$667,123
Gross margin (net revenues less cost of goods sold)	$285,144	$286,701
As a percentage of net revenues	45.2%	43.0%
Selling, general and administrative expenses	$200,714	$191,752
As a percentage of net revenues	31.8%	28.7%
Operating income	$84,430	$94,949
As a percentage of net revenues	13.4%	14.2%
Additionally, the following table presents a summary of the changes in net revenues for the three months ended March 2024 as compared to March 2023:

(In millions)	Three Months Ended March

Net revenues — 2023	$667.1
Operations	(37.9)
Impact of foreign currency	1.9
Net revenues — 2024	$631.2
Three Months Ended March 2024 Compared to the Three Months Ended March 2023
Net revenues decreased 5%, driven by a 6% decrease in U.S. Wholesale revenues primarily attributable to retailer inventory management actions and a decrease in revenue from seasonal product. Non-U.S. Wholesale revenues decreased 8%, primarily driven by a decline in our EMEA wholesale business, partially offset by growth in our digital wholesale business and a 2% favorable impact from foreign currency. Global Direct-to-Consumer revenues remained flat with growth in e-commerce sales offset by declines in retail store sales.
Additional details on changes in net revenues for the three months ended March 2024 as compared to March 2023 are provided in the section titled “Information by Business Segment.”
Gross margin increased 220 basis points, primarily related to 410 basis points from lower product costs and favorable channel mix. This increase was partially offset by 100 basis points from pricing adjustments and product mix and 50 basis points due to restructuring and other transformation charges in the first quarter of 2024.
Selling, general and administrative expenses as a percentage of net revenues increased to 31.8% compared to 28.7% in the prior period, driven by $5.4 million of restructuring and other transformation charges in the first quarter of 2024, a $2.3 million increase in investments in our direct-to-consumer business and information technology and a $1.7 million increase in demand creation costs. These increases were partially offset by a $1.8 million decrease in distribution and freight costs.
The effective income tax rate for the three months ended March 2024 was 20.3% compared to 20.0% in the 2023 period. The three months ended March 2024 and March 2023 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.0% and 0.2%, respectively. The effective tax rate without discrete items for the three months ended March 2024 was 21.3% compared to 20.2% in the 2023 period. The increase was primarily due to changes in our jurisdictional mix of earnings.

23 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

Information by Business Segment
The Company's two reportable segments are Wrangler® and Lee®. Refer to Note 3 to the Company's financial statements for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the three months ended March 2024 as compared to the three months ended March 2023:
Segment Revenues:

	Three Months Ended March

(In millions)	Wrangler	Lee	Total

Segment revenues — 2023	$423.1	$240.6	$663.8
Operations	(15.2)	(21.5)	(36.8)
Impact of foreign currency	1.6	0.3	1.9
Segment revenues — 2024	$409.5	$219.4	$628.9
Segment Profit:

	Three Months Ended March

(In millions)	Wrangler	Lee	Total

Segment profit — 2023	$71.1	$39.6	$110.7
Operations	3.1	(4.5)	(1.4)
Impact of foreign currency	0.5	—	0.5
Segment profit — 2024	$74.7	$35.1	$109.8
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended March

(Dollars in millions)	2024	2023	Percent Change
Segment revenues	$409.5	$423.1	(3.2)%
Segment profit	$74.7	$71.1	5.0%
Operating margin	18.2%	16.8%
Three Months Ended March 2024 Compared to the Three Months Ended March 2023
Global revenues for the Wrangler® brand decreased 3%, due to declines in the U.S. Wholesale and Non-U.S. Wholesale channels, partially offset by growth in the Direct-to-Consumer channel.
•Revenues in the Americas region decreased 2%, primarily due to a decline in the U.S. wholesale channel driven by retailer inventory management actions. Non-U.S. Americas wholesale revenues decreased 9%, driven by lower sales in Canada, partially offset by a 3% favorable impact from foreign currency.
•Revenues in the APAC region decreased 8%, driven by a decrease in our licensing business.
•Revenues in the EMEA region decreased 11%, resulting from a decline in our wholesale business, partially offset by growth in our direct-to-consumer business and a 3% favorable impact from foreign currency.
Operating margin increased to 18.2%, compared to 16.8% for the 2023 period, driven by lower product costs, favorable channel mix and decreases in distribution and freight costs. These improvements were partially offset by restructuring and other transformation charges, increases in investments in our direct-to-consumer business and information technology and higher demand creation costs.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 24

Lee

	Three Months Ended March

(Dollars in millions)	2024	2023	Percent Change
Segment revenues	$219.4	$240.6	(8.8)%
Segment profit	$35.1	$39.6	(11.3)%
Operating margin	16.0%	16.4%
Three Months Ended March 2024 Compared to the Three Months Ended March 2023
Global revenues for the Lee® brand decreased 9%, due to declines in all channels.
•Revenues in the Americas region decreased 10%, driven by a 12% decrease in the U.S. wholesale channel due to retailer inventory management actions and a decrease in revenue from seasonal product, partially offset by growth in our digital wholesale business.
•Revenues in the APAC region decreased 7%, primarily resulting from a decrease in our direct-to-consumer business due to lower retail store sales in China, a decrease in wholesale revenue and a 4% unfavorable impact from foreign currency.
•Revenues in the EMEA region decreased 6%, attributable to a decrease in our wholesale business, partially offset by growth in our digital wholesale business and a 2% favorable impact from foreign currency.
Operating margin decreased to 16.0%, compared to 16.4% for the 2023 period, primarily attributable to unfavorable product mix, pricing adjustments and increases in investments in our direct-to-consumer business. These decreases were partially offset by lower product costs.
Other
In addition, we report an "Other" category to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended March

(Dollars in millions)	2024	2023	Percent Change
Other revenues	$2.3	$3.3	(31.9)%
(Loss) profit related to other revenues	$(0.2)	$0.1	(243.0)%
Operating margin	(6.8)%	3.2%

25 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses, including certain restructuring and other transformation costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended March

(Dollars in millions)	2024	2023	Percent Change
Total reportable segment profit	$109.8	$110.7	(0.8)%
Corporate and other expenses	(28.1)	(18.1)	55.3%
Interest expense	(9.3)	(10.3)	(9.5)%
Interest income	2.4	0.4	478.8%
(Loss) profit related to other revenues	(0.2)	0.1	(243.0)%
Income before income taxes	$74.7	$82.9	(9.9)%
Three Months Ended March 2024 Compared to the Three Months Ended March 2023
Corporate and other expenses increased $10.0 million, primarily due to an increase in compensation-related expense and restructuring and other transformation charges in the first quarter of 2024.
Interest expense decreased $1.0 million due to lower average debt outstanding during the three months ended March 2024 compared to the three months ended March 2023.

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
The Company is party to a senior secured Credit Agreement, as amended and restated on November 18, 2021 (the “Credit Agreement”), which provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), collectively referred to as “Credit Facilities,” with the lenders and agents party thereto. Term Loan A requires quarterly repayments of $5.0 million through September 2026, and the remaining principal of $335.0 million is due at maturity in November 2026. Additionally, the Company has outstanding $400.0 million of unsecured 4.125% senior notes due 2029. Refer to Note 11 in the Company's 2023 Annual Report on Form 10-K and Note 7 to the Company's financial statements in this Form 10-Q for additional information regarding the Company’s debt obligations.
As of March 2024, the Company was in compliance with all applicable covenants under the Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of March 2024.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 26

The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of March 2024:

(In millions)	March 2024
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.3
Cash and cash equivalents	$215.1
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.7 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At March 2024, the Company had $23.9 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at March 2024.
During the three months ended March 2024, the Company repurchased 0.3 million shares of Common Stock for $20.0 million, including commissions, under its $300.0 million share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase. As of March 2024, $280.0 million remained available for repurchase under the program.
During the three months ended March 2024, the Company paid $27.8 million of dividends to its shareholders. On April 18, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of the Company's Common Stock. The cash dividend will be payable on June 20, 2024, to shareholders of record at the close of business on June 10, 2024.
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
We currently expect capital expenditures to be approximately $40.0 million in 2024, primarily to support manufacturing, distribution, facility improvement, information technology, and owned retail store investments.
The following table presents our cash flows during the periods:

	Three Months Ended March

(In millions)	2024	2023
Cash provided (used) by:
Operating activities	$56.5	$(12.6)
Investing activities	$(6.4)	$(11.8)
Financing activities	$(54.6)	$17.0
Operating Activities
During the three months ended March 2024, cash provided by operating activities was $56.5 million as compared to cash used by operating activities of $12.6 million in the prior year period. The increase was primarily due to favorable changes in inventory and accounts payable, partially offset by unfavorable changes in accounts receivable compared to the prior year period.
Investing Activities
During the three months ended March 2024, cash used by investing activities decreased $5.4 million as compared to the prior year period, primarily due to a decrease in capitalized computer software expenditures in the current year period.
Financing Activities
During the three months ended March 2024, cash used by financing activities was $54.6 million as compared to cash provided by financing activities of $17.0 million in the prior year period. The change was primarily due to $50.0 million of net borrowings under the Revolving Credit Facility during the three months ended March 2023 and $20.0 million of Common Stock repurchases made by the Company during the three months ended March 2024.

27 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2023 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2023 that would require the use of funds. As of March 2024, there have been no material changes in the amounts disclosed in the 2023 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the 2023 Annual Report on Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the financial statements, or are the most sensitive to change from outside factors, are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the 2023 Annual Report on Form 10-K. There have been no material changes in these policies disclosed in the 2023 Annual Report on Form 10-K.

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

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 28

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
More information on potential factors that could affect the Company's financial results are described in detail in the Company’s 2023 Annual Report on Form 10-K and in other reports and statements that the Company files with the Securities and Exchange Commission ("SEC").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures set forth under Item 7A in our 2023 Annual Report on Form 10-K.

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

29 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report on Form 10-K should be made. There have been no material changes to the risk factors from those disclosed in Part I, Item 1A of our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

First quarter fiscal 2024	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
December 31 - January 27	—	$—	—	$300,000,000
January 28 - February 24	—	—	—	300,000,000
February 25 - March 30	336,882	59.37	336,882	280,000,012
Total	336,882	$59.37	336,882
(1) The Company has a share repurchase program which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION
(c) During the three months ended March 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 30

ITEM 6. EXHIBITS

3.1
Amended and Restated Articles of Incorporation of Kontoor Brands, Inc., as amended through April 18, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on April 19, 2024)

10.1	Separation Agreement entered into April 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 5, 2024)

31.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Joseph A. Alkire, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chair of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Alkire, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

31 Kontoor Brands, Inc. Q1 FY24 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: May 2, 2024	By:	/s/ Joseph A. Alkire
Joseph A. Alkire
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q1 FY24 Form 10-Q 32