Form 10-Q
period 2024-06-29
Kontoor Brands, Inc.
filed 2024-08-01
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of July 26, 2024 was 55,685,269.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2024	December 2023	June 2023
ASSETS
Current assets
Cash and cash equivalents	$224,296	$215,050	$82,418
Accounts receivable, net	205,019	217,673	186,024
Inventories	488,340	500,353	626,885
Prepaid expenses and other current assets	104,357	110,808	114,345
Total current assets	1,022,012	1,043,884	1,009,672
Property, plant and equipment, net	108,150	112,045	106,878
Operating lease assets	55,850	54,812	65,388
Intangible assets, net	11,854	12,497	12,941
Goodwill	209,493	209,862	209,969
Other assets	205,080	212,339	203,469
TOTAL ASSETS	$1,612,439	$1,645,439	$1,608,317
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$62
Current portion of long-term debt	—	20,000	15,000
Accounts payable	196,460	180,220	195,282
Accrued and other current liabilities	153,903	171,414	156,766
Operating lease liabilities, current	22,714	21,003	21,899
Total current liabilities	373,077	392,637	389,009
Operating lease liabilities, noncurrent	35,911	36,753	42,044
Other liabilities	86,646	80,215	80,743
Long-term debt	749,654	763,921	773,270
Total liabilities	1,245,288	1,273,526	1,285,066
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at June 2024, December 2023 and June 2023	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 55,673,753 at June 2024; 55,720,251 at December 2023 and 56,109,508 at June 2023	—	—	—
Additional paid-in capital	297,518	273,197	258,349
Retained earnings	164,569	166,567	124,995
Accumulated other comprehensive loss	(94,936)	(67,851)	(60,093)
Total equity	367,151	371,913	323,251
TOTAL LIABILITIES AND EQUITY	$1,612,439	$1,645,439	$1,608,317
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2024	2023	2024	2023
Net revenues	$606,898	$616,009	$1,238,100	$1,283,132
Costs and operating expenses
Cost of goods sold	335,538	365,748	681,596	746,170
Selling, general and administrative expenses	196,117	186,864	396,831	378,616
Total costs and operating expenses	531,655	552,612	1,078,427	1,124,786
Operating income	75,243	63,397	159,673	158,346
Interest expense	(10,382)	(9,663)	(19,674)	(19,936)
Interest income	2,616	691	5,041	1,110
Other expense, net	(3,021)	(3,152)	(5,904)	(5,378)
Income before income taxes	64,456	51,273	139,136	134,142
Income taxes	12,687	14,877	27,860	31,450
Net income	$51,769	$36,396	$111,276	$102,692
Earnings per common share
Basic	$0.93	$0.65	$2.00	$1.84
Diluted	$0.92	$0.64	$1.97	$1.80
Weighted average shares outstanding
Basic	55,810	56,089	55,772	55,868
Diluted	56,456	56,846	56,597	56,893
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands)	2024	2023	2024	2023
Net income	$51,769	$36,396	$111,276	$102,692
Other comprehensive (loss) income
Net change in foreign currency translation	(9,146)	4,529	(11,669)	12,852
Net change in defined benefit pension plans	(58)	(35)	(140)	(70)
Net change in derivative financial instruments	(17,500)	3,418	(15,276)	6,790
Total other comprehensive (loss) income, net of related taxes	(26,704)	7,912	(27,085)	19,572
Comprehensive income	$25,065	$44,308	$84,191	$122,264
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June

(In thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$111,276	$102,692
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,530	18,219
Stock-based compensation	13,669	7,023
Provision for doubtful accounts	828	(278)
Other	3,264	9,113
Changes in operating assets and liabilities:
Accounts receivable	7,737	44,043
Inventories	8,444	(25,574)
Accounts payable	17,992	(11,545)
Income taxes	(1,505)	(22,242)
Accrued and other current liabilities	(16,401)	(20,665)
Other assets and liabilities	(12,163)	10,890
Cash provided by operating activities	152,671	111,676
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(8,122)	(13,277)
Capitalized computer software	(2,045)	(6,756)
Other	(1,265)	(10)
Cash used by investing activities	(11,432)	(20,043)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	—	268,000
Repayments under revolving credit facility	—	(268,000)
Repayments of term loan	(35,000)	(5,000)
Repurchases of Common Stock	(45,271)	—
Dividends paid	(55,732)	(53,756)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(1,037)	(3,057)
Other	—	(7,236)
Cash used by financing activities	(137,040)	(69,049)
Effect of foreign currency rate changes on cash and cash equivalents	5,047	655
Net change in cash and cash equivalents	9,246	23,239
Cash and cash equivalents – beginning of period	215,050	59,179
Cash and cash equivalents – end of period	$224,296	$82,418
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2023	55,720	$—	$273,197	$166,567	$(67,851)	$371,913
Net income	—	—	—	59,507	—	59,507
Stock-based compensation, net	309	—	11,209	(7,106)	—	4,103
Other comprehensive loss	—	—	—	—	(381)	(381)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,844)	—	(27,844)
Repurchases of Common Stock	(337)	—	(105)	(20,000)	—	(20,105)
Balance, March 2024	55,692	$—	$284,301	$171,124	$(68,232)	$387,193
Net income	—	—	—	51,769	—	51,769
Stock-based compensation, net	327	—	13,383	(5,436)	—	7,947
Other comprehensive loss	—	—	—	—	(26,704)	(26,704)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,888)	—	(27,888)
Repurchases of Common Stock	(345)	—	(166)	(25,000)	—	(25,166)
Balance, June 2024	55,674	$—	$297,518	$164,569	$(94,936)	$367,151

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2022	55,517	$—	$243,696	$86,726	$(79,665)	$250,757
Net income	—	—	—	66,296	—	66,296
Stock-based compensation, net	417	—	7,412	(10,029)	—	(2,617)
Other comprehensive income	—	—	—	—	11,660	11,660
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,808)	—	(26,808)
Balance, March 2023	55,934	$—	$251,108	$116,185	$(68,005)	$299,288
Net income	—	—	—	36,396	—	36,396
Stock-based compensation, net	176	—	7,241	(638)	—	6,603
Other comprehensive income	—	—	—	—	7,912	7,912
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,948)	—	(26,948)
Balance, June 2023	56,110	$—	$258,349	$124,995	$(60,093)	$323,251
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending December 28, 2024 ("fiscal 2024"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended June 2024, December 2023 and June 2023 correspond to the fiscal periods ended June 29, 2024, December 30, 2023 and July 1, 2023, respectively.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company include elevated interest rates, inflation, recessionary concerns, fluctuating foreign currency exchange rates, supply chain issues and inconsistent consumer demand, particularly in China. These factors continue to contribute to uncertain global economic conditions and consumer spending patterns, which are impacting retailers' and the Company's operations. Additionally, the conflicts in Ukraine and the Middle East are causing disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 7 to the Company's financial statements). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and six months ended June 2024 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2024. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed with the Securities and Exchange Commission on February 28, 2024 ("2023 Annual Report on Form 10-K").
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

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 8

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
Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended June 2024

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$353,376	$96,613	$2,162	$452,151
Non-U.S. Wholesale	40,294	41,662	—	81,956
Direct-to-Consumer	35,575	37,024	192	72,791
Total	$429,245	$175,299	$2,354	$606,898

Geographic revenues
U.S.	$382,977	$110,899	$2,354	$496,230
International	46,268	64,400	—	110,668
Total	$429,245	$175,299	$2,354	$606,898

	Three Months Ended June 2023

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$355,207	$98,218	$2,366	$455,791
Non-U.S. Wholesale	38,104	51,232	—	89,336
Direct-to-Consumer	32,174	38,558	150	70,882
Total	$425,485	$188,008	$2,516	$616,009

Geographic revenues
U.S.	$382,111	$114,248	$2,516	$498,875
International	43,374	73,760	—	117,134
Total	$425,485	$188,008	$2,516	$616,009

9 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 2024

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$682,101	$215,760	$4,254	$902,115
Non-U.S. Wholesale	84,732	105,280	—	190,012
Direct-to-Consumer	71,906	73,702	365	145,973
Total	$838,739	$394,742	$4,619	$1,238,100

Geographic revenues
U.S.	$740,440	$243,182	$4,619	$988,241
International	98,299	151,560	—	249,859
Total	$838,739	$394,742	$4,619	$1,238,100

	Six Months Ended June 2023

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$692,883	$233,517	$5,594	$931,994
Non-U.S. Wholesale	90,023	117,237	10	207,270
Direct-to-Consumer	65,726	77,903	239	143,868
Total	$848,632	$428,657	$5,843	$1,283,132

Geographic revenues
U.S.	$747,240	$263,938	$5,833	$1,017,011
International	101,392	164,719	10	266,121
Total	$848,632	$428,657	$5,843	$1,283,132
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	June 2024	December 2023	June 2023
Accounts receivable, net	$205,019	$217,673	$186,024
Contract assets (a)	7,772	10,929	6,034
Contract liabilities (b)	2,426	1,713	1,921
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued and other current liabilities" in the Company's balance sheets.
For the three and six months ended June 2024 and June 2023, no significant revenue was recognized that was included in contract liabilities as of December 2023 and December 2022, respectively. For the three and six months ended June 2024, no significant revenue was recognized from performance obligations satisfied, or partially satisfied, in prior periods. As of June 2024, the Company has contractual rights under its licensing agreements to receive $84.9 million of fixed consideration related to the future minimum guarantees through December 2029.

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 10

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
Accounting policies utilized for internal management reporting at the individual segments are consistent with those disclosed in the Company's 2023 Annual Report on Form 10-K. Corporate and other expenses, including certain restructuring and transformation costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended June		Six Months Ended June

(In thousands)	2024	2023	2024	2023
Segment revenues:
Wrangler	$429,245	$425,485	$838,739	$848,632
Lee	175,299	188,008	394,742	428,657
Total reportable segment revenues	604,544	613,493	1,233,481	1,277,289
Other revenues	2,354	2,516	4,619	5,843
Total net revenues	$606,898	$616,009	$1,238,100	$1,283,132
Segment profit:
Wrangler	$88,339	$70,976	$163,005	$142,083
Lee	13,367	17,165	48,461	56,738
Total reportable segment profit	$101,706	$88,141	$211,466	$198,821
Corporate and other expenses	(28,378)	(27,660)	(56,438)	(45,724)
Interest expense	(10,382)	(9,663)	(19,674)	(19,936)
Interest income	2,616	691	5,041	1,110
Loss related to other revenues	(1,106)	(236)	(1,259)	(129)
Income before income taxes	$64,456	$51,273	$139,136	$134,142

11 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

	Six Months Ended June

(In thousands)	2024	2023
Balance, December	$7,215	$9,918
Increase (decrease) in provision for expected credit losses	828	(278)
Accounts receivable balances written off	(298)	(1,107)
Other (1)	(117)	263
Balance, June	$7,628	$8,796
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
During the six months ended June 2024 and June 2023, the Company sold total trade accounts receivable of $647.5 million and $704.2 million, respectively. As of June 2024, December 2023 and June 2023, $179.6 million, $197.7 million and $211.5 million, respectively, of the sold trade accounts receivable had been removed from the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $2.9 million and $5.8 million for the three and six months ended June 2024, respectively, and $3.1 million and $6.1 million for the three and six months ended June 2023, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	June 2024	December 2023	June 2023
Finished products	$417,217	$421,051	$548,967
Work-in-process	32,667	35,722	33,502
Raw materials	38,456	43,580	44,416
Total inventories	$488,340	$500,353	$626,885

NOTE 6 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. At June 2024, December 2023 and June 2023, accounts payable included total outstanding balances of $32.7 million, $19.7 million and $30.6 million, respectively, due to suppliers that participate in the SCF programs.

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At June 2024, December 2023 and June 2023, the Company had $19.3 million, $24.1 million and $23.9 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at June 2024, December 2023 and June 2023. In addition, short-term borrowings included other debt of $0.1 million at June 2023, with no balance remaining at June 2024 and December 2023.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	June 2024	December 2023	June 2023
Revolving Credit Facility	$—	$—	$—
Term Loan A	353,827	388,481	393,218
4.125% Notes, due 2029	395,827	395,440	395,052
Total long-term debt	749,654	783,921	788,270
Less: current portion	—	(20,000)	(15,000)
Long-term debt, due beyond one year	$749,654	$763,921	$773,270
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
Term Loan A requires quarterly repayments of $5.0 million through September 2026, and the remaining principal of $335.0 million is due at maturity in November 2026. During the six months ended June 2024, the Company repaid a total of $35.0 million of the principal outstanding on Term Loan A, including $25.0 million of voluntary early quarterly repayments during the second quarter of 2024. Term Loan A had an outstanding principal amount of $355.0 million, $390.0 million and $395.0 million at June 2024, December 2023 and June 2023, respectively, which is reported net of unamortized deferred financing costs. As of June 2024, interest expense on Term Loan A was being recorded at an effective annual interest rate of 7.1%, including the amortization of deferred financing costs.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of June 2024, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.5 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.5 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of June 2024, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.

13 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

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
The Notes had an outstanding principal amount of $400.0 million at June 2024, December 2023 and June 2023, which is reported net of unamortized deferred financing costs. As of June 2024, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture governing the Notes contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of June 2024, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable non-financial covenants for at least one year from the issuance of these financial statements.
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

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

June 2024
Financial assets:
Cash equivalents:
Money market funds	$166,613	$166,613	$—	$—
Time deposits	2,280	2,280	—	—
Foreign currency exchange contracts	5,750	—	5,750	—
Investment securities	48,711	48,711	—	—
Financial liabilities:
Foreign currency exchange contracts	4,786	—	4,786	—
Deferred compensation	51,933	—	51,933	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2023
Financial assets:
Cash equivalents:
Money market funds	$145,554	$145,554	$—	$—
Time deposits	2,283	2,283	—	—
Foreign currency exchange contracts	16,504	—	16,504	—
Interest rate swap agreements	3,253	—	3,253	—
Investment securities	46,250	46,250	—	—
Financial liabilities:
Foreign currency exchange contracts	5,121	—	5,121	—
Deferred compensation	49,139	—	49,139	—
The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign currency exchange contracts and, at December 2023, interest rate swap agreements, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and observable interest rate yield curves for interest rate swap agreements. Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities and are comprised of mutual funds that are valued based on quoted prices in active markets (Level 1). Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants’ selection of hypothetical investments (Level 2).
Additionally, at June 2024, the carrying value of the Company's long-term debt was $749.7 million compared to a fair value of $711.2 million. At December 2023, the carrying value of the Company's long-term debt was $783.9 million compared to a fair value of $747.1 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2024 and December 2023, their carrying values approximated fair value due to the short-term nature of these instruments.

15 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $340.1 million at June 2024, $348.8 million at December 2023 and $333.0 million at June 2023, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. Because these interest rate swap agreements met the criteria for hedge accounting, all related gains and losses were deferred within accumulated other comprehensive loss ("AOCL") and were amortized through the expiration date of April 18, 2024. The notional amount of the interest rate swap agreements was $300.0 million at December 2023 and June 2023.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of June 2024.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	June	December	June	June	December	June
(In thousands)	2024	2023	2023	2024	2023	2023

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$5,735	$16,490	$23,358	$(4,757)	$(5,098)	$(4,629)
Interest rate swap agreements	—	3,253	8,529	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	15	14	24	(29)	(23)	(336)
Total derivatives	$5,750	$19,757	$31,911	$(4,786)	$(5,121)	$(4,965)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	June 2024		December 2023		June 2023

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$5,750	$(4,786)	$19,757	$(5,121)	$31,911	$(4,965)
Gross amounts not offset in the balance sheet	(2,983)	2,983	(894)	894	(2,038)	2,038
Net amounts	$2,767	$(1,803)	$18,863	$(4,227)	$29,873	$(2,927)

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	June 2024	December 2023	June 2023
Prepaid expenses and other current assets	$5,322	$18,319	$29,167
Accrued and other current liabilities	(2,950)	(4,009)	(4,497)
Other assets	428	1,438	2,744
Other liabilities	(1,836)	(1,112)	(468)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended June		Six Months Ended June

Cash Flow Hedging Relationships	2024	2023	2024	2023
Foreign currency exchange contracts	$(11,334)	$7,792	$(1,188)	$18,129
Interest rate swap agreements	(27)	2,017	47	1,708
Total	$(11,361)	$9,809	$(1,141)	$19,837

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended June		Six Months Ended June

Location of Gain (Loss)	2024	2023	2024	2023
Net revenues	$(1,215)	$(62)	$(1,162)	$(233)
Cost of goods sold	6,290	4,256	11,581	10,248
Other expense, net	85	136	167	296
Interest expense	569	2,435	3,300	4,536
Total	$5,729	$6,765	$13,886	$14,847

Other Derivative Information
Any contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings. There were no significant amounts recognized in earnings for changes in the fair values of derivative contracts not designated as hedges or the ineffective portion of any hedging relationships during the three and six months ended June 2024 and June 2023.
At June 2024, AOCL included $7.4 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 10 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the six months ended June 2024, the Company repurchased 0.7 million shares of Common Stock for $45.0 million, including commissions, under its $300.0 million share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase.

17 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Loss
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	June 2024	December 2023	June 2023
Foreign currency translation	$(102,726)	$(91,057)	$(94,610)
Defined benefit pension plans	2,773	2,913	2,173
Derivative financial instruments	5,017	20,293	32,344
Accumulated other comprehensive loss	$(94,936)	$(67,851)	$(60,093)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended June 2024
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, March 2024	$(93,580)	$2,831	$22,517	$(68,232)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(9,146)	—	(11,861)	(21,007)
Reclassifications to net income of previously deferred (gains) losses	—	(58)	(5,639)	(5,697)
Net other comprehensive income (loss)	(9,146)	(58)	(17,500)	(26,704)
Balance, June 2024	$(102,726)	$2,773	$5,017	$(94,936)

	Three Months Ended June 2023
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2023	$(99,139)	$2,208	$28,926	$(68,005)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	4,529	—	9,442	13,971
Reclassifications to net income of previously deferred (gains) losses	—	(35)	(6,024)	(6,059)
Net other comprehensive income (loss)	4,529	(35)	3,418	7,912
Balance, June 2023	$(94,610)	$2,173	$32,344	$(60,093)

	Six Months Ended June 2024
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2023	$(91,057)	$2,913	$20,293	$(67,851)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(11,669)	—	(2,173)	(13,842)
Reclassifications to net income of previously deferred (gains) losses	—	(140)	(13,103)	(13,243)
Net other comprehensive income (loss)	(11,669)	(140)	(15,276)	(27,085)
Balance, June 2024	$(102,726)	$2,773	$5,017	$(94,936)

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 2023
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2022	$(107,462)	$2,243	$25,554	$(79,665)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	12,852	—	19,734	32,586
Reclassifications to net income of previously deferred (gains) losses	—	(70)	(12,944)	(13,014)
Net other comprehensive income (loss)	12,852	(70)	6,790	19,572
Balance, June 2023	$(94,610)	$2,173	$32,344	$(60,093)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended June		Six Months Ended June
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2024	2023	2024	2023
Defined benefit pension plans:
Net change in deferred gains (losses) during the period	Selling, general and administrative expenses	$92	$47	$185	$93
Total before tax		92	47	185	93
Income taxes	Income taxes	(34)	(12)	(45)	(23)
Net of tax		58	35	140	70
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(1,215)	$(62)	$(1,162)	$(233)
Foreign currency exchange contracts	Cost of goods sold	6,290	4,256	11,581	10,248
Foreign currency exchange contracts	Other expense, net	85	136	167	296
Interest rate swap agreements	Interest expense	569	2,435	3,300	4,536
Total before tax		5,729	6,765	13,886	14,847
Income taxes	Income taxes	(90)	(741)	(783)	(1,903)
Net of tax		5,639	6,024	13,103	12,944
Total reclassifications for the period, net of tax		$5,697	$6,059	$13,243	$13,014

NOTE 11 — STOCK-BASED COMPENSATION
On April 1, 2024, the Company made its annual grant of equity awards under the Kontoor Brands, Inc. 2019 Stock Compensation Plan, including approximately 200,000 shares of performance-based restricted stock units ("PRSUs”) to employees, approximately 150,000 shares of time-based restricted stock units ("RSUs") to employees, and approximately 20,000 shares of RSUs to nonemployee members of the Board of Directors. The fair market value of Kontoor Common Stock at the date the awards were granted was $60.35 per share and was used to value the RSUs and Director RSUs.
Each PRSU entitles the employee to receive a potential final payout ranging from zero to two shares of Kontoor Common Stock at the end of a three-year performance period. The number of shares earned by participants, if any, is based on achievement of performance goals set by the Talent and Compensation Committee of the Board of Directors. The actual number of shares earned may also be adjusted upward or downward by up to 25% of the target award, subject to a 0% floor, based on how Kontoor’s total shareholder return (“TSR”) over a three-year period compares to the TSR for companies included in a Company-selected peer group. Shares earned related to the 2024 grants will be issued to participants following the conclusion of the three-year performance period.
Each employee RSU entitles the holder to one share of Kontoor Common Stock and typically vests over a three-year period. Each RSU granted to a nonemployee member of the Board of Directors vests upon grant and will be settled in one share of Kontoor Common Stock one year from the date of grant.

19 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 12 — INCOME TAXES
The effective income tax rate for the six months ended June 2024 was 20.0% compared to 23.4% in the 2023 period. The six months ended June 2024 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.2%. The six months ended June 2023 included a net discrete tax expense primarily related to a remeasurement of deferred tax assets associated with a tax holiday granted from local income taxes in a foreign jurisdiction which increased the effective income tax rate by 3.9%. The effective tax rate without discrete items for the six months ended June 2024 was 21.2% compared to 19.5% in the 2023 period. This increase was primarily due to changes in our jurisdictional mix of earnings.
During the six months ended June 2024, the amount of net unrecognized tax benefits and associated interest increased by $0.7 million to $14.3 million. Management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $2.2 million within the next 12 fiscal months due to expiration of statutes of limitations, which would reduce income tax expense.

NOTE 13 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2024	2023	2024	2023
Net income	$51,769	$36,396	$111,276	$102,692
Basic weighted average shares outstanding	55,810	56,089	55,772	55,868
Dilutive effect of stock-based awards	646	757	825	1,025
Diluted weighted average shares outstanding	56,456	56,846	56,597	56,893
Earnings per share:
Basic earnings per share	$0.93	$0.65	$2.00	$1.84
Diluted earnings per share	$0.92	$0.64	$1.97	$1.80
For the three and six months ended June 2024 and June 2023, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For the three and six months ended June 2024, a total of 0.8 million and 0.7 million shares of PRSUs, respectively, were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For both the three and six months ended June 2023, a total of 0.6 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 14 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2033. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Six Months Ended June

(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$15,769	$15,816
Right-of-use operating lease assets obtained in exchange for new operating leases - non-cash activity	$4,962	$11,683

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15 — RESTRUCTURING
During the three and six months ended June 2024, the Company incurred restructuring charges related to actions to streamline and transfer select production within our internal manufacturing network and other business optimization activities.
Of the $3.3 million and $7.9 million of restructuring charges recognized during the three and six months ended June 2024, respectively, $0.1 million and $1.7 million were reflected within "selling, general and administrative expenses" and $3.2 million and $6.2 million were reflected within "cost of goods sold," respectively. Of the $7.8 million of restructuring charges recognized during the three and six months ended June 2023, $5.4 million were reflected within "selling, general and administrative expenses" and $2.4 million were reflected within "cost of goods sold."
Of the $1.8 million total restructuring accrual reported in the Company's balance sheet at June 2024, $1.3 million is expected to be paid out within the next 12 months and was classified within "accrued and other current liabilities," and the remaining $0.5 million was classified within "other liabilities." All of the $0.8 million restructuring accrual reported in the Company's balance sheet at December 2023 was classified within "accrued and other current liabilities."
The following table presents the components of restructuring charges:

	Three Months Ended June		Six Months Ended June
(In thousands)
	2024	2023	2024	2023
Severance and employee-related benefits	$2,004	$6,614	$3,985	$6,614
Asset impairments	433	—	601	—
Inventory write-downs	219	—	1,902	—
Other	648	1,182	1,427	1,182
Total restructuring charges	$3,304	$7,796	$7,915	$7,796
The following table presents the restructuring costs by business segment:

	Three Months Ended June		Six Months Ended June
(In thousands)
	2024	2023	2024	2023
Wrangler	$2,882	$995	$6,131	$995
Lee	—	187	40	187
Corporate and other	422	6,614	1,744	6,614
Total	$3,304	$7,796	$7,915	$7,796
The following table presents activity in the restructuring accrual for the six-month period ended June 2024:

(In thousands)	Total

Accrual at December 2023	$827
Charges	4,875
Cash payments	(3,557)
Adjustments to accruals	(290)
Currency translation	(8)
Balance, June 2024	$1,847

NOTE 16 — SUBSEQUENT EVENT
On July 25, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of the Company's Common Stock. The cash dividend will be payable on September 20, 2024, to shareholders of record at the close of business on September 10, 2024.

21 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending December 28, 2024 ("fiscal 2024"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended June 2024, December 2023 and June 2023 correspond to the fiscal periods ended June 29, 2024, December 30, 2023 and July 1, 2023, respectively.
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
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company include elevated interest rates, inflation, recessionary concerns, fluctuating foreign currency exchange rates, supply chain issues and inconsistent consumer demand, particularly in China. These factors continue to contribute to uncertain global economic conditions and consumer spending patterns, which are impacting retailers' and the Company's operations. Additionally, the conflicts in Ukraine and the Middle East are causing disruption in the surrounding areas and greater uncertainty in the global economy. Inflationary pressures have moderated in recent quarters, and although these pressures continue to impact us, current period results reflect continued favorability from lower product costs compared to the second quarter of 2023.
The macroeconomic factors discussed above, primarily elevated interest rates, inflation and recessionary concerns, continued to impact consumer spending patterns leading to retailer actions to proactively manage inventory levels, which impacted our results during the six months ended June 2024.
Recent disruptions to key trade routes, such as the Red Sea and Panama Canal, affected our global supply chain during the second quarter of 2024 but did not have a significant impact on second quarter results. Although we continue to proactively manage our shipping carriers and routes to minimize costs and delays, these disruptions will impact freight costs during 2024.
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

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 22

Business Overview
We continue to execute on our strategic vision which focuses on four growth catalysts: (i) expansion of our core U.S. Wholesale business, (ii) category extensions such as outdoor, workwear and t-shirts, (iii) geographic expansion of our Wrangler® and Lee® brands, and (iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world.
In addition, our capital allocation strategy allows us the option to (i) pay down debt, (ii) provide for a superior dividend payout, (iii) effectively manage our share repurchase authorization and (iv) act on strategic investment opportunities that may arise.
During the second quarter of 2024, the Company incurred total restructuring and transformation charges of $4.5 million related to actions to streamline and transfer select production within our internal manufacturing network and other business optimization activities. Certain of the restructuring and transformation costs incurred during the second quarter of 2024 related to Project Jeanius, a comprehensive end-to-end business model transformation focused on simplifying the organization and creating significant investment capacity to accelerate growth and increase profitability. We are progressing in the detailed planning phase of Project Jeanius, and have started to execute on certain initiatives. We anticipate additional costs and benefits in future periods as we execute on this multi-year initiative. Refer to Note 15 to the Company's financial statements for additional information related to restructuring charges.

SECOND QUARTER OF FISCAL 2024 SUMMARY
•Net revenues decreased 1% to $606.9 million compared to the three months ended June 2023.
•U.S. Wholesale revenues decreased 1% compared to the three months ended June 2023, and represented 74% of total revenues in the current period.
•Non-U.S. Wholesale revenues decreased 8% compared to the three months ended June 2023, and represented 14% of total revenues in the current period.
•Direct-to-Consumer revenues increased 3% compared to the three months ended June 2023, and represented 12% of total revenues in the current period.
•Gross margin increased 410 basis points to 44.7% compared to the three months ended June 2023.
•Selling, general and administrative expenses as a percentage of net revenues increased to 32.3% compared to 30.3% for the three months ended June 2023.
•Net income increased 42% to $51.8 million compared to the three months ended June 2023.
•Diluted earnings per share was $0.92 in the second quarter, compared to $0.64 in the same period last year.

23 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Three Months Ended June		Six Months Ended June

(Dollars in thousands)	2024	2023	2024	2023
Net revenues	$606,898	$616,009	$1,238,100	$1,283,132
Gross margin (net revenues less cost of goods sold)	$271,360	$250,261	$556,504	$536,962
As a percentage of net revenues	44.7%	40.6%	44.9%	41.8%
Selling, general and administrative expenses	$196,117	$186,864	$396,831	$378,616
As a percentage of net revenues	32.3%	30.3%	32.1%	29.5%
Operating income	$75,243	$63,397	$159,673	$158,346
As a percentage of net revenues	12.4%	10.3%	12.9%	12.3%
Additionally, the following table presents a summary of the changes in net revenues for the three and six months ended June 2024 as compared to June 2023:

(In millions)	Three Months Ended June	Six Months Ended June

Net revenues — 2023	$616.0	$1,283.1
Operations	(8.0)	(45.8)
Impact of foreign currency	(1.1)	0.8
Net revenues — 2024	$606.9	$1,238.1
Three Months Ended June 2024 Compared to the Three Months Ended June 2023
Net revenues decreased 1%, driven by an 8% decrease in Non-U.S. Wholesale revenues primarily attributable to lower sales in China and EMEA. U.S. Wholesale revenues decreased 1%, driven by retailer inventory management actions and a decrease in revenue from seasonal product, partially offset by growth in our digital wholesale business and a 2% benefit from a shift in the timing of certain shipments from the third quarter into the second quarter of 2024. Global Direct-to-Consumer revenues increased 3% with growth in e-commerce sales partially offset by declines in retail store sales, due in part to store closures.
Additional details on changes in net revenues for the three months ended June 2024 as compared to June 2023 are provided in the section titled “Information by Business Segment.”
Gross margin increased 410 basis points, primarily related to 560 basis points of favorability from product costs, product mix and lower downtime from internal manufacturing. These benefits were partially offset by 130 basis points from pricing adjustments and channel mix along with a 10 basis point decrease due to restructuring and transformation charges.
Selling, general and administrative expenses increased $9.3 million, from 30.3% to 32.3% of net revenues, driven by a $4.7 million increase in certain incentive compensation-related expenses and a $3.1 million increase in investments in our direct-to-consumer business and information technology. These increases were partially offset by a decrease of $5.1 million from lower restructuring and transformation charges compared to the prior period.
Six Months Ended June 2024 Compared to the Six Months Ended June 2023
Net revenues decreased 4%, driven by a 3% decrease in U.S. Wholesale revenues primarily attributable to retailer inventory management actions and a decrease in revenue from seasonal product, partially offset by growth in our digital wholesale business. Non-U.S. Wholesale revenues decreased 8%, primarily driven by lower sales in EMEA and China. Global Direct-to-Consumer revenues increased 1% with growth in e-commerce sales partially offset by declines in retail store sales.
Additional details on changes in net revenues for the six months ended June 2024 as compared to June 2023 are provided in the section titled “Information by Business Segment.”
Gross margin increased 310 basis points, primarily related to 440 basis points of favorability from product costs and lower downtime from internal manufacturing. These benefits were partially offset by 80 basis points from pricing adjustments and 30 basis points from restructuring and transformation charges compared to the prior period.

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 24

Selling, general and administrative expenses increased $18.2 million, from 29.5% to 32.1% of net revenues, driven by a $10.8 million increase in certain incentive compensation-related expenses and a $7.0 million increase in investments in our direct-to-consumer business, demand creation and information technology, partially offset by a $2.6 million decrease in distribution and freight costs.
The effective income tax rate for the six months ended June 2024 was 20.0% compared to 23.4% in the 2023 period. The six months ended June 2024 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.2%. The six months ended June 2023 included a net discrete tax expense primarily related to a remeasurement of deferred tax assets associated with a tax holiday granted from local income taxes in a foreign jurisdiction which increased the effective income tax rate by 3.9%. The effective tax rate without discrete items for the six months ended June 2024 was 21.2% compared to 19.5% in the 2023 period. This increase was primarily due to changes in our jurisdictional mix of earnings.

Information by Business Segment
The Company's two reportable segments are Wrangler® and Lee®. Refer to Note 3 to the Company's financial statements for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the three and six months ended June 2024 as compared to the three and six months ended June 2023:
Segment Revenues:

	Three Months Ended June
(In millions)	Wrangler	Lee	Total

Segment revenues — 2023	$425.5	$188.0	$613.5
Operations	3.9	(11.8)	(7.9)
Impact of foreign currency	(0.2)	(0.9)	(1.1)
Segment revenues — 2024	$429.2	$175.3	$604.5

	Six Months Ended June
(In millions)	Wrangler	Lee	Total

Segment revenues — 2023	$848.6	$428.7	$1,277.3
Operations	(11.3)	(33.4)	(44.6)
Impact of foreign currency	1.4	(0.6)	0.8
Segment revenues — 2024	$838.7	$394.7	$1,233.5
Segment Profit:

	Three Months Ended June
(In millions)	Wrangler	Lee	Total

Segment profit — 2023	$71.0	$17.2	$88.1
Operations	17.3	(3.7)	13.7
Impact of foreign currency	—	(0.1)	(0.1)
Segment profit — 2024	$88.3	$13.4	$101.7

	Six Months Ended June
(In millions)	Wrangler	Lee	Total

Segment profit — 2023	$142.1	$56.7	$198.8
Operations	20.4	(8.0)	12.4
Impact of foreign currency	0.5	(0.2)	0.3
Segment profit — 2024	$163.0	$48.5	$211.5

25 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Segment revenues	$429.2	$425.5	0.9%	$838.7	$848.6	(1.2)%
Segment profit	$88.3	$71.0	24.5%	$163.0	$142.1	14.7%
Operating margin	20.6%	16.7%		19.4%	16.7%
Three Months Ended June 2024 Compared to the Three Months Ended June 2023
Global revenues for the Wrangler® brand increased 1%, due to growth in the Direct-to-Consumer and Non-U.S. Wholesale channels, partially offset by a decline in the U.S. Wholesale channel.
•Revenues in the Americas region increased 1%, primarily due to growth in our direct-to-consumer and wholesale businesses. Growth in our direct-to-consumer business was primarily driven by higher e-commerce sales. Growth in wholesale was driven by Non-U.S. Americas wholesale, primarily due to higher sales in Canada, partially offset by a decline in our U.S. wholesale channel. The U.S. wholesale channel decline was attributable to retailer inventory management actions, partially offset by an increase in our digital wholesale business.
•Revenues in the EMEA region remained flat, with growth in e-commerce sales and our digital wholesale business offset by a decline in our wholesale business.
•Revenues in the APAC region increased slightly.
Operating margin increased to 20.6%, compared to 16.7% for the 2023 period, driven by lower product costs, favorable product mix and lower downtime associated with proactive actions taken in the prior year to manage internal production. These improvements were partially offset by pricing adjustments, increases in investments in our direct-to-consumer business and information technology, increases in restructuring and transformation charges compared to the prior period and higher incentive compensation-related expense.
Six Months Ended June 2024 Compared to the Six Months Ended June 2023
Global revenues for the Wrangler® brand decreased 1%, due to declines in the U.S. Wholesale and Non-U.S. Wholesale channels, partially offset by growth in the Direct-to-Consumer channel.
•Revenues in the Americas region decreased 1%, primarily due to a decline in our wholesale business, partially offset by growth in our direct-to-consumer business. The decline in our wholesale business was driven by the U.S. wholesale channel, primarily due to retailer inventory management actions, partially offset by an increase in our digital wholesale business. Growth in our direct-to-consumer business was primarily driven by higher e-commerce sales.
•Revenues in the EMEA region decreased 6%, due to a decline in our wholesale business, partially offset by growth in our direct-to-consumer business and a 2% favorable impact from foreign currency.
•Revenues in the APAC region increased slightly.
Operating margin increased to 19.4%, compared to 16.7% for the 2023 period, primarily attributable to lower product costs, favorable product mix, lower downtime associated with proactive actions taken in the prior year to manage internal production and decreases in distribution and freight costs. These improvements were partially offset by pricing adjustments, increases in restructuring and transformation charges compared to the prior period, increases in investments in our direct-to-consumer business and information technology, higher incentive compensation-related expense and higher demand creation costs.

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 26

Lee

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Segment revenues	$175.3	$188.0	(6.8)%	$394.7	$428.7	(7.9)%
Segment profit	$13.4	$17.2	(22.1)%	$48.5	$56.7	(14.6)%
Operating margin	7.6%	9.1%		12.3%	13.2%
Three Months Ended June 2024 Compared to the Three Months Ended June 2023
Global revenues for the Lee® brand decreased 7%, due to declines in all regions and channels.
•Revenues in the Americas region decreased 4%, driven by decreases in our wholesale and direct-to-consumer businesses. The decrease in wholesale revenues was due to declines in the U.S. wholesale channel and our Non-U.S. wholesale business. The decline in the U.S. wholesale channel was primarily due to retailer inventory management actions and a decrease in revenue from seasonal product, partially offset by growth in our digital wholesale business. The decline in our direct-to-consumer business was due to lower retail store and e-commerce sales.
•Revenues in the APAC region decreased 16%, due to a decrease in wholesale revenues and retail store sales in China and a 3% unfavorable impact from foreign currency, partially offset by growth in e-commerce sales.
•Revenues in the EMEA region decreased 10%, attributable to a decrease in our wholesale business.
Operating margin decreased to 7.6%, compared to 9.1% for the 2023 period. Benefits from lower product costs were more than offset by unfavorable product mix, pricing adjustments, increases in investments in our direct-to-consumer business and deleverage of fixed expenses on lower revenues.
Six Months Ended June 2024 Compared to the Six Months Ended June 2023
Global revenues for the Lee® brand decreased 8%, due to declines in all regions and channels.
•Revenues in the Americas region decreased 7%, driven by an 8% decrease in the U.S. wholesale channel due to retailer inventory management actions and a decrease in revenue from seasonal product, partially offset by growth in our digital wholesale business.
•Revenues in the APAC region decreased 11%, primarily resulting from decreases in wholesale revenue and retail store sales in China and a 4% unfavorable impact from foreign currency, partially offset by growth in e-commerce sales.
•Revenues in the EMEA region decreased 8%, attributable to a decrease in our wholesale business, partially offset by growth in our digital wholesale business.
Operating margin decreased to 12.3%, compared to 13.2% for the 2023 period. Benefits from lower product costs were more than offset by unfavorable product mix, pricing adjustments, increases in investments in our direct-to-consumer business and deleverage of fixed expenses on lower revenues.
Other
In addition, we report an "Other" category to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Other revenues	$2.4	$2.5	(6.4)%	$4.6	$5.8	(20.9)%
Loss related to other revenues	$(1.1)	$(0.2)	*	$(1.3)	$(0.1)	*
Operating margin	(47.0)%	(9.4)%		(27.3)%	(2.2)%
*Calculation not meaningful.

27 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses, including certain restructuring and transformation costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Total reportable segment profit	$101.7	$88.1	15.4%	$211.5	$198.8	6.4%
Corporate and other expenses	(28.4)	(27.7)	2.6%	(56.4)	(45.7)	23.4%
Interest expense	(10.4)	(9.7)	7.4%	(19.7)	(19.9)	(1.3)%
Interest income	2.6	0.7	278.6%	5.0	1.1	354.1%
Loss related to other revenues	(1.1)	(0.2)	*	(1.3)	(0.1)	*
Income before income taxes	$64.5	$51.3	25.7%	$139.1	$134.1	3.7%
*Calculation not meaningful.
Three Months Ended June 2024 Compared to the Three Months Ended June 2023
Corporate and other expenses increased $0.7 million, primarily due to increases in incentive compensation-related expense, partially offset by a decrease in restructuring and transformation charges compared to the prior period.
Interest expense increased $0.7 million, primarily due to the higher effective interest rate as a result of the expiration of interest rate swap agreements in April 2024, partially offset by the effect of lower average debt outstanding during the three months ended June 2024 compared to the three months ended June 2023.
Six Months Ended June 2024 Compared to the Six Months Ended June 2023
Corporate and other expenses increased $10.7 million, primarily due to increases in incentive compensation-related expense.
Interest expense decreased $0.3 million, primarily due to the effect of lower average debt outstanding during the six months ended June 2024 compared to the six months ended June 2023, partially offset by the higher effective interest rate as a result of the expiration of interest rate swap agreements in April 2024.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company has historically generated strong positive cash flows from operations and continues to take proactive measures to manage working capital. During the six months ended June 2024, the Company repaid a total of $35.0 million of the principal outstanding on Term Loan A, including $25.0 million of voluntary early quarterly repayments during the second quarter of 2024. We believe cash flows from operations will support our short-term liquidity needs as well as any future liquidity and capital requirements, in combination with available cash balances and borrowing capacity from our revolving credit facility.
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
As of June 2024, the Company was in compliance with all applicable covenants under the Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 28

The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of June 2024.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of June 2024:

(In millions)	June 2024
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.5
Cash and cash equivalents	$224.3
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.5 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At June 2024, the Company had $19.3 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at June 2024.
During the six months ended June 2024, the Company repurchased 0.7 million shares of Common Stock for $45.0 million, including commissions, under its $300.0 million share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase. As of June 2024, $255.0 million remained available for repurchase under the program.
During the six months ended June 2024, the Company paid $55.7 million of dividends to its shareholders. On July 25, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.50 per share of the Company's Common Stock. The cash dividend will be payable on September 20, 2024, to shareholders of record at the close of business on September 10, 2024.
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
We anticipate that we will have sufficient cash flows from operations, along with existing borrowing capacity, to support continued investments in our brands, infrastructure, talent and capabilities, dividend payments to shareholders, repayment of our debt obligations when due and repurchases of Common Stock. In addition, we would use current liquidity as well as access to capital markets to fund any strategic investment opportunities that may arise.
We currently expect capital expenditures to be approximately $35.0 million in 2024, primarily to support manufacturing, distribution, facility improvement, information technology and owned retail store investments.
The following table presents our cash flows during the periods:

	Six Months Ended June

(In millions)	2024	2023
Cash provided (used) by:
Operating activities	$152.7	$111.7
Investing activities	$(11.4)	$(20.0)
Financing activities	$(137.0)	$(69.0)
Operating Activities
During the six months ended June 2024, cash provided by operating activities was $152.7 million as compared to $111.7 million in the prior year period. The increase was primarily due to higher net income as well as favorable changes in working capital, which included inventory, accounts payable and income taxes, partially offset by unfavorable changes in accounts receivable compared to the prior year period.
Investing Activities
During the six months ended June 2024, cash used by investing activities was $11.4 million as compared to $20.0 million in the prior year period, primarily due to decreases in expenditures of property, plant and equipment and capitalized computer software in the current year period.

29 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

Financing Activities
During the six months ended June 2024, cash used by financing activities was $137.0 million as compared to $69.0 million in the prior year period. The increase was primarily due to $45.0 million of Common Stock repurchases and $35.0 million in repayments of Term Loan A during the six months ended June 2024.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2023 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2023 that would require the use of funds. As of June 2024, there have been no material changes in the amounts disclosed in the 2023 Annual Report on Form 10-K.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this report include, but are not limited to: macroeconomic conditions, including elevated interest rates, inflation, recessionary concerns and fluctuating foreign currency exchange rates, as well as continuing global supply chain issues and geopolitical events, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company’s business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; reliance on a small number of large customers; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; intense industry competition; the ability to accurately forecast demand for products; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company’s ability to maintain the images of its brands; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 30

quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss or maintain operational performance; ability to properly collect, use, manage and secure consumer and employee data; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; legal, regulatory, political and economic risks; changes to trade policy, including tariff and import/export regulations; the impact of climate change and related legislative and regulatory responses; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; the Company maintaining satisfactory credit ratings; restrictions on the Company’s business relating to its debt obligations; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any worsening of the global business and economic environment.
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

31 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Second quarter fiscal 2024	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
March 31 - April 27	—	$—	—	$280,000,012
April 28 - May 25	—	—	—	280,000,012
May 26 - June 29	344,717	72.52	344,717	254,999,853
Total	344,717	$72.52	344,717
(1) The Company has a share repurchase program which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION
(c) During the three months ended June 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 32

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

33 Kontoor Brands, Inc. Q2 FY24 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: August 1, 2024	By:	/s/ Joseph A. Alkire
Joseph A. Alkire
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q2 FY24 Form 10-Q 34