Form 10-Q
period 2024-09-28
Kontoor Brands, Inc.
filed 2024-10-31
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of October 25, 2024 was 55,141,472.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2024	December 2023	September 2023
ASSETS
Current assets
Cash and cash equivalents	$269,427	$215,050	$77,828
Accounts receivable, net	230,435	217,673	236,816
Inventories	461,510	500,353	605,234
Prepaid expenses and other current assets	104,855	110,808	113,186
Total current assets	1,066,227	1,043,884	1,033,064
Property, plant and equipment, net	106,842	112,045	110,399
Operating lease assets	54,638	54,812	63,114
Intangible assets, net	11,778	12,497	12,553
Goodwill	209,843	209,862	209,413
Other assets	203,795	212,339	197,387
TOTAL ASSETS	$1,653,123	$1,645,439	$1,625,930
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$—	$—	$—
Current portion of long-term debt	—	20,000	17,500
Accounts payable	201,863	180,220	182,448
Accrued and other current liabilities	204,375	171,414	168,356
Operating lease liabilities, current	21,050	21,003	20,975
Total current liabilities	427,288	392,637	389,279
Operating lease liabilities, noncurrent	36,572	36,753	41,348
Other liabilities	87,350	80,215	79,084
Long-term debt	744,986	763,921	768,595
Total liabilities	1,296,196	1,273,526	1,278,306
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at September 2024, December 2023 and September 2023	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 55,134,865 at September 2024; 55,720,251 at December 2023 and 56,173,518 at September 2023	—	—	—
Additional paid-in capital	300,537	273,197	261,966
Retained earnings	166,033	166,567	156,491
Accumulated other comprehensive loss	(109,643)	(67,851)	(70,833)
Total equity	356,927	371,913	347,624
TOTAL LIABILITIES AND EQUITY	$1,653,123	$1,645,439	$1,625,930
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2024	2023	2024	2023
Net revenues	$670,194	$654,540	$1,908,294	$1,937,672
Costs and operating expenses
Cost of goods sold	370,684	383,075	1,052,280	1,129,245
Selling, general and administrative expenses	201,189	185,983	598,020	564,599
Total costs and operating expenses	571,873	569,058	1,650,300	1,693,844
Operating income	98,321	85,482	257,994	243,828
Interest expense	(11,178)	(10,454)	(30,852)	(30,390)
Interest income	2,965	964	8,006	2,074
Other expense, net	(3,335)	(3,764)	(9,239)	(9,142)
Income before income taxes	86,773	72,228	225,909	206,370
Income taxes	16,225	12,697	44,085	44,147
Net income	$70,548	$59,531	$181,824	$162,223
Earnings per common share
Basic	$1.27	$1.06	$3.27	$2.90
Diluted	$1.26	$1.05	$3.22	$2.85
Weighted average shares outstanding
Basic	55,421	56,151	55,655	55,962
Diluted	56,054	56,956	56,416	56,914
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands)	2024	2023	2024	2023
Net income	$70,548	$59,531	$181,824	$162,223
Other comprehensive (loss) income
Net change in foreign currency translation	1,730	(6,916)	(9,939)	5,936
Net change in defined benefit pension plans	(71)	(37)	(211)	(107)
Net change in derivative financial instruments	(16,366)	(3,787)	(31,642)	3,003
Total other comprehensive (loss) income, net of related taxes	(14,707)	(10,740)	(41,792)	8,832
Comprehensive income	$55,841	$48,791	$140,032	$171,055
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

(In thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$181,824	$162,223
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,052	27,405
Stock-based compensation	16,316	9,017
Provision for doubtful accounts	951	87
Other	4,227	10,331
Changes in operating assets and liabilities:
Accounts receivable	(16,012)	(10,660)
Inventories	35,270	(6,354)
Accounts payable	22,502	(23,145)
Income taxes	473	(24,064)
Accrued and other current liabilities	28,108	(10,170)
Other assets and liabilities	(16,453)	12,856
Cash provided by operating activities	286,258	147,526
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(11,841)	(21,553)
Capitalized computer software	(2,766)	(8,940)
Other	(1,858)	(837)
Cash used by investing activities	(16,465)	(31,330)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	—	288,000
Repayments under revolving credit facility	—	(288,000)
Repayments of term loan	(40,000)	(7,500)
Repurchases of Common Stock	(85,677)	—
Dividends paid	(83,306)	(80,719)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(1,769)	(2,506)
Other	—	(7,297)
Cash used by financing activities	(210,752)	(98,022)
Effect of foreign currency rate changes on cash and cash equivalents	(4,664)	475
Net change in cash and cash equivalents	54,377	18,649
Cash and cash equivalents – beginning of period	215,050	59,179
Cash and cash equivalents – end of period	$269,427	$77,828
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2023	55,720	$—	$273,197	$166,567	$(67,851)	$371,913
Net income	—	—	—	59,507	—	59,507
Stock-based compensation, net	309	—	11,209	(7,106)	—	4,103
Other comprehensive loss	—	—	—	—	(381)	(381)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,844)	—	(27,844)
Repurchases of Common Stock	(337)	—	(105)	(20,000)	—	(20,105)
Balance, March 2024	55,692	$—	$284,301	$171,124	$(68,232)	$387,193
Net income	—	—	—	51,769	—	51,769
Stock-based compensation, net	327	—	13,383	(5,436)	—	7,947
Other comprehensive loss	—	—	—	—	(26,704)	(26,704)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,888)	—	(27,888)
Repurchases of Common Stock	(345)	—	(166)	(25,000)	—	(25,166)
Balance, June 2024	55,674	$—	$297,518	$164,569	$(94,936)	$367,151
Net income	—	—	—	70,548	—	70,548
Stock-based compensation, net	26	—	3,405	(1,490)	—	1,915
Other comprehensive loss	—	—	—	—	(14,707)	(14,707)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,574)	—	(27,574)
Repurchases of Common Stock	(565)	—	(386)	(40,020)	—	(40,406)
Balance, September 2024	55,135	$—	$300,537	$166,033	$(109,643)	$356,927

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2022	55,517	$—	$243,696	$86,726	$(79,665)	$250,757
Net income	—	—	—	66,296	—	66,296
Stock-based compensation, net	417	—	7,412	(10,029)	—	(2,617)
Other comprehensive income	—	—	—	—	11,660	11,660
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,808)	—	(26,808)
Balance, March 2023	55,934	$—	$251,108	$116,185	$(68,005)	$299,288
Net income	—	—	—	36,396	—	36,396
Stock-based compensation, net	176	—	7,241	(638)	—	6,603
Other comprehensive income	—	—	—	—	7,912	7,912
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,948)	—	(26,948)
Balance, June 2023	56,110	$—	$258,349	$124,995	$(60,093)	$323,251
Net income	—	—	—	59,531	—	59,531
Stock-based compensation, net	64	—	3,617	(1,072)	—	2,545
Other comprehensive loss	—	—	—	—	(10,740)	(10,740)
Dividends on Common Stock ($0.48 per share)	—	—	—	(26,963)	—	(26,963)
Balance, September 2023	56,174	$—	$261,966	$156,491	$(70,833)	$347,624
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending December 28, 2024 ("fiscal 2024"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended September 2024, December 2023 and September 2023 correspond to the fiscal periods ended September 28, 2024, December 30, 2023 and September 30, 2023, respectively.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company include ongoing elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, supply chain issues and inconsistent consumer demand. These factors continue to contribute to uncertain global economic conditions and consumer spending patterns, which are impacting retailers' and the Company's operations. Additionally, the conflicts in Ukraine and the Middle East are causing disruption in the surrounding areas and greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 7 to the Company's financial statements in this Form 10-Q). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and nine months ended September 2024 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2024. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed with the Securities and Exchange Commission on February 28, 2024 ("2023 Annual Report on Form 10-K").
Out-of-Period Duty Expense Recorded in 2023
During the three months ended September 2023, management identified inaccuracies in processing certain transactions with U.S. Customs and Border Protection ("U.S. Customs") arising from the implementation of the Company's enterprise resource planning system, which resulted in an underpayment of duties owed to U.S. Customs for the 2021 to 2023 periods. Accordingly, the Company recorded $13.1 million in adjustments in the third quarter of 2023 within "cost of goods sold" to accrue for this underpayment of duty expense. The out-of-period duty expense recorded in 2023 results in a lack of comparability between periods in the statements of operations, primarily in cost of goods sold.
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Disclosure of Supplier Finance Program Obligations," which requires entities that provide supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs, outstanding confirmed amounts as of period end, a description of where those obligations are presented in the balance sheets and an annual rollforward of obligations. This guidance was adopted by the Company during the first quarter of 2023, except for the requirement to include an annual rollforward of obligations which is effective beginning in 2024 and will be disclosed in our 2024 annual report on Form 10-K. Refer to Note 6 to the Company's financial statements in this Form 10-Q for additional information related to our supply chain finance programs.

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 8

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
Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended September 2024

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$373,643	$105,342	$3,577	$482,562
Non-U.S. Wholesale	51,599	65,268	—	116,867
Direct-to-Consumer	38,865	31,733	167	70,765
Total	$464,107	$202,343	$3,744	$670,194

Geographic revenues
U.S.	$406,656	$119,254	$3,744	$529,654
International	57,451	83,089	—	140,540
Total	$464,107	$202,343	$3,744	$670,194

	Three Months Ended September 2023

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$355,608	$103,564	$1,799	$460,971
Non-U.S. Wholesale	53,644	71,433	—	125,077
Direct-to-Consumer	35,287	33,030	175	68,492
Total	$444,539	$208,027	$1,974	$654,540

Geographic revenues
U.S.	$385,501	$118,352	$1,974	$505,827
International	59,038	89,675	—	148,713
Total	$444,539	$208,027	$1,974	$654,540

9 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 2024

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$1,055,744	$321,102	$7,831	$1,384,677
Non-U.S. Wholesale	136,331	170,548	—	306,879
Direct-to-Consumer	110,771	105,435	532	216,738
Total	$1,302,846	$597,085	$8,363	$1,908,294

Geographic revenues
U.S.	$1,147,096	$362,436	$8,363	$1,517,895
International	155,750	234,649	—	390,399
Total	$1,302,846	$597,085	$8,363	$1,908,294

	Nine Months Ended September 2023

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,048,491	$337,081	$7,393	$1,392,965
Non-U.S. Wholesale	143,667	188,670	10	332,347
Direct-to-Consumer	101,013	110,933	414	212,360
Total	$1,293,171	$636,684	$7,817	$1,937,672

Geographic revenues
U.S.	$1,132,741	$382,290	$7,807	$1,522,838
International	160,430	254,394	10	414,834
Total	$1,293,171	$636,684	$7,817	$1,937,672
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	September 2024	December 2023	September 2023
Accounts receivable, net	$230,435	$217,673	$236,816
Contract assets (a)	9,729	10,929	8,704
Contract liabilities (b)	2,008	1,713	1,348
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued and other current liabilities" in the Company's balance sheets.
For the three and nine months ended September 2024 and September 2023, no significant revenue was recognized that was included in contract liabilities as of December 2023 and December 2022, respectively. For the three and nine months ended September 2024, no significant revenue was recognized from performance obligations satisfied, or partially satisfied, in prior periods. As of September 2024, the Company has contractual rights under its licensing agreements to receive $84.6 million of fixed consideration related to the future minimum guarantees through December 2029.

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 10

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
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended September		Nine Months Ended September

(In thousands)	2024	2023	2024	2023
Segment revenues:
Wrangler	$464,107	$444,539	$1,302,846	$1,293,171
Lee	202,343	208,027	597,085	636,684
Total reportable segment revenues	666,450	652,566	1,899,931	1,929,855
Other revenues	3,744	1,974	8,363	7,817
Total net revenues	$670,194	$654,540	$1,908,294	$1,937,672
Segment profit:
Wrangler	$97,753	$81,556	$260,758	$223,639
Lee	23,355	20,735	71,816	77,473
Total reportable segment profit	$121,108	$102,291	$332,574	$301,112
Corporate and other expenses	(26,307)	(20,091)	(82,745)	(65,815)
Interest expense	(11,178)	(10,454)	(30,852)	(30,390)
Interest income	2,965	964	8,006	2,074
Profit (loss) related to other revenues	185	(482)	(1,074)	(611)
Income before income taxes	$86,773	$72,228	$225,909	$206,370

11 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

	Nine Months Ended September

(In thousands)	2024	2023
Balance, December	$7,215	$9,918
Increase in provision for expected credit losses	951	87
Accounts receivable balances written off	(950)	(1,247)
Other (1)	100	(105)
Balance, September	$7,316	$8,653
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
During the nine months ended September 2024 and September 2023, the Company sold total trade accounts receivable of $1,016.8 million and $1,023.5 million, respectively. As of September 2024, December 2023 and September 2023, $243.1 million, $197.7 million and $216.2 million, respectively, of the sold trade accounts receivable were no longer reflected in the Company's balance sheets but remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $3.2 million and $9.0 million for the three and nine months ended September 2024, respectively, and $3.0 million and $9.1 million for the three and nine months ended September 2023, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	September 2024	December 2023	September 2023
Finished products	$389,181	$421,051	$526,633
Work-in-process	33,789	35,722	34,325
Raw materials	38,540	43,580	44,276
Total inventories	$461,510	$500,353	$605,234

NOTE 6 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. At September 2024, December 2023 and September 2023, accounts payable included total outstanding balances of $34.1 million, $19.7 million and $21.9 million, respectively, due to suppliers that participate in the SCF programs.

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At September 2024, December 2023 and September 2023, the Company had $20.0 million, $24.1 million and $23.7 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at September 2024, December 2023 and September 2023.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	September 2024	December 2023	September 2023
Revolving Credit Facility	$—	$—	$—
Term Loan A	348,965	388,481	390,849
4.125% Notes, due 2029	396,021	395,440	395,246
Total long-term debt	744,986	783,921	786,095
Less: current portion	—	(20,000)	(17,500)
Long-term debt, due beyond one year	$744,986	$763,921	$768,595
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
Term Loan A requires quarterly repayments of $5.0 million through September 2026, and the remaining principal of $335.0 million is due at maturity in November 2026. During the nine months ended September 2024, the Company repaid a total of $40.0 million of the principal outstanding on Term Loan A, including $25.0 million of voluntary early repayments which reduced future required quarterly repayments. Term Loan A had an outstanding principal amount of $350.0 million, $390.0 million and $392.5 million at September 2024, December 2023 and September 2023, respectively, which is reported net of unamortized deferred financing costs. As of September 2024, interest expense on Term Loan A was being recorded at an effective annual interest rate of 6.0%, including the amortization of deferred financing costs and the impact of the Company's interest rate swap agreements.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of September 2024, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.5 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.5 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of September 2024, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.

13 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

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
The Notes had an outstanding principal amount of $400.0 million at September 2024, December 2023 and September 2023, which is reported net of unamortized deferred financing costs. As of September 2024, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture governing the Notes contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of September 2024, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable non-financial covenants for at least one year from the issuance of these financial statements.
Refer to Note 11 in the Company's 2023 Annual Report on Form 10-K for additional information regarding the Company’s debt obligations.
Total cash paid for interest was $27.0 million and $23.5 million during the nine months ended September 2024 and September 2023, respectively.

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

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

September 2024
Financial assets:
Cash equivalents:
Money market funds	$204,475	$204,475	$—	$—
Time deposits	2,508	2,508	—	—
Foreign currency exchange contracts	627	—	627	—
Investment securities	49,556	49,556	—	—
Financial liabilities:
Foreign currency exchange contracts	13,024	—	13,024	—
Interest rate swap agreements	203	—	203	—
Deferred compensation	53,672	—	53,672	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2023
Financial assets:
Cash equivalents:
Money market funds	$145,554	$145,554	$—	$—
Time deposits	2,283	2,283	—	—
Foreign currency exchange contracts	16,504	—	16,504	—
Interest rate swap agreements	3,253	—	3,253	—
Investment securities	46,250	46,250	—	—
Financial liabilities:
Foreign currency exchange contracts	5,121	—	5,121	—
Deferred compensation	49,139	—	49,139	—
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
Additionally, at September 2024, the carrying value of the Company's long-term debt was $745.0 million compared to a fair value of $725.3 million. At December 2023, the carrying value of the Company's long-term debt was $783.9 million compared to a fair value of $747.1 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2024 and December 2023, their carrying values approximated fair value due to the short-term nature of these instruments.

15 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $317.0 million at September 2024, $348.8 million at December 2023 and $339.9 million at September 2023, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
The Company periodically enters into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. Because these swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are amortized through the swap maturity dates.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements (the "2019 Swap Agreements") that matured on April 18, 2024. On September 9, 2024, the Company entered into new "floating to fixed" interest rate swap agreements (the "2024 Swap Agreements") that mature on August 18, 2029. The notional amount of the 2024 Swap Agreements was $150.0 million at September 2024. The notional amount of the 2019 Swap Agreements was $300.0 million at December 2023 and September 2023.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of September 2024.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	September	December	September	September	December	September
(In thousands)	2024	2023	2023	2024	2023	2023

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$627	$16,490	$19,717	$(12,987)	$(5,098)	$(1,737)
Interest rate swap agreements	—	3,253	6,067	(203)	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	14	14	(37)	(23)	(37)
Total derivatives	$627	$19,757	$25,798	$(13,227)	$(5,121)	$(1,774)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	September 2024		December 2023		September 2023

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$627	$(13,227)	$19,757	$(5,121)	$25,798	$(1,774)
Gross amounts not offset in the balance sheet	(627)	627	(894)	894	(1,774)	1,774
Net amounts	$—	$(12,600)	$18,863	$(4,227)	$24,024	$—

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	September 2024	December 2023	September 2023
Prepaid expenses and other current assets	$556	$18,319	$24,220
Accrued and other current liabilities	(10,686)	(4,009)	(1,442)
Other assets	71	1,438	1,578
Other liabilities	(2,541)	(1,112)	(332)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended September		Nine Months Ended September

Cash Flow Hedging Relationships	2024	2023	2024	2023
Foreign currency exchange contracts	$(12,592)	$5,700	$(13,780)	$23,829
Interest rate swap agreements	(128)	202	(81)	1,910
Total	$(12,720)	$5,902	$(13,861)	$25,739

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended September		Nine Months Ended September

Location of Gain (Loss)	2024	2023	2024	2023
Net revenues	$(402)	$(37)	$(1,564)	$(270)
Cost of goods sold	4,635	7,095	16,216	17,343
Other expense, net	71	128	238	424
Interest expense	75	2,664	3,375	7,200
Total	$4,379	$9,850	$18,265	$24,697

Other Derivative Information
Any contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets. Changes in the fair values of derivative contracts not designated as hedges are recognized directly in earnings. There were no significant amounts recognized in earnings for changes in the fair values of derivative contracts not designated as hedges or the ineffective portion of any hedging relationships during the three and nine months ended September 2024 and September 2023.
At September 2024, AOCL included $5.8 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 10 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the nine months ended September 2024, the Company repurchased 1.2 million shares of Common Stock for $85.0 million, including commissions, under its $300.0 million share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase.

17 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Loss
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	September 2024	December 2023	September 2023
Foreign currency translation	$(100,996)	$(91,057)	$(101,526)
Defined benefit pension plans	2,702	2,913	2,136
Derivative financial instruments	(11,349)	20,293	28,557
Accumulated other comprehensive loss	$(109,643)	$(67,851)	$(70,833)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended September 2024
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, June 2024	$(102,726)	$2,773	$5,017	$(94,936)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	1,730	—	(12,001)	(10,271)
Reclassifications to net income of previously deferred (gains) losses	—	(71)	(4,365)	(4,436)
Net other comprehensive income (loss)	1,730	(71)	(16,366)	(14,707)
Balance, September 2024	$(100,996)	$2,702	$(11,349)	$(109,643)

	Three Months Ended September 2023
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2023	$(94,610)	$2,173	$32,344	$(60,093)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(6,916)	—	5,176	(1,740)
Reclassifications to net income of previously deferred (gains) losses	—	(37)	(8,963)	(9,000)
Net other comprehensive income (loss)	(6,916)	(37)	(3,787)	(10,740)
Balance, September 2023	$(101,526)	$2,136	$28,557	$(70,833)

	Nine Months Ended September 2024
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2023	$(91,057)	$2,913	$20,293	$(67,851)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(9,939)	—	(14,174)	(24,113)
Reclassifications to net income of previously deferred (gains) losses	—	(211)	(17,468)	(17,679)
Net other comprehensive income (loss)	(9,939)	(211)	(31,642)	(41,792)
Balance, September 2024	$(100,996)	$2,702	$(11,349)	$(109,643)

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 2023
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2022	$(107,462)	$2,243	$25,554	$(79,665)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	5,936	—	24,910	30,846
Reclassifications to net income of previously deferred (gains) losses	—	(107)	(21,907)	(22,014)
Net other comprehensive income (loss)	5,936	(107)	3,003	8,832
Balance, September 2023	$(101,526)	$2,136	$28,557	$(70,833)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended September		Nine Months Ended September
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2024	2023	2024	2023
Defined benefit pension plans:
Net change in deferred gains (losses) during the period	Selling, general and administrative expenses	$96	$49	$281	$142
Total before tax		96	49	281	142
Income taxes	Income taxes	(25)	(12)	(70)	(35)
Net of tax		71	37	211	107
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(402)	$(37)	$(1,564)	$(270)
Foreign currency exchange contracts	Cost of goods sold	4,635	7,095	16,216	17,343
Foreign currency exchange contracts	Other expense, net	71	128	238	424
Interest rate swap agreements	Interest expense	75	2,664	3,375	7,200
Total before tax		4,379	9,850	18,265	24,697
Income taxes	Income taxes	(14)	(887)	(797)	(2,790)
Net of tax		4,365	8,963	17,468	21,907
Total reclassifications for the period, net of tax		$4,436	$9,000	$17,679	$22,014

NOTE 11 — INCOME TAXES
The effective income tax rate for the nine months ended September 2024 was 19.5% compared to 21.4% in the 2023 period. The nine months ended September 2024 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.7%. The nine months ended September 2023 included a net discrete tax expense primarily related to a remeasurement of deferred tax assets associated with a tax holiday granted from local income taxes in a foreign jurisdiction which increased the effective income tax rate by 2.4%. The effective tax rate without discrete items for the nine months ended September 2024 was 20.2% compared to 19.0% in the 2023 period. The increase was primarily due to changes in our jurisdictional mix of earnings.
During the nine months ended September 2024, the amount of net unrecognized tax benefits and associated interest increased by $0.9 million to $14.5 million. Management believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $2.3 million within the next 12 fiscal months due to expiration of statutes of limitations, which would reduce income tax expense.

19 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 12 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2024	2023	2024	2023
Net income	$70,548	$59,531	$181,824	$162,223
Basic weighted average shares outstanding	55,421	56,151	55,655	55,962
Dilutive effect of stock-based awards	633	805	761	952
Diluted weighted average shares outstanding	56,054	56,956	56,416	56,914
Earnings per share:
Basic earnings per share	$1.27	$1.06	$3.27	$2.90
Diluted earnings per share	$1.26	$1.05	$3.22	$2.85
For the three and nine months ended September 2024 and September 2023, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For the three and nine months ended September 2024, a total of 0.5 million and 0.6 million shares of performance-based restricted stock units ("PRSUs"), respectively, were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For both the three and nine months ended September 2023, a total of 0.6 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 13 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2033. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Nine Months Ended September

(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$24,378	$23,375
Right-of-use operating lease assets obtained in exchange for new operating leases - non-cash activity	$7,675	$13,316

NOTE 14 — RESTRUCTURING
During the three and nine months ended September 2024, the Company incurred restructuring charges related to actions to streamline and transfer select production within our internal manufacturing network and other business optimization activities.
Of the $2.1 million and $10.1 million of restructuring charges recognized during the three and nine months ended September 2024, respectively, $0.1 million and $1.8 million were reflected within "selling, general and administrative expenses" and $2.0 million and $8.3 million were reflected within "cost of goods sold," respectively. Of the $7.8 million of restructuring charges recognized during the nine months ended September 2023, $5.4 million were reflected within "selling, general and administrative expenses" and $2.4 million were reflected within "cost of goods sold."
Of the $2.0 million restructuring accrual reported in the Company's balance sheet at September 2024, $1.7 million is expected to be paid out within the next 12 months and was classified within "accrued and other current liabilities," and the remaining $0.3 million was classified within "other liabilities." All of the $0.8 million restructuring accrual reported in the Company's balance sheet at December 2023 was classified within "accrued and other current liabilities."

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the components of restructuring charges:

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2024	2023	2024	2023
Severance and employee-related benefits	$386	$—	$4,371	$6,614
Asset impairments	49	—	650	—
Inventory write-downs	—	—	1,902	—
Other	1,712	—	3,139	1,182
Total restructuring charges	$2,147	$—	$10,062	$7,796
The following table presents the restructuring costs by business segment:

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2024	2023	2024	2023
Wrangler	$1,823	$—	$7,954	$995
Lee	—	—	40	187
Corporate and other	324	—	2,068	6,614
Total	$2,147	$—	$10,062	$7,796
The following table presents activity in the restructuring accrual for the nine-month period ended September 2024:

(In thousands)	Total

Accrual at December 2023	$827
Charges	6,731
Cash payments	(5,269)
Adjustments to accruals	(300)
Currency translation	(8)
Balance, September 2024	$1,981

NOTE 15 — SUBSEQUENT EVENT
On October 24, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share of the Company's Common Stock. The cash dividend will be payable on December 19, 2024, to shareholders of record at the close of business on December 9, 2024.

21 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

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
The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Cautionary Statement On Forward-Looking Statements” included later in Part I, Item 2 of this Quarterly Report on Form 10-Q, in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" in our 2023 Annual Report on Form 10-K.
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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending December 28, 2024 ("fiscal 2024"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended September 2024, December 2023 and September 2023 correspond to the fiscal periods ended September 28, 2024, December 30, 2023 and September 30, 2023, respectively.
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
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company include ongoing elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, supply chain issues and inconsistent consumer demand. These factors continue to contribute to uncertain global economic conditions and consumer spending patterns, which are impacting retailers' and the Company's operations. Additionally, the conflicts in Ukraine and the Middle East are causing disruption in the surrounding areas and greater uncertainty in the global economy. Inflationary pressures have moderated in recent quarters, and although these pressures continue to impact us, current period results reflect continued favorability from lower product costs compared to the third quarter of 2023.
The macroeconomic factors discussed above, primarily interest rates and inflation, contributed to retailer actions to manage inventory levels, which impacted our results during the nine months ended September 2024.
Ongoing disruptions to key trade routes such as the Red Sea and Panama Canal, as well as political unrest in Bangladesh, affected our global supply chain during the third quarter of 2024 but did not have a significant impact on results. Additionally, we do not anticipate that these disruptions, as well as recent port strikes on the East and Gulf Coasts of the U.S., will have a significant impact on freight costs or operations in the fourth quarter of 2024.
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

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 22

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
In addition, our capital allocation strategy allows us the option to (i) invest in our business, (ii) pay down debt, (iii) provide for a superior dividend payout, (iv) effectively manage our share repurchase authorization and (v) act on strategic acquisition opportunities that may arise.
During the third quarter of 2024, the Company incurred total restructuring and transformation charges of $8.4 million, of which $2.1 million related to actions to streamline and transfer select production within our internal manufacturing network and $6.3 million related to business optimization activities associated with the detailed planning and initial execution phases of Project Jeanius. This comprehensive end-to-end business model transformation is focused on simplifying the organization and creating significant investment capacity to accelerate growth and increase profitability. We anticipate additional costs and benefits in future periods as we continue to execute on this multi-year initiative. Refer to Note 14 to the Company's financial statements in this Form 10-Q for additional information related to restructuring charges.
Out-of-Period Duty Expense Recorded in 2023
During the three months ended September 2023, management identified inaccuracies in processing certain transactions with U.S. Customs and Border Protection ("U.S. Customs") arising from the implementation of the Company's enterprise resource planning system, which resulted in an underpayment of duties owed to U.S. Customs for the 2021 to 2023 periods. Accordingly, the Company recorded $13.1 million in adjustments in the third quarter of 2023 within "cost of goods sold" to accrue for this underpayment of duty expense. The out-of-period duty expense recorded in 2023 results in a lack of comparability between periods in the statements of operations, primarily in cost of goods sold.

THIRD QUARTER OF FISCAL 2024 SUMMARY
•Net revenues increased 2% to $670.2 million compared to the three months ended September 2023.
•U.S. Wholesale revenues increased 5% compared to the three months ended September 2023, and represented 72% of total revenues in the current period.
•Non-U.S. Wholesale revenues decreased 7% compared to the three months ended September 2023, and represented 17% of total revenues in the current period.
•Direct-to-Consumer revenues increased 3% compared to the three months ended September 2023, and represented 11% of total revenues in the current period.
•Gross margin increased 320 basis points to 44.7% compared to the three months ended September 2023.
•Selling, general and administrative expenses as a percentage of net revenues increased to 30.0% compared to 28.4% for the three months ended September 2023.
•Net income increased 19% to $70.5 million compared to the three months ended September 2023.
•Diluted earnings per share was $1.26 in the third quarter, compared to $1.05 in the same period last year.

23 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Three Months Ended September		Nine Months Ended September

(Dollars in thousands)	2024	2023	2024	2023
Net revenues	$670,194	$654,540	$1,908,294	$1,937,672
Gross margin (net revenues less cost of goods sold)	$299,510	$271,465	$856,014	$808,427
As a percentage of net revenues	44.7%	41.5%	44.9%	41.7%
Selling, general and administrative expenses	$201,189	$185,983	$598,020	$564,599
As a percentage of net revenues	30.0%	28.4%	31.3%	29.1%
Operating income	$98,321	$85,482	$257,994	$243,828
As a percentage of net revenues	14.7%	13.1%	13.5%	12.6%
Additionally, the following table presents a summary of the changes in net revenues for the three and nine months ended September 2024 as compared to September 2023:

(In millions)	Three Months Ended September	Nine Months Ended September

Net revenues — 2023	$654.5	$1,937.7
Operations	15.9	(30.0)
Impact of foreign currency	(0.2)	0.6
Net revenues — 2024	$670.2	$1,908.3
Three Months Ended September 2024 Compared to the Three Months Ended September 2023
Net revenues increased 2%, driven by a 5% increase in U.S. Wholesale revenues primarily attributable to growth in our digital wholesale business, expanded distribution and category growth, partially offset by retailer actions to manage inventory levels. Non-U.S. Wholesale revenues decreased 7%, driven predominantly by lower sales in EMEA and Mexico. Global Direct-to-Consumer revenues increased 3% with growth in e-commerce sales partially offset by declines in retail store sales.
Additional details on changes in net revenues for the three months ended September 2024 as compared to September 2023 are provided in the section titled “Information by Business Segment.”
Gross margin increased 320 basis points, primarily related to 290 basis points of favorability from product costs and channel mix and 200 basis points due to the out-of-period duty expense recorded in 2023. These benefits were partially offset by 120 basis points from lower pricing, proactive inventory management actions and product mix and 30 basis points from restructuring and transformation charges.
Selling, general and administrative expenses increased $15.2 million, from 28.4% to 30.0% of net revenues, driven by $6.4 million of restructuring and other transformation charges in the third quarter of 2024, a $3.6 million increase in incentive compensation expense and a $2.3 million increase in demand creation investments.
Nine Months Ended September 2024 Compared to the Nine Months Ended September 2023
Net revenues decreased 2%, driven by an 8% decrease in the Non-U.S. Wholesale channel due to lower sales in EMEA and China. U.S. Wholesale revenues decreased 1%, primarily attributable to retailer actions to manage inventory levels and a decrease in revenue from seasonal product, partially offset by an increase in our digital wholesale business and category growth. Global Direct-to-Consumer revenues increased 2% with growth in e-commerce sales partially offset by declines in retail store sales.
Additional details on changes in net revenues for the nine months ended September 2024 as compared to September 2023 are provided in the section titled “Information by Business Segment.”
Gross margin increased 320 basis points, primarily related to 380 basis points of favorability from product costs and 70 basis points due to the out-of-period duty expense recorded in 2023. These benefits were partially offset by 110 basis points from lower pricing and restructuring and transformation charges.

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 24

Selling, general and administrative expenses increased $33.4 million, from 29.1% to 31.3% of net revenues, driven by a $14.4 million increase in incentive compensation expense, $10.2 million of higher investments in our direct-to-consumer business, demand creation and information technology and a $6.6 million increase in restructuring and transformation charges, partially offset by a $2.1 million reduction in distribution and freight costs.
The effective income tax rate for the nine months ended September 2024 was 19.5% compared to 21.4% in the 2023 period. The nine months ended September 2024 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.7%. The nine months ended September 2023 included a net discrete tax expense primarily related to a remeasurement of deferred tax assets associated with a tax holiday granted from local income taxes in a foreign jurisdiction which increased the effective income tax rate by 2.4%. The effective tax rate without discrete items for the nine months ended September 2024 was 20.2% compared to 19.0% in the 2023 period. The increase was primarily due to changes in our jurisdictional mix of earnings.

Information by Business Segment
The Company's two reportable segments are Wrangler® and Lee®. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the three and nine months ended September 2024 as compared to the three and nine months ended September 2023:
Segment Revenues:

	Three Months Ended September
(In millions)	Wrangler	Lee	Total

Segment revenues — 2023	$444.5	$208.0	$652.6
Operations	19.8	(5.7)	14.1
Impact of foreign currency	(0.2)	—	(0.2)
Segment revenues — 2024	$464.1	$202.3	$666.5

	Nine Months Ended September
(In millions)	Wrangler	Lee	Total

Segment revenues — 2023	$1,293.2	$636.7	$1,929.9
Operations	8.4	(39.0)	(30.6)
Impact of foreign currency	1.2	(0.6)	0.6
Segment revenues — 2024	$1,302.8	$597.1	$1,899.9
Segment Profit:

	Three Months Ended September
(In millions)	Wrangler	Lee	Total

Segment profit — 2023	$81.6	$20.7	$102.3
Operations	16.3	2.4	18.6
Impact of foreign currency	(0.1)	0.3	0.2
Segment profit — 2024	$97.8	$23.4	$121.1

	Nine Months Ended September
(In millions)	Wrangler	Lee	Total

Segment profit — 2023	$223.6	$77.5	$301.1
Operations	36.7	(5.8)	30.9
Impact of foreign currency	0.5	0.1	0.6
Segment profit — 2024	$260.8	$71.8	$332.6

25 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Segment revenues	$464.1	$444.5	4.4%	$1,302.8	$1,293.2	0.7%
Segment profit	$97.8	$81.6	19.9%	$260.8	$223.6	16.6%
Operating margin	21.1%	18.3%		20.0%	17.3%
Three Months Ended September 2024 Compared to the Three Months Ended September 2023
Global revenues for the Wrangler® brand increased 4%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels, partially offset by a decline in the Non-U.S. Wholesale channel.
•Revenues in the Americas region increased 5%, primarily due to growth in our wholesale and direct-to-consumer businesses. Growth in wholesale was driven by an increase in our U.S. digital wholesale business, expanded distribution and category growth, partially offset by retailer actions to manage inventory levels. Growth in our direct-to-consumer business was primarily driven by higher e-commerce sales.
•Revenues in the EMEA region decreased 4%, attributable to a decline in our wholesale business, partially offset by growth in our direct-to-consumer business and a 2% favorable impact from foreign currency.
•Revenues in the APAC region were flat.
Operating margin increased to 21.1%, compared to 18.3% for the 2023 period, driven by lower product costs and the out-of-period duty expense recorded in 2023, partially offset by lower pricing, higher investments in our direct-to-consumer business, demand creation and information technology and increases in restructuring and transformation charges.
Nine Months Ended September 2024 Compared to the Nine Months Ended September 2023
Global revenues for the Wrangler® brand increased 1%, due to growth in the Direct-to-Consumer and U.S. Wholesale channels, partially offset by a decline in the Non-U.S. Wholesale channel.
•Revenues in the Americas region increased 1%, primarily due to growth in our wholesale and direct-to-consumer businesses. Growth in wholesale was driven by an increase in our U.S. digital wholesale business and category growth, partially offset by retailer actions to manage inventory levels. Growth in our direct-to-consumer business was primarily driven by higher e-commerce sales.
•Revenues in the EMEA region decreased 6%, due to a decline in our wholesale business, partially offset by growth in our direct-to-consumer business and a 2% favorable impact from foreign currency.
•Revenues in the APAC region increased slightly.
Operating margin increased to 20.0%, compared to 17.3% for the 2023 period, primarily attributable to favorability from lower product costs, the out-of-period duty expense recorded in 2023, product mix and downtime in our manufacturing plants taken in the prior year. These improvements were partially offset by higher investments in our direct-to-consumer business, demand creation and information technology, as well as lower pricing, increases in restructuring and transformation charges and higher incentive compensation expense.

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 26

Lee

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Segment revenues	$202.3	$208.0	(2.7)%	$597.1	$636.7	(6.2)%
Segment profit	$23.4	$20.7	12.6%	$71.8	$77.5	(7.3)%
Operating margin	11.5%	10.0%		12.0%	12.2%
Three Months Ended September 2024 Compared to the Three Months Ended September 2023
Global revenues for the Lee® brand decreased 3%, due to declines in the Non-U.S. Wholesale and Direct-to-Consumer channels, partially offset by growth in the U.S. Wholesale channel.
•Revenues in the Americas region decreased 3%, driven by declines in our wholesale and direct-to-consumer businesses. The decrease in wholesale revenues was due to a decline in our non-U.S. wholesale business, primarily due to lower sales in Mexico. The U.S. Wholesale channel grew, reflecting an increase in digital wholesale, partially offset by lower wholesale shipments. The decline in our direct-to-consumer business was due to lower retail store sales.
•Revenues in the APAC region increased 2%, due to growth in wholesale revenues in China, partially offset by a decrease in China retail store sales.
•Revenues in the EMEA region decreased 7%, attributable to a decline in our wholesale business, partially offset by growth in e-commerce sales and a 3% favorable impact from foreign currency.
Operating margin increased to 11.5%, compared to 10.0% for the 2023 period, primarily attributable to lower product costs and the out-of-period duty expense recorded in 2023, partially offset by lower pricing and unfavorable product and channel mix.
Nine Months Ended September 2024 Compared to the Nine Months Ended September 2023
Global revenues for the Lee® brand decreased 6%, due to declines in all regions and channels.
•Revenues in the Americas region decreased 6%, driven by declines in our wholesale and direct-to-consumer businesses. The decrease in wholesale revenues was due to a decline in the U.S. Wholesale channel, as well as our non-U.S. wholesale business, primarily due to lower sales in Mexico. The decline in the U.S. Wholesale channel was primarily due to retailer actions to manage inventory levels and a decrease in seasonal product sales, partially offset by growth in digital wholesale. The decline in our direct-to-consumer business was due to lower retail store and e-commerce sales.
•Revenues in the APAC region decreased 7%, primarily resulting from declines in wholesale revenue and retail store sales in China and a 2% unfavorable impact from foreign currency, partially offset by growth in e-commerce sales.
•Revenues in the EMEA region decreased 8%, attributable to a decline in our wholesale business, partially offset by growth in our digital wholesale business and e-commerce sales.
Operating margin decreased to 12.0%, compared to 12.2% for the 2023 period. Benefits from lower product costs and the out-of-period duty expense recorded in 2023 were more than offset by unfavorable product mix, lower pricing, higher investments in our direct-to-consumer business and deleverage of fixed expenses on lower revenues.
Other
In addition, we report an "Other" category to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Other revenues	$3.7	$2.0	89.7%	$8.4	$7.8	7.0%
Profit (loss) related to other revenues	$0.2	$(0.5)	138.4%	$(1.1)	$(0.6)	75.8%
Operating margin	4.9%	(24.4)%		(12.8)%	(7.8)%

27 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses, including certain restructuring and transformation costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2024	2023	Percent Change	2024	2023	Percent Change
Total reportable segment profit	$121.1	$102.3	18.4%	$332.6	$301.1	10.4%
Corporate and other expenses	(26.3)	(20.1)	30.9%	(82.7)	(65.8)	25.7%
Interest expense	(11.2)	(10.5)	6.9%	(30.9)	(30.4)	1.5%
Interest income	3.0	1.0	207.6%	8.0	2.1	286.0%
Profit (loss) related to other revenues	0.2	(0.5)	138.4%	(1.1)	(0.6)	75.8%
Income before income taxes	$86.8	$72.2	20.1%	$225.9	$206.4	9.5%
Three Months Ended September 2024 Compared to the Three Months Ended September 2023
Corporate and other expenses increased $6.2 million, primarily due to an increase in restructuring and transformation charges compared to the prior period.
Interest expense increased $0.7 million, primarily due to the maturity of the 2019 Swap Agreements in April 2024, partially offset by the effect of lower average debt outstanding during the three months ended September 2024 compared to the three months ended September 2023. In addition, the three months ended September 2023 included interest attributable to the out-of-period duty expense recorded in 2023.
Nine Months Ended September 2024 Compared to the Nine Months Ended September 2023
Corporate and other expenses increased $16.9 million, primarily due to increases in incentive compensation expense and restructuring and transformation charges compared to the prior period.
Interest expense increased $0.5 million, primarily due to the maturity of the 2019 Swap Agreements in April 2024, partially offset by the effect of lower average debt outstanding during the nine months ended September 2024 compared to the nine months ended September 2023. In addition, the nine months ended September 2023 included interest attributable to the out-of-period duty expense recorded in 2023.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flow from operations and maintain our debt financing on acceptable terms. The Company has historically generated strong positive cash flows from operations and continues to take proactive measures to manage working capital. During the nine months ended September 2024, the Company repaid a total of $40.0 million of the principal outstanding on Term Loan A, including $25.0 million of voluntary early repayments which reduced future required quarterly repayments. We believe cash flows from operations will support our short-term liquidity needs as well as any future liquidity and capital requirements, in combination with available cash balances and borrowing capacity from our revolving credit facility.
The Company is party to a senior secured Credit Agreement, as amended and restated on November 18, 2021 (the “Credit Agreement”), which provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), collectively referred to as “Credit Facilities,” with the lenders and agents party thereto. Term Loan A requires quarterly repayments of $5.0 million through September 2026, and the remaining principal of $335.0 million is due at maturity in November 2026. Additionally, the Company has outstanding $400.0 million of unsecured 4.125% senior notes due 2029. The Company has "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. Refer to Note 11 in the Company's 2023 Annual Report on Form 10-K and Note 7 to the Company's financial statements in this Form 10-Q for additional information regarding the Company’s debt obligations, and refer to Note 9 to the Company's financial statements in this Form 10-Q for additional information regarding the Company's interest rate swap agreements.

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 28

As of September 2024, the Company was in compliance with all applicable covenants under the Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of September 2024.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of September 2024:

(In millions)	September 2024
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.5
Cash and cash equivalents	$269.4
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.5 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At September 2024, the Company had $20.0 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at September 2024.
During the nine months ended September 2024, the Company repurchased 1.2 million shares of Common Stock for $85.0 million, including commissions, under its $300.0 million share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase. As of September 2024, $215.0 million remained available for repurchase under the program.
During the nine months ended September 2024, the Company paid $83.3 million of dividends to its shareholders. On October 24, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share of the Company's Common Stock. The cash dividend will be payable on December 19, 2024, to shareholders of record at the close of business on December 9, 2024.
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
We anticipate that we will have sufficient cash flows from operations, along with existing borrowing capacity, to support continued investments in our brands, infrastructure, talent and capabilities, dividend payments to shareholders, repayment of our debt obligations when due and repurchases of Common Stock. In addition, we would use current liquidity as well as access to capital markets to fund any strategic acquisition opportunities that may arise.
We currently expect capital expenditures to be approximately $25.0 million in 2024, primarily to support manufacturing, distribution, facility improvement, information technology and owned retail store investments.
The following table presents our cash flows during the periods:

	Nine Months Ended September

(In millions)	2024	2023
Cash provided (used) by:
Operating activities	$286.3	$147.5
Investing activities	$(16.5)	$(31.3)
Financing activities	$(210.8)	$(98.0)
Operating Activities
During the nine months ended September 2024, cash provided by operating activities was $286.3 million as compared to $147.5 million in the prior year period. The increase was primarily due to higher net income as well as favorable changes in working capital, which included accounts payable, inventory, accrued and other current liabilities and income taxes.

29 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

Investing Activities
During the nine months ended September 2024, cash used by investing activities was $16.5 million as compared to $31.3 million in the prior year period, primarily due to decreases in expenditures of property, plant and equipment and capitalized computer software in the current year period.
Financing Activities
During the nine months ended September 2024, cash used by financing activities was $210.8 million as compared to $98.0 million in the prior year period. The increase was primarily due to $85.0 million of Common Stock repurchases and $40.0 million in repayments of Term Loan A during the nine months ended September 2024.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2023 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2023 that would require the use of funds. As of September 2024, there have been no material changes in the amounts disclosed in the 2023 Annual Report on Form 10-K.

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

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 30

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

31 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report on Form 10-K, as supplemented below, should be made.
Except as set forth below, there have been no material changes to the risk factors from those disclosed in Part I, Item 1A of our 2023 Annual Report on Form 10-K:
Environmental, social and governance ("ESG") issues and regulations, including those related to climate change and sustainability, and stakeholder response thereto may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their ESG practices and policies. The landscape related to ESG regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the SEC, the State of California, and the European Commission have published proposed or final rules, including the European Commission's Corporate Sustainability Reporting Directive, that would require significantly increased disclosures related to climate change and other issues. We may experience significant future cost increases associated with regulatory compliance for ESG matters, including fees, licenses, reporting, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. Increased focus and activism related to ESG may hinder our access to capital or negatively impact our stock price, as investors may reconsider their capital investment based on their assessment of our ESG practices and policies. In particular, investor advocacy groups, institutional investors, shareholders, employees, consumers, customers, regulators, proxy advisory services and other market participants have increasingly focused on ESG practices and policies of companies. These stakeholders have placed increased importance on ESG practices and their effect on companies from an investor, consumer, customer or employee perspective. If our ESG practices do not meet investor or other stakeholder expectations and standards or evolving regulatory requirements, our stock price, brand, sales, ability to access capital markets, reputation and employee retention, among other things, may be negatively affected.
In addition, we have published goals across a range of ESG areas, including environmental sustainability, greenhouse gas emissions, and diversity, equity and inclusion matters. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could increase our operational costs. In addition, we could be criticized for the scope or nature of these goals, or for any revisions to our goals. Moreover, we may determine that it is in the best interests of our Company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we do not adapt to or comply with new ESG regulations, such as those related to climate change, carbon emissions and related ESG disclosure requirements, or fail to meet our goals or evolving investor, industry or stakeholder expectations and standards, or if we are perceived (whether or not valid) to have not responded appropriately to the growing and various concerns for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from a competitor, and our reputation, business or financial results may be adversely affected. Further, if we incur adverse publicity and reaction from investors, activist groups or other stakeholders related to our ESG efforts and goals, the perception of us and our products and services by current and potential customers, as well as investors, could be adversely impacted which could adversely impact our business and financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Third quarter fiscal 2024	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
June 30 - July 27	—	$—	—	$254,999,853
July 28 - August 24	435,079	70.17	435,079	224,470,081
August 25 - September 28	129,976	73.02	129,976	214,979,702
Total	565,055	$70.83	565,055
(1) The Company has a share repurchase program which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 32

ITEM 5. OTHER INFORMATION
(c) During the three months ended September 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

33 Kontoor Brands, Inc. Q3 FY24 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: October 31, 2024	By:	/s/ Joseph A. Alkire
Joseph A. Alkire
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Denise Sumner
Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q3 FY24 Form 10-Q 34