Form 10-K
period 2024-12-28
Kontoor Brands, Inc.
filed 2025-02-25
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐ No  ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,640,000,000 based on the closing price of the registrant's Common Stock on the New York Stock Exchange.
As of February 21, 2025, there were 55,326,048 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference:
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

KONTOOR BRANDS, INC

Table of Contents - Kontoor Brands, Inc. 2024 Form 10-K

PART I
Special Note On Forward-Looking Statements
Kontoor Brands, Inc. (“Kontoor,” the “Company,” “we,” “us,” or “our”) has made statements in this Annual Report on Form 10-K that are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Known or unknown risks, uncertainties and other factors that could cause the actual results of operations or financial condition of Kontoor to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those described in Item 1A. Risk Factors of this Annual Report on Form 10-K, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, and the following: macroeconomic conditions, including elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, global supply chain issues and inconsistent consumer demand, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company’s business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; reliance on a small number of large customers; potential difficulty in completing the acquisition of Helly Hansen, in successfully integrating it and/or in achieving the expected growth, cost savings and/or synergies from such acquisition; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; intense industry competition; the ability to accurately forecast demand for products; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company’s ability to maintain the images of its brands; changes to trade policy, including tariff and import/export regulations; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company's business relating to its debt obligations; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; potential challenges with the Company's implementation of Project Jeanius; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss or maintain operational performance; ability to properly collect, use, manage and secure consumer and employee data; legal, regulatory, political and economic risks; the impact of climate change and related legislative and regulatory responses; stakeholder response to sustainability issues, including those related to climate change; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any worsening of the global business and economic environment.
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

Kontoor Brands, Inc. 2024 Form 10-K 1

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
After our 2025 Annual Meeting of Shareholders, we intend to file with the New York Stock Exchange (“NYSE”) the certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this certification with the NYSE on April 23, 2024.

ITEM 1. BUSINESS.
Overview
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company, with a portfolio led by two of the world’s most iconic consumer brands: Wrangler® and Lee®. The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company’s products are sold in the United States (“U.S.”) through mass merchants, specialty stores, department stores, company-operated stores and online, including digital marketplaces. The Company’s products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions, through department stores, specialty stores, company-operated stores, concession retail stores, independently-operated partnership stores and online, including digital marketplaces.
Kontoor is headquartered in the U.S. with a presence in over 70 countries. Our primary brands, Wrangler® and Lee®, have a combined heritage that spans over 200 years. During 2024, we sold approximately 147 million units of apparel across all brands. We benefit from long-standing relationships with many of our customers who we believe depend on our ability to reliably and timely replenish our high-volume products.
We focus on continuously improving the most important elements of our products, which include fit, fabric, finish and overall construction, while continuing to provide our products to consumers at attractive price points. We leverage innovation and design advancements as well as the unique heritage of our brands to create products that meet our consumers' needs.
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2024, December 2023 and December 2022 correspond to the 52-week fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company during 2024 included ongoing elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, supply chain issues and inconsistent consumer demand. These factors continued to contribute to uncertain global economic conditions and consumer spending patterns, which impacted retailers' and the Company's operations. Additionally, the U.S. government has recently enacted and proposed tariff increases on imports. These actions may result in reciprocal tariffs or other restrictive trade measures by foreign jurisdictions. These conditions are causing greater uncertainty in the global economy.
The macroeconomic factors discussed above, primarily interest rates and inflation, contributed to ongoing retailer actions to conservatively manage inventory levels, which impacted our results during 2024.
Our global supply chain was affected by ongoing disruptions to key trade routes such as the Red Sea and Panama Canal, political unrest in Bangladesh and port strikes on the East and Gulf Coasts of the U.S. These disruptions did not have a significant impact on results.
The Company has responded to ongoing macroeconomic conditions by controlling expenses, adjusting pricing and proactively managing our global supply chain. While we anticipate continued uncertainty related to the macroeconomic environment during 2025, including the potential impact of tariff increases on product costs, we believe we are appropriately positioned to successfully manage through operational challenges that may arise. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
As discussed in Note 23 to the Company's financial statements in this Form 10-K, on February 18, 2025, the Company entered into a definitive agreement to acquire the global outdoor and workwear brand Helly Hansen, a wholly-owned subsidiary of Canadian Tire Corporation, Limited, for $1.276 billion Canadian dollars ("CAD") or approximately $900 million as of the agreement date, subject to working capital and other closing adjustments. On February 19, 2025, the Company entered into foreign currency exchange contracts totaling $1.275 billion CAD to mitigate any impact of foreign currency fluctuations prior to the closing date. The transaction is expected to close in the second fiscal quarter of 2025, upon receipt of required regulatory approval and completion of customary closing conditions.
2 Kontoor Brands, Inc. 2024 Form 10-K

Corporate Information
Our principal executive offices are located at 400 N. Elm Street, Greensboro, North Carolina 27401 and our telephone number is 336-332-3400. Our website is www.kontoorbrands.com. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
Our Competitive Strengths
•Iconic Brands With Significant Global Scale
The Wrangler® and Lee® brands are steeped in rich heritage and authenticity, with 78 years and 136 years of history, respectively, and have an established global presence in the apparel market across numerous categories and channels of distribution. Products bearing our brands are sold in more than 70 countries, and we believe they have strong consumer connectivity worldwide with approximately 147 million units sold in 2024. We market our brands and products to highlight their differentiated position and product attributes. We sit at the center of cultural moments and cater broadly to customers through our global and regional licensed collaborations, such as Angel Chen, Basquiat, HEYDUDE, Hot Wheels, The Hundreds and STAUD, among others. We recently launched a collaboration with country music superstar and Grammy award-winner Lainey Wilson as part of a multi-year partnership. In addition, we have been the official jeans of the Dallas Cowboys since 2023. We strive to maximize our consumer reach by leveraging each brand’s best practices to drive growth across product categories and expand our overall net revenues and earnings profile.
•Deep Relationships With Leading Brick-and-Mortar and E-Commerce Retailers
We have developed long-term relationships with many leading brick-and-mortar and e-commerce retailers, including Amazon, Kohl’s, Target and Walmart, whom we believe rely on our iconic brands, leading product quality and value and innovation to address evolving consumer needs in our product categories. Our rich global heritage across both the Wrangler® and Lee® brands also supports strong positions in growing markets, such as in the U.S. Western specialty channel and with leading retailers in Europe and China. By fostering these relationships, we have become an important vendor for many of our customers and have built leading category positions, which in turn supports the availability of our brands to consumers and our ability to introduce new products and categories. We also endeavor to provide sophisticated logistics, planning and merchandising expertise to support our customers, which we believe enables a level of insight that builds more integrated customer relationships.
•Integrated Supply Chain Built to Support Volume and Replenishment
We are continually refining our supply chain to maximize efficiency and reinforce our reputation of reliability with our customers. Through our vertically integrated supply chain, we manufacture, source and distribute a significant quantity of high-volume apparel products that are frequently replenished by our retail partners. Our product procurement and distribution strategies, combined with our internal manufacturing facilities and retail floor space management programs, create increased operating flexibility. Our supply chain is built to support large volumes and to meet customer needs while balancing cost and operational requirements across our U.S. Wholesale, Non-U.S. Wholesale and Direct-to-Consumer channels. Our internal manufacturing facilities are all located in the Western Hemisphere where their proximity to our primary markets enables us to deliver inventory in a consistent and timely manner. We also have established global third-party sourcing and distribution networks that we leverage across product categories and various regions. We currently have three technical service centers located in North Carolina, South China and Bangladesh. Additionally, we leverage our global enterprise resource planning (“ERP”) system to reduce complexity in our supply chain, create better inventory management and improve our speed in the market. We believe our flexible and balanced approach to manufacturing and distribution allows us to be agile in managing our production needs and support our strategy and growth.
•Highly Experienced Management Team and Board of Directors
We have a highly experienced senior management team and Board of Directors that continuously demonstrates an unwavering commitment to our employees, our shareholders and our business. Drawing on deep industry knowledge and diverse perspectives, they have helped navigate our business through unprecedented challenges while simultaneously evolving our strategies with agility and flexibility. As we continue our focus on catalyzing growth for our global brands, we believe our management team and Board of Directors will continue to drive the success of our company.
•Resilient Business Model That Delivers Consistent Results
Our business has historically generated consistent margins, strong cash flows and high returns on capital due to our global reach, leading market positions, deep customer relationships, and the vertical integration of our supply chain. We believe we offer high product value and quality to our consumers, who respond to our value proposition by consistently purchasing our products over time. Our strong margin profile combined with our diligent approach to operational excellence and capital management have produced strong cash flows. We believe our consistent financial results will provide us with the opportunity to invest in our business and deploy a multi-faceted capital allocation strategy. Despite the macroeconomic pressures faced by the Company in recent years, we have been resilient and agile in responding to shifting market conditions, and have continued to produce forward momentum by executing on our strategic vision discussed below, focusing on cash flow, optionality and revenue and margin growth to drive long-term acceleration.

Kontoor Brands, Inc. 2024 Form 10-K 3

Our Strategies
We continue to execute on our strategic vision which focuses on four growth vectors: (i) expansion of our core U.S. Wholesale business, (ii) category extensions such as outdoor, workwear and tops, (iii) geographic expansion of our Wrangler® and Lee® brands and (iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world. We believe the following four areas will catalyze profitable revenue growth in the future:
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
•Diversify Our Product Mix Through Category Extensions
We continue to enhance our existing product assortment, broaden our product offering and expand into adjacent product categories, with a focus on outdoor, workwear and tops. Within outdoor, we are bringing to market new product innovation platforms such as collections from Wrangler All Terrain Gear. Within workwear, we are leveraging our strong brand equity and innovation platforms to enter new markets and categories. And in tops, we are focusing our efforts across logo, lifestyle and licensed/collaboration content. We continue to diversify our assortment in both brands, including product extensions such as non-denim bottoms and female categories, new licensed categories such as belts, small leather goods, headwear, socks, home décor, luggage, bags, eyewear and cold weather accessories and the launch of the Wrangler Bespoke collection and Lee X innovation platform. Successful execution of our product expansion strategies should broaden the appeal of our brands and products to new consumers and ultimately drive the overall net revenues of the business.
•Expand Our Reach Around the Globe
We continue to pursue opportunities to evolve our business with new and existing customers and expand the international distribution of our products into new markets. We are leveraging relationships with licensees to broaden our distribution, such as the expansion of Wrangler® and Lee® branded stores in India. In Europe, we are refining our strategy to become more consumer-centric in addressing how and where our customers want to purchase our products. Approximately 90% of Wrangler® revenues are in the U.S., and thus Wrangler® has many international growth opportunities, particularly in Europe.
•Elevate Our Direct Connection With Consumers Through Channel Expansion
We are leveraging our leading brand positions to increase our digital penetration with our own e‑commerce websites as well as major global retail partners, as we continue to evolve our digital ecosystem. We also continue to focus on our brick-and-mortar strategy. For example, in the U.S. we are optimizing the location and footprint of our stores and elevating the customer experience. In Asia, we launched a retail excellence initiative with reformatted stores, improved point-of-sale technologies and enhanced assortments, and we expanded our presence on livestreaming platforms. In Europe, we are refining our brick-and-mortar strategy by leveraging best practices and continuing to invest in our digital platform. We are making progress towards these objectives through investments in advanced data analytics capabilities and unlocking insights and value through our global ERP infrastructure. In addition, we are stepping up our investment in accretive enablers, such as product and design, innovation, supply chain, talent and culture and demand creation.
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
•Wrangler
Wrangler® is an iconic American heritage brand rooted in the western lifestyle, with 78 years of history offering denim, apparel, footwear and accessories for adults and children. We offer multiple sub-brands, collections and product lines within the Wrangler® brand to target specific consumer demographics and consumer end-users, including: 20X®, Aura from the Women at Wrangler®, Cowboy Cut®, Premium Patch®, Riggs Workwear®, Rock 47®, Rustler®, Wrangler Retro®, Wrangler Rugged Wear® and Wrangler All Terrain Gear.
•Lee
Lee® is an iconic American brand offering denim, apparel, footwear and accessories for adults and children, with 136 years of heritage and authenticity. The Lee® brand delivers trend-forward styles with exceptional fit and comfort through innovative fabric solutions and advanced design technology. The Lee® brand offers multiple sub-brands, collections and product lines, making it attractive for a broader consumer base, including: Lee101®, Riders®, Storm Rider®, Lee MVPTM and Lee XTM.
4 Kontoor Brands, Inc 2024 Form 10-K

•Other
Other includes sales and licensing of Chic®, Rock & Republic®, other company-owned brands and private label apparel. Chic® is a traditional apparel brand and is marketed to consumers as a classic comfort solution. We distribute the brand by leveraging our e-commerce relationships. Rock & Republic® is a premium apparel brand and is marketed to consumers as a modern and active lifestyle brand. We distribute the brand through our e-commerce relationships, retail stores and our Company-operated website at www.rockandrepublic.com.
Distribution Channels and Customers
Our distribution channels include U.S. Wholesale, Non-U.S. Wholesale and Direct-to-Consumer.
•U.S. Wholesale
The U.S. Wholesale channel is our largest distribution channel and accounted for approximately 73% of our net revenues in 2024. Within this channel, our Wrangler® and Lee® branded products are marketed and sold by mass merchants, specialty stores including western specialty retail, department stores, online, including digital marketplaces, and through licensees. This channel also includes revenues related to Chic® and Rock & Republic® products sold in the U.S. A portion of our U.S. Wholesale net revenue is attributable to digital sales from our wholesale partners’ websites and third-party e-commerce platforms such as Amazon and other pure-play digital retailers. Third-party e-commerce platforms are a growing and important portion of this channel.
Our mass merchant customers include national retailers such as Target and Walmart, as well as various regional retail partners. Our department store customers include national retailers such as Kohl’s as well as other retail partners. The specialty store channel, which includes revenue from Wrangler® Riggs Workwear® and Wrangler® Western branded products, consists primarily of national accounts such as Boot Barn, Cavender's and Tractor Supply Company as well as upscale modern specialty stores.
We foster close and longstanding relationships with our top brick-and-mortar wholesale customers. In addition, we engage in an active dialogue with many of our key wholesale customers and receive proprietary insights about how our products are performing on a timely basis. Our brands’ top U.S. Wholesale customers include Amazon, Boot Barn, Cavender's, Kohl’s, Target and Walmart.
In addition, we have revenues in our U.S. Wholesale channel from licensing arrangements where we receive royalties based on a percentage of the licensed products’ net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.
•Non-U.S. Wholesale
The Non-U.S. Wholesale channel represents the majority of our international business and accounted for approximately 15% of our net revenues in 2024. Wrangler® and Lee® branded products are available in Canada, Mexico, the United Kingdom, continental Europe, the Middle East, China, and through licensees across Australia, Asia, Africa, Mexico, Central and South America, Europe and India. The majority of the Wrangler® and Lee® international product business is located in EMEA and APAC, where we sell our products directly to our department store and specialty store wholesale customers, online, including digital marketplaces, and indirectly through our distribution and license relationships. In Canada and Mexico, our products are primarily marketed through mass merchants, department stores and specialty stores. A portion of our Non-U.S. Wholesale net revenue is attributable to digital sales from our wholesale partners’ websites, third-party e-commerce platforms, and other pure-play digital retailers. Additionally, our Non-U.S. Wholesale channel includes sales in partnership stores located across EMEA, APAC and South America. Partnership stores are owned and operated by our licensees, distributors and other independent parties. They are retail locations selling our Wrangler® and Lee® branded products that have the appearance of Kontoor-operated stores, and as such represent an important vehicle for presenting our brands to international consumers. Similar to the U.S. Wholesale channel, we use proprietary insights from our wholesale customers to strategically refine our products and adjust our go-to-market approach.
Geographically, our net revenue in EMEA is concentrated in developed markets such as France, Germany, Italy, the Netherlands, Poland, Scandinavia, Spain and the United Kingdom. We access the APAC market primarily through our business in China. Canada is the largest international market for Wrangler® branded products, while China is the largest international market for Lee® branded products.
In addition, we have revenues in our Non-U.S. Wholesale channel from international licensing arrangements where we receive royalties based on a percentage of the licensed products’ net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.
•Direct-to-Consumer
Our Direct-to-Consumer channel accounted for approximately 12% of our net revenues in 2024 and represents sales of our products via our Wrangler® and Lee® branded full-price and outlet stores, online and via international concession arrangements.
The Direct-to-Consumer channel allows us to achieve the fullest expression of our brands by displaying our product lines in a manner that supports the brands’ positioning, providing an in-store and online user experience that enables us to address the needs and preferences of our consumers.

Kontoor Brands, Inc. 2024 Form 10-K 5

As of December 28, 2024, we had 20 Company-operated full-price Wrangler® and Lee® branded retail stores, which are located in Asia, Europe and the U.S. They include mono-brand stores, which carry either Wrangler® or Lee® branded products, and dual-brand stores, which carry both Wrangler® and Lee® branded products. We also had 57 Company-operated premium outlet and clearance centers as of December 28, 2024, primarily our Lee Wrangler OutletTM and Lee Wrangler Clearance CenterTM retail stores located in the U.S., as well as outlets in Europe and Mexico.
As of December 28, 2024, we had 187 concession retail and outlet stores in Europe and Asia. Under a typical concession arrangement, we have a dedicated sales area, pay a concession fee for use of the space based on a percentage of retail sales and, in many cases, manage staffing for operation of the sales area. The concession model provides dedicated sales areas for our brands and helps differentiate and enhance the presentation of our products, generally with lower overhead than opening a separate store.
We continue to prioritize serving our customers through digital platforms that enhance the user experience and drive customer interaction in digital and physical environments. Sales from our own websites represent a growing portion of our net revenues, and help elevate the connection consumers have with our brands. Wrangler® and Lee® branded products are currently available through our own websites in 15 countries.
Licensing Arrangements
We seek to maximize our brands’ market penetration and consumer reach by entering into licensing agreements with independent parties. Pursuant to these licensing agreements, we typically grant our licensing partner an exclusive or non-exclusive license to use one or more of our brands in connection with specific licensed categories of products in specific geographic regions. Our licensing partners leverage the strength of our brands and our customer relationships to sell products in their licensed categories and geographic regions. We currently have licensing agreements in categories including denim, apparel, footwear, accessories and home décor.
We retain oversight and approvals of the design, quality control, advertising, marketing and distribution of licensed products to help maintain our brand and product quality standards. License agreements are for fixed terms of typically three to five years, and we also enter into shorter term collaboration agreements. Each licensee pays royalties based on its sales of licensed products in accordance with the terms of the agreement, with the majority of agreements requiring a minimum royalty payment. Licensing net revenue was $45.8 million in 2024.
Design, Product Development and Innovation
The design, technical design, product development, sustainability and innovation teams work closely together to implement our brands' product strategy. By leveraging their extensive experience and expertise, they create a unique product mix that provides exceptional value, quality and styling for our customers and consumers. We operate globally, designing and developing products that align with our brand positioning while meeting customer and consumer needs. Our primary selling seasons are Spring/Summer and Fall/Winter, although some product lines are available more frequently.
In addition to our global design and product development teams, we have an innovation center in Greensboro, North Carolina. This facility conducts advanced product technology research in our materials science lab, focusing on raw materials, laser processing and finishing advancements. This location is staffed with dedicated scientists and engineers who leverage consumer insights to create new products and material technologies and enhance the attributes of existing products. Our innovation network is essential to our design strategy and long-term growth, allowing us to evolve and deliver product experiences that meet our consumers' needs.
Manufacturing, Sourcing and Distribution
Our global supply chain organization is responsible for the operational planning, manufacturing, sourcing and distribution of products to our customers. We believe we have developed a high degree of expertise in managing the complexities associated with a global supply chain. During 2024, we manufactured or sourced approximately 138 million units of finished goods inventory. Our supply chain employs a centralized leadership model with localized regional expertise. Within our internal manufacturing facilities, we innovate and design proprietary equipment to drive our production output and capabilities. We focus on engineering and efficiency, which we believe provides an ongoing competitive advantage in our internal manufacturing facilities. We leverage our manufacturing expertise in our sourcing operations, where we have developed longstanding relationships with third-party contract manufacturers and distributors. This manufacturing and sourcing approach, coupled with strategic inventory and retail floor space management programs with many of our major retail customers, gives us operational flexibility as we continue to expand our distribution.
•Sourcing and Manufacturing
We believe the combination of our internal manufacturing and contract manufacturing across different geographic regions provides a well-balanced, flexible approach to product procurement. Within our own manufacturing facilities, we purchase raw materials from numerous U.S. and international suppliers to meet our production needs. Raw materials include products made from cotton, polyester, spandex and lycra blends, as well as thread and trim (such as product identification, buttons, zippers and snaps). Our top three suppliers represent 21% of our total cost of goods sold, but we are not overly reliant on any individual suppliers. We operate global sourcing hubs, which are responsible for managing contract manufacturing and procurement of product, including supplier oversight, product quality assurance, sustainability within the supply chain, responsible sourcing, and transportation and shipping functions.
6 Kontoor Brands, Inc 2024 Form 10-K

We own and operate seven manufacturing facilities in Mexico. We also source products from approximately 210 contract manufacturing facilities in 19 countries. During 2024, approximately 30% of our units were manufactured in our internal manufacturing facilities, and approximately 70% were sourced from contract manufacturers. Products obtained from contractors in the Western Hemisphere frequently have a higher cost than products obtained from contractors in Asia. However, internal manufacturing combined with contracting in the Western Hemisphere gives us greater flexibility, shorter lead times and allows for enhanced inventory management in the U.S. market. In making decisions about the location of manufacturing operations and suppliers, we consider factors including the raw material source, the market the product will be sold in, production lead times, duties and tariffs, product cost, product complexity and the ability to pursue upside demand. Additionally, we continually monitor risks and developments related to duties, tariffs, quotas and other factors and we often manufacture and source products from countries with tariff preferences and free trade agreements.
•Distribution
Products are shipped from our contract manufacturers and internal manufacturing facilities to distribution centers around the world. We directly operate our domestic distribution centers and we carefully select third-party logistic providers to partner with as needed in certain regions, primarily in EMEA and APAC. All of our distribution centers are strategically located to provide speed and service to our consumers at the most efficient cost possible. Additionally, our long-term third-party distribution relationships ensure maximum capacity, connectivity, responsiveness and overall service coverage around the globe. In international markets, our products are also marketed through our distributors, agents and licensees.
Inventory Management
Inventory management is key to the cash flows and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the delivery requirements of our customers, which requires close coordination with our customers. For new product introductions, which often require large initial launch shipments, we may commence production before receiving orders for those products. Key areas of focus include added discipline around the purchasing of product, inventory optimization and channel placement, as well as effective planning and execution in disposition of excess inventory through our various channels. Our inventory strategy is focused on continuing to meet consumer demand, while improving our inventory efficiency over the long-term through the Company's global ERP system and inventory optimization tools.
Advertising and Customer Support
Our advertising and marketing efforts focus on differentiating our brands’ positioning and highlighting our product qualities. We are focused on creating globally unified brand messages with appropriate regional nuances in order to maximize our brand recognition, and drive brand demand from initial end-consumer awareness to long-term loyalty. By utilizing global heads of marketing, we continue to develop integrated, multi-channel marketing strategies designed to effectively reach the target consumers of each of our brands. We pursue this strategy through our use of a variety of media channels and other public endorsements, including traditional media such as television, print and radio, as well as digital media channels such as display, online video, social media, live streaming, paid search, influencers and brand ambassadors. We leverage marketing analytics to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments. Our strategy also includes collaborating with other influential brands and developing new advertising campaigns that drive consumer awareness and brand equity.
We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We generally provide our wholesale customers with point-of-sale fixtures and signage to enhance the presentation and brand image of our products. Our websites, www.wrangler.com, www.lee.com, www.rockandrepublic.com and corresponding regional websites, enhance consumer understanding of our brands and help consumers find and buy our products. We employ a support team for each brand that is responsible for customer service at the consumer level as well as a sales force that manages our customer relationships.
Seasonality
Our operating results are generally subject to some variability due to seasonality, with net revenues typically being slightly higher during the fall and holiday shopping seasons. This limited variation results primarily from the differences in seasonal influences on revenues between our Wrangler® and Lee® segments. With changes in our mix of business and the growth of our direct-to-consumer operations, historical quarterly revenue and profit trends may not be indicative of future trends. Working capital requirements vary throughout the year. Working capital typically increases early in the year as inventory builds to support peak shipping periods and then moderates later in the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is usually substantially higher in the second half of the year due to higher net income during that period and reduced working capital requirements.
Competition
The apparel industry is highly competitive, highly fragmented and characterized by low barriers to entry with many local, regional and global competitors. We compete in the apparel and accessories sector by leveraging our brands, scale and ability to develop high-quality, innovative products at competitive prices that meet consumer needs.

Kontoor Brands, Inc. 2024 Form 10-K 7

Our primary branded competitors are large, globally focused apparel companies that also participate in a variety of categories, including, but not limited to, denim, athletic wear, exclusive or private labels, casual lifestyle apparel, outerwear and workwear. Some of the key brands we compete with include Ariat, Calvin Klein, Carhartt, Cinch, Columbia, Dickies, Diesel, Guess, Levi’s and Tommy Hilfiger. Additionally, we see an increasing reliance on private label apparel created for retailers such as Amazon, Target, Walmart and Kohl's.
Intellectual Property
Trademarks, trade names, patents and domain names, as well as related logos, designs and graphics, provide substantial value in the development and marketing of our products, and are important to our continued success. We have registered the intellectual property associated with our brands in the U.S. and other countries where our products are manufactured and/or sold, including trademark registrations for our two key brands, Wrangler® and Lee®. Although the laws vary by jurisdiction, in general, trademarks remain valid and enforceable provided that the marks are used in connection with the related products and services and the required registration renewals are filed. Typically, trademark registrations can be renewed indefinitely as long as the trademarks are in use. We also place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents.
Human Capital
We understand that our greatest asset is our global employee base. As of December 28, 2024, we had approximately 13,200 employees worldwide. Geographically, approximately 1,000 employees are located in APAC, approximately 600 are located in EMEA, approximately 8,800 are located in Latin America and Mexico, primarily supporting our manufacturing facilities, and approximately 2,800 are located in the U.S. Less than 1% of employees in international markets are covered by trade-sponsored or governmental bargaining arrangements. Employee relations are considered to be good.
Supported by a leadership team that fosters a culture of collaboration, performance and entrepreneurial spirit, our employees are dedicated to harnessing design, innovation and sustainable practices to create apparel that meets the needs of our customers today, while also igniting interest from the next generation of consumers. With pride in our rich heritage and an eye toward ongoing business success, we continue to develop a high-performance culture that makes Kontoor an employer of choice in the apparel industry. We believe in developing a culture of innovation, collaboration and growth where team members have a strong sense of belonging that fuels their passion for winning. We are dedicated to putting our purpose, mission and values at the forefront of everything we do.
Moving forward, we will continue to focus our efforts on: (i) attracting and retaining high-performing people who reflect our communities and consumers, (ii) providing career development and advancement opportunities and (iii) fostering belonging through an environment where employees feel welcomed, valued and heard.
We consider health and safety to be core values in all our operations. We do not jeopardize the well-being of our employees, contractors or supply chain partners to complete any tasks, projects or other priorities. We believe the people involved in the development of our products are our most important assets; therefore, we have created and implemented strong health and safety policies and procedures that go beyond governmental standards. Our operations have an Occupational Safety and Health Administration recordable incident rate ("RIR") significantly below the average RIR of our industry; however, we strive to reach zero injuries.
Corporate Sustainability and Social Responsibility
Corporate sustainability and social responsibility are top priorities for our Company and Board of Directors. We are focused on advancing worker well-being, sourcing products and materials from companies that share our values and limiting our negative impacts on the environment while adhering to the highest ethical standards. These principles align with the essence of our brands and represent the right course of action. The Board of Directors promotes responsible corporate citizenship and oversees compliance with Kontoor’s standards. The Nominating and Governance Committee regularly reviews and evaluates the progress of sustainability, social and governance strategies, which fosters responsible growth.
At Kontoor, sustainability represents a dynamic process of continual improvement aligned with our strategic pillars of People, Product, Planet and Prosperity. We have established actions and goals for each pillar, including the preferred sourcing of raw materials for our products, reducing the use or generation of hazardous chemicals in the sourcing or manufacturing of our products, a science-based target related to our reduction of greenhouse gas emissions and savings in water consumption across our supply chain.
We articulate our corporate sustainability and social responsibility commitments in our Code of Conduct and in our 2023 Sustainability Progress Report which can be found on our website at www.kontoorbrands.com. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
8 Kontoor Brands, Inc 2024 Form 10-K

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
Global macroeconomic conditions, including ongoing elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, supply chain issues and inconsistent consumer demand, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on our business, results of operations, cash flows and financial condition. In addition, the U.S. government recently announced tariffs on products manufactured in several jurisdictions, including China, Mexico and Canada, and has made announcements regarding the potential imposition of tariffs on other jurisdictions. While certain of the announced tariffs have been delayed, the U.S. government may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response. These conditions are causing greater uncertainty in the global economy.
For instance, the macroeconomic factors discussed above, primarily interest rates and inflation, contributed to ongoing retailer actions to conservatively manage inventory levels, which impacted our results during 2024. Additionally, our global supply chain was affected by ongoing disruptions to key trade routes such as the Red Sea and Panama Canal, political unrest in Bangladesh and port strikes on the East and Gulf Coasts of the U.S.
We anticipate continued uncertainty related to the macroeconomic environment during 2025, including the impact of future tariff increases, and we continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand. Continuing or worsening inflation and/or supply chain disruptions may have a material adverse impact on our results of operations, cash flows and/or financial condition.
Our revenues and profits depend on the level of consumer spending for apparel, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on us.
The success of our business depends on consumer spending on apparel, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, consumer discretionary spending patterns, interest rates, inflation, recessionary concerns, consumer credit availability and consumer debt levels, tariffs and import/export regulations, fuel and other energy costs, unemployment, stock market performance, weather conditions and tax rates in the international, national, regional and local markets where our products are sold.
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
A small portion of our customers account for a significant portion of net revenues. Sales to our ten largest customers accounted for 62% of total net revenues in 2024, and our top customer, Walmart, accounted for 36% of our total net revenues in 2024, 2023 and 2022. We expect that these customers will continue to represent a significant portion of our net sales in the future. Sales to our wholesale customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of our major wholesale customers to significantly decrease the volume of products purchased from us, cease purchases from us, cancel orders, reduce advertising for our products or change the manner of doing business with us, whether motivated by economic conditions, financial difficulties, competitive conditions, or otherwise, could substantially reduce net revenues and have a material adverse effect on our results of operations, cash flows and financial condition. Our larger customers generally have the scale to develop supply chains that enable them to change their buying patterns, or develop and market their own private label and other

Kontoor Brands, Inc. 2024 Form 10-K 9

economy brands that compete with some of our products. This ability also makes it easier for them to resist our efforts to increase prices, reduce inventory levels and, potentially, discontinue our products. Many of our largest customers have already developed significant private label brands under which they design and market apparel and accessories that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. In addition, if any of our customers devote less selling space to our categories of apparel, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in our categories of apparel selling space could result in lower sales, and our results of operations, cash flows and financial condition may be adversely affected.
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
We may have difficulty in completing the acquisition of Helly Hansen, in successfully integrating it and/or in achieving the expected growth, cost savings and/or synergies from such acquisition.
We recently announced our intent to acquire Helly Hansen, the global outdoor and workwear brand. Even though we have executed a definitive agreement for the acquisition, there can be no assurance that we will be able to consummate the transaction. In addition, even if we complete the acquisition, we may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: failure to achieve all or any expected growth, cost savings, synergies or other anticipated benefits of the acquisition; failure to successfully integrate the purchased operations and maintain uniform standard controls, policies and procedures; substantial unanticipated integration costs; loss of key employees, including those of the acquired business; diversion of management’s attention from other business concerns; failure to retain the customers of the acquired business; additional debt and the assumption of known and potentially unknown liabilities; a potential write-off of goodwill, customer lists, other intangibles; and amortization of expenses. If we fail to successfully integrate Helly Hansen, we may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected.
Supply chain and shipping disruptions have resulted in shipping delays, an increase in transportation costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, results of operations, cash flows and financial condition.
We and our third-party manufacturing partners and other vendors have experienced, and may continue to experience, supply chain disruption and shipping disruptions. These disruptions impacted, and may continue to impact, our ability to receive materials or products from our third-party manufacturing partners and suppliers, and to distribute our products to our customers in a cost-effective and timely manner, increased (and may continue to increase) production lead times and raw material and product costs, and impacted (and may continue to impact) our ability to meet customer demand, all of which could have an adverse effect on our results of operations, cash flows and financial condition. For example, if we miss the delivery date requirements of our customers, they may cancel orders, refuse to accept deliveries, impose non-compliance charges, demand reduced prices, or reduce future orders, any of which could harm our results of operations, cash flows and financial condition. While we have taken steps to minimize the impact of these disruptions by working closely with our manufacturing partners, other vendors, and customers, there can be no assurances that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that continuing supply chain disruptions have on our manufacturers and suppliers are not within our control.
Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.
There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions, and, as a result, we may not successfully manage inventory levels to meet our future order requirements. We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs, the sale of excess inventory at discounted prices or excess inventory held by our wholesale customers, which could have a negative impact on future sales, an adverse effect on the image and reputation of our brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, higher costs for expedited shipments, as well as damage to our reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations, cash flows and financial condition.
10 Kontoor Brands, Inc 2024 Form 10-K

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
•adapt to changes in technology, including successful utilization of data analytics, artificial intelligence and machine learning;
•produce or procure quality products on a consistent basis; and
•obtain sufficient retail store space and effectively present our products at retail.
Failure to compete effectively or to keep pace with rapidly changing consumer preferences, markets and product trends could have a material adverse effect on our results of operations, cash flows and financial condition. Moreover, there have been, and continue to be, significant shifts in the wholesale and direct-to-consumer (e-commerce and retail store) channels. We may not be able to manage our brands within and across channels sufficiently, which could have a material adverse effect on our results of operations, cash flows and financial condition.
Our profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, pressure from retailers to reduce the costs of products, the impact of inflation, elevated interest rates, tariffs, changes in consumer demand and continued or accelerated shifting to online shopping and purchasing. Customers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, cash flows and financial condition.
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

Kontoor Brands, Inc. 2024 Form 10-K 11

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
We sell merchandise direct-to-consumer through our retail stores and e-commerce sites. Our direct-to-consumer business is subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, (i) U.S. or international resellers purchasing merchandise and reselling it overseas outside of our control, (ii) failure of the systems that operate the stores and websites, and their related support systems, including, but not limited to, computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, (iii) credit card and other payment fraud and (iv) risks related to our direct-to-consumer distribution centers and processes. Risks specific to our e-commerce business also include (i) diversion of sales from our wholesale customers, (ii) difficulty in recreating the in-store experience through direct channels, (iii) liability for online content, (iv) changing patterns of consumer behavior and (v) intense competition from online retailers. Our failure to successfully respond to these risks might adversely affect sales in our e-commerce business, as well as damage our reputation and brands.
We may not succeed in our business strategy.
One of our key strategic objectives is growth. We seek to grow organically and through acquisitions. We seek to grow by expanding our share with winning customers; stretching our brands to new regions, channels, and categories; managing costs; leveraging our supply chain across the Company; and expanding our direct-to-consumer business with emphasis on our e-commerce business. However, we may not be able to grow our existing businesses. For example:
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
We are in the process of implementing Project Jeanius, which seeks to simplify and transform our processes, systems and global operating model, and challenges with the implementation of this initiative may negatively impact our business and operations.
We are in the process of implementing Project Jeanius, which seeks to simplify and transform our processes, systems and global operating model, with particular focus on enhancing and optimizing our supply chain, reducing operating complexity and integrating our business across global shared services. This initiative has involved, and will continue to involve, substantial expenditures. The implementation of Project Jeanius may prove to be more difficult, costly or time consuming than expected, and it is possible that the initiative will not yield the gross profit improvement and selling, general and administrative expense savings in the amounts or on the timeline originally anticipated. Any disruptions, delays or deficiencies in the implementation of this initiative could negatively impact our operations and adversely affect our ability to operate our business. This could have a material adverse effect on our results of operations, cash flows and financial condition.
12 Kontoor Brands, Inc 2024 Form 10-K

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
During 2024, approximately 70% of our units were purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by company-owned and -operated manufacturing facilities located in Mexico. Any of the following could impact our ability to produce or deliver our products or our cost of producing or delivering products and, as a result, our profitability:
•political or labor instability in countries where our facilities, contractors and suppliers are located;
•changes in local economic conditions, including as a result of macroeconomic pressures or geopolitical events, in countries where our facilities, contractors and suppliers are located;
•imposition of tariffs, duties, taxes and other charges on imports;
•political or military conflict could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;
•disruption at domestic and foreign ports of entry or with shipping routes could cause delays in product availability and increase transportation times and costs;
•heightened terrorism or security concerns could subject imported or exported goods to additional, more frequent or lengthier inspections, leading to delays in deliveries or impoundment of goods for extended periods;

Kontoor Brands, Inc. 2024 Form 10-K 13

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
We rely on a limited number of North American third-party suppliers for raw materials. Such products may be available, in the short-term, from only one or a very limited number of sources. In 2024, approximately 56% of our raw materials were provided by our top three suppliers in North America. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for raw materials, production and quota capacity. We may experience a significant disruption in the supply of raw materials from current sources, or in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer due to consolidation, closure or otherwise, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have a material adverse effect on our ability to meet customer demand for our products and could result in lower net revenue and income from operations both in the short and long term.
14 Kontoor Brands, Inc 2024 Form 10-K

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
Our ability to effectively manage and operate our business and report our financial results accurately and timely depends significantly on information technology systems. We rely heavily on information technology to track sales and inventory, manage our supply chain and support our accounting and financial reporting processes. We are also dependent on information technology, including the internet, for our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorizations. Despite our preventative efforts, our systems and those of our third-party service providers may be vulnerable to damage, failure or interruption due to viruses, data security incidents, technical malfunctions, natural disasters or other causes, or in connection with upgrades to our systems or the implementation of new systems. The failure of these systems to operate effectively, improper design or configuration, problems with transitioning to upgraded or replacement systems, our inability to keep up with rapid technological change (including the successful utilization of data analytics, artificial intelligence and machine learning), difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the operations of our business, including management of inventory, ordering and replenishment of products, manufacturing and distribution of products, e-commerce operations, retail business credit card transaction authorization and processing, tracking and recording of accounting transactions, corporate email communications and our interaction with the public on social media.
We are subject to data security and privacy risks that could negatively affect our business operations, results of operations or reputation.
In the normal course of business, we collect, store, use, process, disclose and transmit (“Process”) certain sensitive, personal, regulated and/or confidential employee and customer information, including credit card and other payment information, over public networks. There is a significant concern by consumers and employees over the security of personal information, including with respect to identity theft and user privacy. Cyber-attacks, including phishing and other forms of social engineering, denial-of-service attacks and the deployment of ransomware and other malware, are increasingly sophisticated and may utilize artificial intelligence, and if unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, access, publish, use, delete or modify confidential and sensitive information, including credit card information and personal information, that we have obligations to protect. Despite the security measures we currently have in place and our commitment to risk management practices, our facilities and systems and those of our third-party service providers may be vulnerable to, and unable to anticipate, detect or mitigate, data security breaches and other cybersecurity incidents. In addition, employees or third-party service providers may intentionally or inadvertently cause data security breaches, through failing to follow polices or otherwise, that result in the unauthorized access to or release or use of personal, sensitive or confidential information. We take, and require our third-party service providers that Process personal, confidential or sensitive information on our behalf to take, measures designed to protect such information and comply with applicable laws, regulations and industry standards related to information security and privacy. However, we cannot control the efforts of third-party service providers and cannot guarantee the compliance of their systems and processes. We and our customers could suffer harm if valuable business data or employee, customer and proprietary information were corrupted, lost, accessed or misappropriated by third parties due to a security failure in our systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with current and future state, federal and international laws regarding the protection and unauthorized disclosure of personal and other sensitive information such as the General Data Protection Regulation in the European Union, the United Kingdom General Data Protection Regulation, and state laws in the U.S. related to information security and privacy such as the California Consumer Privacy Act and China's Personal Information Protection Law. As the regulatory environment relating to information security and privacy becomes increasingly more demanding with many new requirements surrounding the processing and protection of personal, confidential and sensitive information, the increased complexity in these types of laws and inherent conflicts between jurisdictions may result in our inability or failure to comply with applicable requirements, despite our focus and efforts. Any failure to comply with the laws and regulations surrounding the protection of personal information could subject us to legal and reputational risks, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.

Kontoor Brands, Inc. 2024 Form 10-K 15

LEGAL, COMPLIANCE, AND SUSTAINABILITY RISKS
Changes to trade policy, including tariff and import/export regulations, may have a material adverse effect on our results of operations, cash flows and financial condition.
Changes in policies governing foreign trade and manufacturing in the countries where we currently sell our products or conduct our business could adversely affect our business. The U.S. government has instituted and proposed changes in trade policies that include the imposition of higher tariffs on imports into the U.S., the negotiation or termination of trade agreements, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our operations in order to adapt to or comply with any such changes.
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
Our ability to maintain the current level of operations in our existing markets and to capitalize on growth in existing and new markets is subject to legal, regulatory, political and economic risks. These include proximity to countries in turmoil, shifts in local societal/cultural climates, change in local perceptions of foreign operators and uncertainty ahead of elections or regime changes, the burdens of complying with U.S. and international laws and regulations, changes in regulatory requirements and the economic uncertainty associated with political developments. In addition, shocks to the economy of a country where we operate and/or critical residual shocks to the apparel/garment sector industry as a whole can have an outsize impact. Changes in regulatory, geopolitical policies or conditions and other factors may adversely affect our business or may require us to modify our current business practices. While enactment of any such change is not certain, if such changes were adopted, our costs could increase, which could have a material adverse effect on our results of operations, cash flows and financial condition.
Climate change, and related legislative and regulatory responses to climate change, may adversely impact our business.
There is significant concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause substantial changes in weather patterns around the globe, an increase in the frequency, severity and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. Physical risks related to these events could adversely impact the cultivation of cotton, which is a key resource in the production of our products, disrupt the operation of our supply chain and the productivity of our contract manufacturers, increase our production costs, impose capacity restraints and impact the types of apparel products that consumers purchase. These events could also compound economic conditions and impact consumer confidence and discretionary spending. As a result, the physical effects of climate change could have a long-term adverse impact on our business, results of operations, cash flows and financial condition.
In many countries, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. Compliance with these laws and regulations, as well as voluntary steps to reduce or mitigate our impact on climate change, may subject us, our suppliers or our contract manufacturers to transition risks such as increases in energy, production, transportation and raw material costs, capital expenditures or insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
Sustainability issues and regulations, including those related to climate change, and stakeholder response thereto may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their sustainability practices and policies. The landscape related to sustainability regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the SEC, the State of California, and the European Commission have published proposed or final rules, including the European Commission's Corporate Sustainability Reporting Directive, that would require significantly increased disclosures related to climate change and other issues. We may experience significant future cost increases associated with regulatory compliance for sustainability matters, including fees, licenses, reporting, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. Increased focus and activism related to sustainability may hinder our access to capital or negatively impact our stock price, as investors may reconsider their capital investment based on their assessment of our sustainability practices and policies. In particular, investor advocacy groups, institutional investors, shareholders, employees, consumers, customers, regulators, proxy advisory services and other market participants have increasingly focused on sustainability practices and policies of companies. These stakeholders have placed increased importance on sustainability practices and their effect on companies from an investor, consumer, customer or employee perspective. If our sustainability practices do not meet
16 Kontoor Brands, Inc 2024 Form 10-K

investor or other stakeholder expectations and standards or evolving regulatory requirements, our stock price, brand, sales, ability to access capital markets, reputation and employee retention, among other things, may be negatively affected.
In addition, we have published goals across a range of sustainability areas. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could increase our operational costs. In addition, we could be criticized for the scope or nature of these goals, or for any revisions to our goals. Moreover, we may determine that it is in the best interests of our Company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic or technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we do not adapt to or comply with new sustainability regulations, such as those related to climate change, carbon emissions and related sustainability disclosure requirements, or fail to meet our goals or evolving investor, industry or stakeholder expectations and standards, or if we are perceived (whether or not valid) to have not responded appropriately to the growing and various concerns for sustainability issues, customers and consumers may choose to stop purchasing our products or purchase products from a competitor, and our reputation, business or financial results may be adversely affected. Further, if we incur adverse publicity and reaction from investors, activist groups or other stakeholders related to our sustainability efforts and goals, the perception of us and our products and services by current and potential customers, as well as investors, could be adversely impacted which could adversely impact our business and financial results.
Changes in tax laws could increase our worldwide tax rate and materially affect our financial position and results of operations.
As a global business, we are subject to taxation in the U.S. and numerous foreign jurisdictions. Many jurisdictions in which we operate are discussing potential changes to their respective taxation regimes, have issued proposed regulations or are adopting additional regulations. Any changes in tax laws in one or more of these jurisdictions could adversely impact our business and financial results.
The Organisation for Economic Co-operation and Development (“OECD”) in a joint initiative with G20, has developed a two-pillar framework on Base Erosion and Profit Shifting (“BEPS”). Pillar One contains revised profit allocation and nexus rules while Pillar Two provides proposed global anti-base erosion (“GloBE”) rules. The GloBE rules implement a new global minimum tax of 15% on all large multinational corporations with revenues above certain thresholds. Under Pillar Two, adopting countries have the right to impose “top-up taxes” on low-taxed foreign income earned by multinational companies to which they have a connection, up to the agreed 15%. These new global minimum tax rules began taking place in 2024. Certain countries in which we operate have adopted legislation or are in the process of introducing legislation to implement Pillar Two. The Company will continue to monitor the developing laws and regulations.
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
Our business is subject to national, state and local laws and regulations for environmental, consumer protection, employment, data protection, privacy, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by us or by independent suppliers who manufacture products for us could have a material adverse effect on our operations, cash flows and financial condition, as well as on our reputation.
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

Kontoor Brands, Inc. 2024 Form 10-K 17

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
Fluctuations in the price, availability and quality of fabrics such as denim, including cottons, blends, synthetics and wools, or other raw materials used by us in our manufactured products, or of purchased finished goods, could have a material adverse effect on our cost of goods sold and/or our ability to meet our customers’ demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, supply chain disruptions, crop yields, energy prices, weather patterns, freight rates and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. Inflation can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries, and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, we may not be able to offset cost increases with other cost reductions or efficiencies or pass higher costs on to our customers. This could have a material adverse effect on our results of operations, liquidity and financial condition.
18 Kontoor Brands, Inc 2024 Form 10-K

Our business is exposed to the risks of foreign currency exchange rate fluctuations. Our hedging strategies may not be effective in mitigating those risks.
Approximately 20% of our total net revenues in 2024 are derived from markets outside the U.S. Most of our international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which our international businesses purchase products, incur costs or sell products. In addition, for our U.S.-based businesses, the majority of products are sourced from independent contractors or our manufacturing facilities located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of our licensing net revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on our results of operations, cash flows and financial condition.
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
Any disruption in the capital markets, including as a result of macroeconomic pressures and/or geopolitical events like the conflicts in Ukraine and the Middle East, could limit the availability of funds or the ability or willingness of financial institutions or investors to extend capital in the future. This could adversely affect our liquidity and funding resources and/or significantly increase our cost of capital. An inability to access capital and credit markets may have a material adverse effect on our results of operations, cash flows and financial condition.
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

Kontoor Brands, Inc. 2024 Form 10-K 19

We have debt obligations, including our senior notes, that could restrict our business and adversely impact our results of operations, cash flows or financial condition.
On November 18, 2021, we entered into an indenture (the “Indenture”) pursuant to which we issued $400.0 million of unsecured senior notes due 2029, bearing interest at a rate of 4.125% per annum and concurrently entered into an amended and restated credit agreement (the “Credit Agreement”), which provides for (i) a five-year $400.0 million term loan A facility and (ii) a five-year $500.0 million revolving credit facility, with the lenders and agents party thereto. The Indenture and the Credit Agreement contain a number of restrictive covenants customary for these types of financings that impose restrictions on us and may limit our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities that may arise, including restrictions on our ability to:
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
•General economic, industry and stock market conditions, including inflation and elevated interest rates;
•Future significant sales of our common stock by our shareholders or the perception in the market of such sales;
•Future issuances of our common stock by us; and
•The other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
20 Kontoor Brands, Inc 2024 Form 10-K

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
•Prohibiting shareholders from calling special meetings of shareholders and requiring unanimous shareholder action by written consent; and
•Establishing advance notice and other requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted on by shareholders at our annual shareholder meetings.
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

Kontoor Brands, Inc. 2024 Form 10-K 21

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
The Company’s Board of Directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board of Directors is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes and procedures are fully integrated into the Company’s information technology practices and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
•Governance
As discussed in more detail below under the heading “Governance,” the Board of Directors' oversight of cybersecurity risk management is led by the Audit Committee of the Board of Directors (the “Audit Committee”), which interacts quarterly with the Company’s ERM function, the Company’s Chief Information Security Officer (“CISO”), other members of management and relevant management committees and councils.
•Collaborative Approach
The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. In the event the Company experiences a cybersecurity incident, it will take steps to contain, assess and remediate the incident.
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
22 Kontoor Brands, Inc 2024 Form 10-K

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
The CISO, in coordination with the Chief Information Officer (“CIO”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee and the Board of Directors when appropriate.
The CISO has served in various roles in information technology and information security for over 25 years, including serving as the Chief Information Security Officer of two large international companies. The CISO holds an undergraduate degree in business and a master's degree in business administration. The CISO also has attained the professional certification of Certified Information Systems Security Professional (CISSP). The CIO holds an undergraduate degree in business and has served in various roles in information technology for over 30 years, including serving as either the Chief Technology Officer or Chief Information Officer of four public companies. The Company’s Chief Executive Officer and Chief Financial Officer each hold undergraduate and graduate degrees in their respective fields, and each have over 10 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
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

ITEM 2. PROPERTIES.
We conduct manufacturing, sourcing, distribution and administrative activities in owned and leased facilities. We operate seven manufacturing-related facilities and six distribution centers around the world. In addition, we partner with third-party logistics providers to manage distribution in our APAC and EMEA regions, primarily in Shanghai, China and Prague, Czech Republic. Our global headquarters are located in Greensboro, North Carolina, and house our various sales, marketing and corporate business functions.

Kontoor Brands, Inc. 2024 Form 10-K 23

The following table presents our principal properties as of December 28, 2024:

Location	Approximate Square Feet	Use	Owned or Leased
Greensboro, North Carolina	140,000	Global Headquarters	Owned
Greensboro, North Carolina	48,000	Office	Leased
Geneva, Switzerland	19,000	Office	Leased
Shanghai, China	16,000	Office	Leased
Mexico City, Mexico	13,000	Office	Leased
Antwerp, Belgium	11,000	Office	Leased
Dhaka, Bangladesh	14,000	Office and Technical Service Center	Leased
Hong Kong, China	44,000	Office and Sourcing Hub	Leased
Panama City, Panama	7,000	Office and Sourcing Hub	Leased
Foshan, China	49,000	Technical Service Center	Leased
Greensboro, North Carolina	173,000	Technical Service and Innovation Center	Owned
Mocksville, North Carolina	503,000	Distribution Center	Owned
Hackleburg, Alabama	482,000	Distribution Center	Owned
Luray, Virginia	435,000	Distribution Center	Owned
Seminole, Oklahoma	401,000	Distribution Center	Owned
El Paso, Texas	317,000	Distribution Center	Leased
Mexico City, Mexico	162,000	Distribution Center	Leased
Acanceh, Mexico	306,000	Manufacturing Facility	Owned
Torreon, Mexico	304,000	Manufacturing Facility	Owned
Izamal, Mexico	93,000	Manufacturing Facility	Owned
Tekax, Mexico	92,000	Manufacturing Facility	Owned
La Rosita, Mexico	90,000	Manufacturing Facility	Owned
San Pedro, Mexico	88,000	Manufacturing Facility	Owned
San Antonio del Coyote, Mexico	88,000	Manufacturing Facility	Owned
As of December 28, 2024, we operated 77 retail stores across the Americas, EMEA and APAC regions. Retail stores are typically leased under operating leases and include renewal options.
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
24 Kontoor Brands, Inc 2024 Form 10-K

PART II

ITEM 5. MARKET FOR KONTOOR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock
Kontoor’s Common Stock is listed on the NYSE under the symbol “KTB”. As of February 21, 2025, there were 2,257 holders of record of our Common Stock.
Stock Performance Graph
The following graph compares the cumulative total shareholder return of Kontoor's Common Stock with that of the S&P 500 Index and the S&P 1500 Apparel Retail Index for the period from December 28, 2019 (the last day of the 2019 fiscal year) to December 28, 2024. The graph assumes that $100.00 was invested on December 28, 2019 in KTB stock and each index, and all dividends and other distributions were reinvested. Past performance is not necessarily indicative of future performance.
Issuer Purchases of Equity Securities

Fourth quarter fiscal 2024	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Dollar value of shares that may yet be purchased under the program
September 29 - October 26	—	$—	—	$214,979,702
October 27 - November 23	—	—	—	214,979,702
November 24 - December 28	—	—	—	214,979,702
Total	—	$—	—
(1) The total number of shares repurchased excludes shares withheld upon the vesting of share-based awards.
(2) On December 11, 2023, the Company announced that its Board of Directors approved a share repurchase program (the "2023 Repurchase Program"). The 2023 Repurchase Program authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2023 Repurchase Program does not have an expiration date but may be suspended, modified, or terminated at any time without prior notice.

ITEM 6. RESERVED.
Not applicable.

Kontoor Brands, Inc. 2024 Form 10-K 25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our financial statements with a narrative from management's perspective on our financial condition, results of operations and liquidity as well as certain other factors that may affect our future results. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part IV of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended December 30, 2023, for discussion of the results of operations for the year ended December 30, 2023, compared to the year ended December 31, 2022.
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
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, department stores, company-operated stores and online, including digital marketplaces. The Company’s products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions, through department stores, specialty stores, company-operated stores, concession retail stores, independently-operated partnership stores and online, including digital marketplaces.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2024, December 2023 and December 2022 correspond to the 52-week fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
References to fiscal 2024 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from fiscal 2023 and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company during 2024 included ongoing elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, supply chain issues and inconsistent consumer demand. These factors continued to contribute to uncertain global economic conditions and consumer spending patterns, which impacted retailers' and the Company's operations. Additionally, the U.S. government has recently enacted and proposed tariff increases on imports. These actions may result in reciprocal tariffs or other restrictive trade measures by foreign jurisdictions. These conditions are causing greater uncertainty in the global economy.
The macroeconomic factors discussed above, primarily interest rates and inflation, contributed to ongoing retailer actions to conservatively manage inventory levels, which impacted our results during 2024.
Our global supply chain was affected by ongoing disruptions to key trade routes such as the Red Sea and Panama Canal, political unrest in Bangladesh and port strikes on the East and Gulf Coasts of the U.S. These disruptions did not have a significant impact on results.
The Company has responded to ongoing macroeconomic conditions by controlling expenses, adjusting pricing and proactively managing our global supply chain. While we anticipate continued uncertainty related to the macroeconomic environment during 2025, including the potential impact of tariff increases on product costs, we believe we are appropriately positioned to successfully manage through operational challenges that may arise. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
As discussed in Note 23 to the Company's financial statements in this Form 10-K, on February 18, 2025, the Company entered into a definitive agreement to acquire the global outdoor and workwear brand Helly Hansen, a wholly-owned subsidiary of Canadian Tire Corporation, Limited, for $1.276 billion Canadian dollars ("CAD") or approximately $900 million as of the agreement date, subject to working capital and other closing adjustments. On February 19, 2025, the Company entered into foreign currency exchange contracts
26 Kontoor Brands, Inc 2024 Form 10-K

totaling $1.275 billion CAD to mitigate any impact of foreign currency fluctuations prior to the closing date. The transaction is expected to close in the second fiscal quarter of 2025, upon receipt of required regulatory approval and completion of customary closing conditions.
Business Overview
We continue to execute on our strategic vision which focuses on four growth vectors: (i) expansion of our core U.S. Wholesale business, (ii) category extensions such as outdoor, workwear and tops, (iii) geographic expansion of our Wrangler® and Lee® brands and (iv) channel expansion focused on the digital platforms in our U.S. Wholesale and Direct-to-Consumer channels. We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world.
In addition, our capital allocation strategy allows us the option to (i) invest in our business, (ii) pay down debt, (iii) provide for a superior dividend payout, (iv) effectively manage our share repurchase authorization and (v) act on strategic acquisition opportunities that may arise.
During 2024, the Company incurred total restructuring and transformation charges of $38.3 million, of which $13.1 million related to continued charges to streamline and transfer select production within our internal manufacturing network and $25.2 million related to Project Jeanius. Of the $38.3 million of restructuring and transformation charges recognized during 2024, $22.9 million were reflected within "selling, general and administrative expenses" and $15.4 million were reflected within "cost of goods sold."
During 2024, we moved into the execution phase of Project Jeanius, a comprehensive end-to-end business model transformation with the goal of creating significant investment capacity through gross and operating margin expansion. We anticipate continued transformation costs as we execute on this multi-year initiative, which are expected to drive benefits in cost of goods sold and selling, general and administrative expenses.
During 2023, the Company incurred total restructuring charges of $14.3 million to drive efficiencies in our operations, which included reducing our global workforce, streamlining and transferring select production within our internal manufacturing network and optimizing and globalizing our operating model. Of the $14.3 million of restructuring charges recognized during 2023, $8.5 million were reflected within "selling, general and administrative expenses" and $5.8 million were reflected within "cost of goods sold".
Refer to Note 22 to the Company's financial statements in this Form 10-K for additional information related to restructuring charges.
Out-of-Period Duty Expense Recorded in 2023
During 2023, management identified inaccuracies in processing certain transactions with U.S. Customs and Border Protection ("U.S. Customs") arising from the implementation of the Company's enterprise resource planning system, which resulted in an underpayment of duties owed to U.S. Customs for the 2021 to 2023 periods. Accordingly, the Company recorded an out-of-period adjustment in 2023 to accrue for the underpayment of duty expense related to the 2022 and 2021 periods. The $14.5 million out-of-period expense, recorded within "cost of goods sold" in 2023, results in a lack of comparability between periods in the statements of operations.

HIGHLIGHTS OF THE YEAR ENDED DECEMBER 2024
•Net revenues of $2.6 billion were flat compared to the year ended December 2023.
•U.S. Wholesale revenues increased 1% compared to the year ended December 2023, and represented 73% of total revenues in the current year.
•Non-U.S. Wholesale revenues decreased 7% compared to the year ended December 2023, and represented 15% of total revenues in the current year.
•Direct-to-Consumer revenues increased 4% compared to the year ended December 2023, and represented 12% of total revenues in the current year.
•Gross margin increased 280 basis points to 44.5% compared to the year ended December 2023.
•Selling, general and administrative expenses as a percentage of revenues increased to 31.4% compared to 29.5% for the year ended December 2023.
•Operating income increased 7% to $342.3 million compared to the year ended December 2023.
•Net income increased 6% to $245.8 million compared to the year ended December 2023.
•Diluted earnings per share was $4.36 in 2024, compared to $4.06 in 2023.
•Cash provided by operating activities was $368.2 million as compared to $356.5 million in the prior year period.

Kontoor Brands, Inc. 2024 Form 10-K 27

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Year Ended December

(Dollars in thousands)	2024	2023
Net revenues	$2,607,578	$2,607,472
Gross margin (net revenues less cost of goods sold)	$1,161,570	$1,087,837
As a percentage of net revenues	44.5%	41.7%
Selling, general and administrative expenses	$819,281	$768,568
As a percentage of net revenues	31.4%	29.5%
Operating income	$342,289	$319,269
As a percentage of net revenues	13.1%	12.2%
Additionally, the following table presents a summary of the changes in net revenues for the year ended December 2024 as compared to December 2023:

(In millions)	Year Ended December

Net revenues — 2023	$2,607.5
Operations	2.2
Impact of foreign currency	(2.1)
Net revenues — 2024	$2,607.6
2024 Compared to 2023
Net revenues were flat, with growth in the U.S. Wholesale and Direct-to-Consumer channels offset by a decline in the Non-U.S. Wholesale channel. U.S. Wholesale revenues increased 1% primarily attributable to growth in our digital wholesale business and strength in our Outdoor and Western businesses, partially offset by retailer actions to conservatively manage inventory levels and a decrease in revenue from seasonal product. Direct-to-Consumer revenues increased 4% with growth in e-commerce sales partially offset by declines in retail store sales. The increases in U.S. Wholesale and Direct-to-Consumer were offset by a 7% decrease in Non-U.S. Wholesale revenues, driven by reduced wholesale shipments in all regions.
Additional details on changes in net revenues for the year ended December 2024 as compared to December 2023 are provided in the section titled “Information by Business Segment.”
Gross margin increased 280 basis points, primarily related to 360 basis points of favorability from product costs, channel mix and product mix and 60 basis points due to the out-of-period duty expense recorded in 2023. These benefits to gross margin were partially offset by 90 basis points from lower pricing and proactive inventory management actions and 40 basis points from restructuring and transformation charges.
Selling, general and administrative expenses increased $50.7 million, from 29.5% to 31.4% of net revenues, driven by a $24.7 million increase in incentive compensation expense, a $14.4 million increase in restructuring and transformation charges and $14.4 million of higher investments in our direct-to-consumer business, demand creation and information technology. These increases were partially offset by a $4.2 million reduction in distribution and freight costs.
The effective income tax rate for the year ended December 2024 was 18.5% compared to 15.0% for the year ended December 2023. The 2024 effective income tax rate included a net discrete tax benefit primarily related to a decrease in unrecognized tax benefits and interest as well as benefits from stock-based compensation. The net discrete tax benefit for the year ended December 2024 decreased the effective income tax rate by 1.5%. The year ended December 2023 included a net discrete tax benefit primarily related to changes in deferred tax valuation allowances, a decrease in unrecognized tax benefits and interest as well as benefits from stock-based compensation. These net discrete tax benefits for the year ended December 2023 decreased the effective income tax rate by 4.1%.
The effective tax rate without discrete items for the year ended December 2024 was 20.0% compared to 19.1% for the year ended December 2023. The increase was primarily due to changes in our jurisdictional mix of earnings. Our effective income tax rate for foreign operations was 8.2% and 9.2% for the years ended December 2024 and December 2023, respectively.
28 Kontoor Brands, Inc 2024 Form 10-K

Information by Business Segment
The Company's two reportable segments are Wrangler® and Lee®. Refer to Note 3 to the Company's financial statements in this Form 10-K for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the years ended December 2024 and December 2023:
Segment Revenues:

	Year Ended December

(In millions)	Wrangler	Lee	Total

Segment revenues — 2023	$1,754.1	$842.5	$2,596.7
Operations	51.5	(49.4)	2.0
Impact of foreign currency	0.4	(2.5)	(2.1)
Segment revenues — 2024	$1,806.0	$790.6	$2,596.6
Segment Profit:

	Year Ended December

(In millions)	Wrangler	Lee	Total

Segment profit — 2023	$307.5	$98.1	$405.7
Operations	58.4	(8.4)	49.9
Impact of foreign currency	0.4	—	0.4
Segment profit — 2024	$366.3	$89.7	$456.0
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Year Ended December

(Dollars in millions)	2024	2023	Percent Change
Segment revenues	$1,806.0	$1,754.1	3.0%
Segment profit	$366.3	$307.5	19.1%
Operating margin	20.3%	17.5%
2024 Compared to 2023
Global revenues for the Wrangler® brand increased 3%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels, partially offset by a decline in the Non-U.S. Wholesale channel.
•Revenues in the Americas region increased 3%, primarily due to growth in our wholesale and direct-to-consumer businesses. Growth in wholesale was driven by an increase in our U.S. digital wholesale business and category growth. Growth in our direct-to-consumer business was attributable to higher e-commerce and retail store sales.
•Revenues in the EMEA region decreased 4%, due to a decline in our wholesale business, partially offset by growth in our direct-to-consumer business and a 2% favorable impact from foreign currency.
•Revenues in the APAC region increased slightly.
Operating margin increased to 20.3%, compared to 17.5% for 2023, primarily attributable to favorability from lower product costs, the out-of-period duty expense recorded in 2023, downtime in our manufacturing plants taken in 2023, product mix and a reduction in distribution and freight costs. These improvements were partially offset by higher investments in our direct-to-consumer business, demand creation and information technology, as well as an increase in restructuring and transformation charges, lower pricing and higher incentive compensation expense.

Kontoor Brands, Inc. 2024 Form 10-K 29

Lee

	Year Ended December

(Dollars in millions)	2024	2023	Percent Change
Segment revenues	$790.6	$842.5	(6.2)%
Segment profit	$89.7	$98.1	(8.6)%
Operating margin	11.3%	11.6%
2024 Compared to 2023
Global revenues for the Lee® brand decreased 6%, due to declines in all regions and channels.
•Revenues in the Americas region decreased 6%, driven by declines in our wholesale and direct-to-consumer businesses. The decrease in wholesale revenues was due to a decline in the U.S. Wholesale channel, as well as our Non-U.S. Americas wholesale business, primarily due to lower sales in Mexico. The decline in the U.S. Wholesale channel was primarily due to retailer actions to conservatively manage inventory levels and a decrease in seasonal product sales, partially offset by growth in digital wholesale. The decline in our direct-to-consumer business was due to lower retail store sales, partially offset by higher e-commerce sales.
•Revenues in the APAC region decreased 6%, primarily resulting from declines in wholesale revenue and retail store sales in China, partially offset by higher e-commerce sales.
•Revenues in the EMEA region decreased 6%, attributable to a decline in our wholesale business, partially offset by higher e-commerce sales.
Operating margin decreased to 11.3%, compared to 11.6% for 2023. Benefits from lower product costs, the out-of-period duty expense recorded in 2023 and a reduction in distribution and freight costs were more than offset by lower pricing, unfavorable product mix, higher incentive compensation expense, higher investments in our direct-to-consumer business and demand creation and deleverage of fixed expenses on lower revenues.
Other
In addition, we report an "Other" category to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Chic®, Rock & Republic®, other company-owned brands and private label apparel, and the associated costs.

	Year Ended December

(Dollars in millions)	2024	2023	Percent Change
Other revenues	$11.0	$10.8	1.3%
Loss related to other revenues	$(1.6)	$(1.1)	51.5%
Operating margin	(14.9)%	(10.0)%
30 Kontoor Brands, Inc 2024 Form 10-K

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile total reportable segment profit to income before taxes. Corporate and other expenses, including certain restructuring and transformation costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Year Ended December

(Dollars in millions)	2024	2023	Percent Change
Total reportable segment profit	$456.0	$405.7	12.4%
Corporate and other expenses	(123.2)	(96.1)	28.3%
Interest expense	(40.8)	(40.4)	1.0%
Interest income	11.1	3.8	194.1%
Loss related to other revenues	(1.6)	(1.1)	51.5%
Income before income taxes	$301.4	$271.9	10.9%
2024 Compared to 2023
Corporate and other expenses increased $27.2 million, primarily due to increases in incentive compensation expense and higher restructuring and transformation charges compared to the prior period.
Interest expense increased $0.4 million, primarily due to the maturity of the 2019 Swap Agreements (as defined in Note 15 to the Company's financial statements in this Form 10-K) in April 2024, partially offset by the effect of lower average debt outstanding during the twelve months ended December 2024 compared to the twelve months ended December 2023. In addition, the twelve months ended December 2023 included interest attributable to the out-of-period duty expense recorded in 2023.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources
The Company's ability to fund our operating needs is dependent upon our ability to generate positive long-term cash flows from operations and maintain our debt financing on acceptable terms. The Company has historically generated strong positive cash flows from operations and continues to take proactive measures to manage working capital. We believe cash flows from operations will support our short-term liquidity needs as well as any future liquidity and capital requirements, in combination with available cash balances and borrowing capacity from our revolving credit facility.
The Company is party to a senior secured Credit Agreement, as amended and restated on November 18, 2021 (the "Credit Agreement"), which provides for (i) a five-year $400.0 million term loan A facility (“Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), collectively referred to as “Credit Facilities,” with the lenders and agents party thereto. Term Loan A requires quarterly repayments of $5.0 million, with the remaining principal of $335.0 million due at maturity in November 2026. During the year ended December 2024, the Company repaid a total of $45.0 million of the principal outstanding on Term Loan A, including a $25.0 million voluntary early repayment which eliminated future required quarterly repayments until June 2026. Additionally, the Company has outstanding $400.0 million of unsecured 4.125% senior notes due 2029. The Company has "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. These debt obligations could restrict our future business strategies and could adversely impact our future results of operations, financial conditions or cash flows.
Refer to Note 11 to the Company's financial statements in this Form 10-K for additional information regarding the Company's debt obligations, and refer to Note 15 to the Company's financial statements in this Form 10-K for additional information regarding the Company's interest rate swap agreements.
As of December 2024, the Company was in compliance with all applicable covenants under the Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company's operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of December 2024.

Kontoor Brands, Inc. 2024 Form 10-K 31

The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of December 2024:

(In millions)	December 2024
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.5
Cash and cash equivalents	$334.1
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.5 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At December 2024 and December 2023, the Company had $19.2 million and $24.1 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at December 2024 and December 2023.
On August 5, 2021, the Company's Board of Directors approved a share repurchase program (the "2021 Repurchase Program") which authorized the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. During the year ended December 2023, the Company repurchased 0.6 million shares of Common Stock for $30.0 million, including commissions, under the 2021 Repurchase Program.
On December 11, 2023, the Company announced that its Board of Directors approved a new share repurchase program (the "2023 Repurchase Program") which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2023 Repurchase Program replaced all remaining shares under the 2021 Repurchase Program and does not have an expiration date but may be suspended, modified or terminated at any time without prior notice. During the year ended December 2024, the Company repurchased 1.2 million shares of Common Stock for $85.0 million, including commissions, under the 2023 Repurchase Program. As of December 2024, $215.0 million remained available for repurchase under the program.
The timing and amount of repurchases are determined by the Company's management based on its evaluation of market conditions, continued compliance with its debt covenants and other factors. All shares reacquired in connection with the Company's repurchase programs are treated as authorized and unissued shares upon repurchase.
During 2024, the Company paid $112.1 million of dividends to its shareholders. On February 13, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share of the Company's Common Stock. The cash dividend will be payable on March 20, 2025, to shareholders of record at the close of business on March 10, 2025.
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
We currently expect capital expenditures to be approximately $35.0 million in 2025, primarily to support manufacturing, distribution, facility improvement, information technology and owned retail store investments.
32 Kontoor Brands, Inc 2024 Form 10-K

The following table presents our cash flows during the periods:

(In millions)	Year Ended December

Cash provided (used) by:	2024	2023
Operating activities	$368.2	$356.5
Investing activities	$(22.3)	$(39.1)
Financing activities	$(240.4)	$(155.7)
Operating Activities
During 2024, cash provided by operating activities was $368.2 million as compared to $356.5 million in the prior year period. The increase was primarily due to favorable changes in income tax and accounts payable and higher net income, partially offset by unfavorable changes in accounts receivable.
Investing Activities
During 2024, cash used by investing activities was $22.3 million as compared to $39.1 million in the prior year period, primarily due to decreases in property, plant and equipment and capitalized computer software expenditures in the current year period.
Financing Activities
During 2024, cash used by financing activities was $240.4 million as compared to $155.7 million in the prior year period. This increase was primarily due to a $55.6 million increase in Common Stock repurchases and a $35.0 million increase in repayments of Term Loan A in the current year period.
Contractual Obligations
The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's estimated contractual obligations and other commercial commitments at December 2024 and the future periods in which such obligations are expected to be settled in cash are described below.
Contractual commitments on the Company's balance sheets include obligations to make principal payments on $745.0 million of long-term debt based on the defined terms of our debt agreements. Refer to Note 11 to the Company's financial statements in this Form 10-K for additional information. These debt agreements also require periodic interest payments on floating and fixed rate terms. Future estimated interest payments under these agreements, based on interest rates in effect as of December 2024 and the remaining terms of the debt arrangements, are $37.3 million, $34.8 million, $16.5 million, $16.5 million and $16.5 million for 2025 through 2029, respectively, with no remaining payments thereafter.
The Company has future payments related to "other liabilities" recorded in the balance sheets, which primarily represent long-term liabilities for deferred compensation and other employee-related benefits. Refer to Note 12 and Note 13 to the Company's financial statements in this Form 10-K for additional information.
The Company is committed under noncancelable operating leases. Refer to Note 20 to the Company's financial statements in this Form 10-K for additional information related to future lease payments.
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

Kontoor Brands, Inc. 2024 Form 10-K 33

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
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, contingent assets and liabilities and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, we may retain outside specialists to assist in impairment testing of long-lived assets. Several of the estimates and assumptions we are required to make relate to future events and are therefore inherently uncertain, especially as it relates to events outside of our control. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
We believe the following accounting policies involve the most significant management estimates, assumptions and judgments used in preparation of the financial statements or are the most sensitive to change from outside factors. The selection and application of the Company’s critical accounting policies and estimates are periodically discussed with the Audit Committee of the Board of Directors.
Impairment Testing of Long-Lived Assets
Long Lived Assets — Property, Plant and Equipment and Operating Lease Assets
Description
Our policy is to review property, plant and equipment and operating lease assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. In addition, the Company's policy is to perform impairment testing at least annually for retail store assets, including the related operating lease assets. We test for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent, by comparing the carrying value to the estimated undiscounted cash flows expected to be generated by the asset. If the forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset’s carrying value, a fair value analysis must be performed, and an impairment charge is recorded if there is an excess of the asset’s carrying value over its estimated fair value.
Judgments and Uncertainties
When testing property, plant and equipment or operating lease assets for potential impairment, management uses the income-based discounted cash flow method using the estimated cash flows of the respective asset or asset group. We include assumptions about sales growth and operating margins, which are compared to our budgets, business plans and economic projections. Assumptions are also made for varying terminal growth rates for years beyond the forecast period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples.
Initially, the estimated undiscounted cash flows of the asset or asset group through the end of its useful life are compared to its carrying value. If the undiscounted cash flows of the asset or asset group exceed its carrying value, there is no impairment charge. If the undiscounted cash flows of the asset or asset group are less than its carrying value, then the estimated fair value of the asset or asset group is calculated based on discounted cash flows using an applicable discount rate or weighted average cost of capital (“WACC”). An impairment charge is recognized for the difference, if any, between the estimated fair value of the asset or asset group and its carrying value.
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the methodology used to evaluate the impairment of property, plant and equipment and operating lease assets during 2024. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments, useful lives of property, plant and equipment or term length of leases. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to potentially material impairments.

34 Kontoor Brands, Inc 2024 Form 10-K

Goodwill
Description
Our policy is to evaluate goodwill for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of goodwill may be below its carrying amount. As part of our annual impairment testing, we may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If the Company elects to perform a qualitative analysis and determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. Otherwise, the asset must be quantitatively tested for possible impairment. Alternatively, the Company may elect to bypass a qualitative analysis and perform a quantitative analysis.
Judgments and Uncertainties
Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of a reporting unit to its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by segment management.
For goodwill impairment testing, we estimate the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit’s forecasted future cash flows that are discounted to present value using the reporting unit’s WACC that considers market participant assumptions, plus a spread that factors in the risk of the asset. For the market-based approach, management uses both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of net revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and net revenue / EBITDA data from target companies deemed similar to the reporting unit.
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
Effect if Actual Results Differ From Assumptions
Management makes its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that our conclusions regarding impairment or recoverability of goodwill in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of net revenues and EBITDA. A future impairment charge for goodwill could have a material effect on our financial position and results of operations.

Kontoor Brands, Inc. 2024 Form 10-K 35

Income Taxes
Description
As a global company, Kontoor is subject to taxation and files income tax returns in over 50 U.S. and foreign jurisdictions each year. The determination of our provision for income taxes, as it relates to estimates for deferred income taxes and liabilities for unrecognized tax benefits, requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.
Judgments and Uncertainties
Deferred income tax assets and liabilities reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has $65.5 million of gross deferred income tax assets related to income tax credit carryforwards and $33.3 million of gross deferred income tax assets related to operating loss carryforwards. We periodically assess the realizability of deferred tax assets, which often requires significant judgment. If management believes that the Company will not be able to generate sufficient taxable income to offset losses during the carryforward periods, the Company records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. Based on the Company's assessment, it has recorded valuation allowances of $61.1 million related to income tax credit carryforwards and $17.4 million related to operating loss carryforwards based on the weight of available evidence and the conclusion that it is more-likely-than-not (likelihood of more than 50%) that some portion, or all, of these deferred tax assets will not be realized.
The calculation of liabilities for unrecognized tax benefits involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and significant management judgment. The Company’s income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. The Company has reviewed all issues raised upon examination, as well as any exposure for issues that may be raised in future examinations. The Company has evaluated these potential issues under the “more-likely-than-not” standard of the accounting literature. A tax benefit is recognized if it meets this standard and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized.
Effect if Actual Results Differ From Assumptions
Realization of deferred tax assets related to income tax credit and operating loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management determines in a future period that the amount of deferred tax assets to be realized differs from the net recorded amount, the Company would record an adjustment to the valuation allowance and income tax expense in that future period.
Judgments and estimates in the calculation of the liability for unrecognized tax benefits may change based on audit settlements, court cases, proposed tax regulations and interpretation of tax laws and regulations. Income tax expense could be materially affected to the extent the Company prevails in a tax position or when the statute of limitations expires for a tax position for which a liability for unrecognized tax benefits has been established, or to the extent the Company is required to pay amounts greater than the established liability for unrecognized tax benefits.
The Company does not currently anticipate any material impact on earnings from the ultimate resolution of these income tax estimates.

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
Cash and Cash Equivalents Risks
We had $334.1 million of cash and cash equivalents at the end of 2024. Management continually monitors the credit ratings of the financial institutions with whom we conduct business. Similarly, management monitors the credit quality of cash equivalents.
36 Kontoor Brands, Inc 2024 Form 10-K

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
Interest Rate Risks
The Company's debt outstanding under the Credit Facilities bears interest at variable interest rates plus applicable spreads. In addition, the funding fees charged by the financial institution for the trade accounts receivable sale program are based on underlying variable interest rates and customer credit risk. The Company uses derivative financial instruments to mitigate some of these exposures to the volatility in interest rates. However, changes in interest rates would also affect interest income earned on our cash equivalents. Based on balances of outstanding debt, sold trade accounts receivable and cash equivalents as of December 2024, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $2.6 million.
Foreign Currency Exchange Rate Risks
We are a global enterprise subject to the risk of foreign currency fluctuations. Approximately 20% of our net revenues in 2024 were generated in international markets. Most of our foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to the euro or other foreign currencies where we have operations, there is a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Management hedges certain of the Company's foreign currency transactions and may hedge investments in certain foreign operations.
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
For cash flow hedging contracts outstanding at December 2024, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of 2024, it would result in a change in fair value of those contracts of approximately $20.8 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
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

Kontoor Brands, Inc. 2024 Form 10-K 37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Company's management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 28, 2024, the Company's disclosure controls and procedures were effective to (1) ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports it files with or submits to the SEC within the required time periods specified in the Commission's rules and forms and (2) accumulate and communicate this information to management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding this disclosure.

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
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2024. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 28, 2024.
The effectiveness of the Company's internal control over financial reporting as of December 28, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data and Item 15. Exhibits and Financial Statement Schedules.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
During the three months ended December 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
38 Kontoor Brands, Inc 2024 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by Item 10 of this Part III is included under the captions “Proposal No. 1—Election of Directors,” “Executive Officers,” “Corporate Governance—Code of Conduct,” “Corporate Governance—Board Committees,” “Corporate Governance—Insider Trading Policy” and “Additional Information—Delinquent Section 16(a) Reports” (to the extent reported therein) in Kontoor’s definitive 2025 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 28, 2024, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 of this Part III is included under the captions “Corporate Governance—Talent and Compensation Committee Interlocks and Insider Participation," "Director Compensation” and “Executive Compensation” in Kontoor’s definitive 2025 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 28, 2024, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 of this Part III is included under the captions "Executive Compensation—2024 Equity Compensation Plan Information Table" and “Security Ownership of Certain Beneficial Owners and Management” in Kontoor’s definitive 2025 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 28, 2024, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by Item 13 of this Part III is included under the captions "Corporate Governance—Related Person Transactions Policy" and "Corporate Governance—Director Independence" in Kontoor's definitive 2025 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 28, 2024, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by Item 14 of this Part III is included under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in Kontoor’s definitive 2025 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended December 28, 2024, which information is incorporated herein by reference.

Kontoor Brands, Inc. 2024 Form 10-K 39

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

3.2	Bylaws of Kontoor Brands, Inc., as amended through April 20, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed with the SEC on April 21, 2023)

4.1*	Description of Securities

4.2	Indenture, dated as of November 18, 2021 by and among Kontoor Brands, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.125% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on November 19, 2021)

10.1	Tax Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.2	VF Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.3	Kontoor Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.4	Employee Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.5+	Change in Control Agreement by and between Scott H. Baxter and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.6+	Change in Control Agreement by and between Thomas E. Waldron and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.7+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.8+	Kontoor Brands, Inc. 2019 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

10.9+	Kontoor Brands Executive Deferred Savings Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

40 Kontoor Brands, Inc 2024 Form 10-K

10.10+	Kontoor Brands Executive Deferred Savings Plan II (2020 Restatement) (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022)

10.11+	Form of Non-Qualified Stock Option Certificate (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.12+	Form of Non-Qualified Stock Option Certificate for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.13+	Kontoor Brands, Inc. Deferred Savings Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.14	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.15+	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 1 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.16+	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 2 (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.17+	Kontoor Brands, Inc. Mid-Term Incentive Plan, a subplan under the Stock Compensation Plan, as Amended and Restated effective December 16, 2021 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022)

10.18+	Form of Award Certificate for Restricted Stock Units (Standard Form) (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022)

10.19+	Form of Award Certificate for Performance-Based Restricted Stock Units (Standard Form) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022)

10.20	Amendment No. 1, dated as of December 12, 2022, to the Amended and Restated Credit Agreement, dated as of November 18, 2021, by and among Kontoor Brands, Inc., the co-borrowers and guarantors party thereto, and the lenders and agents from time to time party thereto. (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2023)

10.21+	Kontoor Brands, Inc. 2019 Stock Compensation Plan Amendment No. 1 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)

10.22+	Form of Award Certificate for Performance-Based Restricted Stock Units (2023 Form) (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)

10.23+	Form of Award Certificate for Restricted Stock Units (Cash Settled) (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2024)

10.24+	Form of Award Certificate for Performance-Based Restricted Stock Units (Cash Settled) (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2024)

10.25+	Separation Agreement entered into April 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 5, 2024)

10.26
Share Purchase Agreement, dated as of February 18, 2025, among Kontoor Nordic Holdings AS, Kontoor Brands, Inc. and Canadian Tire Corporation, Limited (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed with the SEC on February 21, 2025)

19*	Kontoor Brands, Inc. Insider Trading Policy

21*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature pages of this Form 10-K)

31.1*
Certification of Scott H. Baxter, President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Joseph A. Alkire, Executive Vice President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Scott H. Baxter, President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Joseph A. Alkire, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Kontoor Brands, Inc. Forfeiture and Recovery Policy for Equity and Incentive Awards (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2024)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Kontoor Brands, Inc. 2024 Form 10-K 41

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY.
None.
42 Kontoor Brands, Inc 2024 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONTOOR BRANDS, INC.

February 25, 2025	By:	/s/ Scott H. Baxter
Scott H. Baxter President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
POWER OF ATTORNEY
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of February 25, 2025:

Signature	Capacity

/s/ Scott H. Baxter	President, Chief Executive Officer and Chairman of the Board of Directors
Scott H. Baxter	(Principal Executive Officer)

/s/ Joseph A. Alkire	Executive Vice President and Chief Financial Officer
Joseph A. Alkire	(Principal Financial Officer)

/s/ S. Denise Sumner	Vice President and Chief Accounting Officer
S. Denise Sumner	(Principal Accounting Officer)

/s/ Robert K. Shearer	Director
Robert K. Shearer

/s/ Maryelizabeth R. Campbell	Director
Maryelizabeth R. Campbell

/s/ Ashley D. Goldsmith	Director
Ashley D. Goldsmith

/s/ Robert M. Lynch	Director
Robert M. Lynch

/s/ Andrew E. Page	Director
Andrew E. Page

/s/ Mark L. Schiller	Director
Mark L. Schiller

/s/ Shelley Stewart, Jr.	Director
Shelley Stewart, Jr.

Kontoor Brands, Inc. 2024 Form 10-K 43

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kontoor Brands, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kontoor Brands, Inc. and its subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 28, 2024 listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
44 Kontoor Brands, Inc. 2024 Form 10-K

Accounting for Deferred Income Taxes
As described in Notes 1 and 18 to the financial statements, the Company has net deferred income tax assets of $70.3 million, including a valuation allowance of $82.6 million, as of December 28, 2024. Deferred income tax assets and deferred income tax liabilities reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and net operating loss carryforwards are recorded utilizing tax rates currently enacted for the years in which the items are expected to be settled or realized. Management periodically assesses the realizability of deferred income tax assets and the adequacy of deferred income tax liabilities, including changes in estimates and judgments used. As disclosed by management, the Company is subject to taxation and files income tax returns in over 50 U.S. and foreign jurisdictions each year.
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
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 25, 2025
We have served as the Company’s auditor since 2018.

Kontoor Brands, Inc. 2024 Form 10-K 45

KONTOOR BRANDS, INC.
Consolidated Balance Sheets

(In thousands, except share amounts)	December 2024	December 2023
ASSETS
Current assets
Cash and cash equivalents	$334,066	$215,050
Accounts receivable, net	243,660	217,673
Inventories	390,209	500,353
Prepaid expenses and other current assets	96,346	110,808
Total current assets	1,064,281	1,043,884
Property, plant and equipment, net	103,300	112,045
Operating lease assets	47,171	54,812
Intangible assets, net	11,232	12,497
Goodwill	208,787	209,862
Deferred income tax assets	76,065	75,081
Other assets	139,703	137,258
TOTAL ASSETS	$1,650,539	$1,645,439
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$—	$20,000
Accounts payable	179,680	180,220
Accrued and other current liabilities	193,335	171,414
Operating lease liabilities, current	20,890	21,003
Total current liabilities	393,905	392,637
Operating lease liabilities, noncurrent	29,955	36,753
Deferred income tax liabilities	5,722	5,611
Other liabilities	80,587	74,604
Long-term debt	740,315	763,921
Total liabilities	1,250,484	1,273,526
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at December 2024 and 2023	—	—
Common Stock, no par value; shares authorized, 600,000,000; outstanding shares of 55,310,671 at December 2024 and 55,720,251 at December 2023	—	—
Additional paid-in capital	316,746	273,197
Retained earnings	199,959	166,567
Accumulated other comprehensive loss	(116,650)	(67,851)
Total equity	400,055	371,913
TOTAL LIABILITIES AND EQUITY	$1,650,539	$1,645,439
See accompanying notes to consolidated financial statements.
46 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Consolidated Statements of Operations

	Year Ended December

(In thousands, except per share amounts)	2024	2023	2022
Net revenues	$2,607,578	$2,607,472	$2,631,444
Costs and operating expenses
Cost of goods sold	1,446,008	1,519,635	1,497,076
Selling, general and administrative expenses	819,281	768,568	777,703
Total costs and operating expenses	2,265,289	2,288,203	2,274,779
Operating income	342,289	319,269	356,665
Interest expense	(40,824)	(40,408)	(34,919)
Interest income	11,149	3,791	1,352
Other expense, net	(11,191)	(10,753)	(3,962)
Income before income taxes	301,423	271,899	319,136
Income taxes	55,621	40,905	73,643
Net income	$245,802	$230,994	$245,493
Earnings per common share
Basic	$4.42	$4.13	$4.40
Diluted	$4.36	$4.06	$4.31
Weighted average shares outstanding
Basic	55,549	55,961	55,744
Diluted	56,321	56,931	56,962
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2024 Form 10-K 47

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December

(In thousands)	2024	2023	2022
Net income	$245,802	$230,994	$245,493
Other comprehensive (loss) income
Net change in foreign currency translation	(24,448)	16,405	(14,337)
Net change in defined benefit pension plans	(794)	670	4,420
Net change in derivative financial instruments	(23,557)	(5,261)	23,008
Total other comprehensive (loss) income, net of related taxes	(48,799)	11,814	13,091
Comprehensive income	$197,003	$242,808	$258,584
See accompanying notes to consolidated financial statements.
48 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows

	Year Ended December

(In thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$245,802	$230,994	$245,493
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,635	38,046	37,126
Stock-based compensation	26,585	16,725	21,891
Provision for doubtful accounts	670	(807)	(44)
Deferred income taxes	(6,706)	(3,750)	127
Other	(255)	5,359	(592)
Changes in operating assets and liabilities:
Accounts receivable	(35,412)	14,905	56,696
Inventories	102,992	101,284	(236,166)
Accounts payable	1,869	(19,916)	(4,117)
Income taxes	9,348	(29,335)	6,916
Accrued and other current liabilities	4,613	(1,858)	(31,108)
Other assets and liabilities	(23,911)	4,902	(12,637)
Cash provided by operating activities	368,230	356,549	83,585
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(18,788)	(27,366)	(18,375)
Capitalized computer software	(3,334)	(10,018)	(10,022)
Proceeds from sales of assets	3,603	510	64
Other	(3,741)	(2,264)	(1,785)
Cash used by investing activities	(22,260)	(39,138)	(30,118)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	—	288,000	163,000
Repayments under revolving credit facility	—	(288,000)	(163,000)
Payment of deferred financing costs	—	—	(298)
Repayments of term loan	(45,000)	(10,000)	—
Repurchases of Common Stock	(85,677)	(30,111)	(62,494)
Dividends paid	(112,060)	(108,574)	(103,661)
Proceeds from issuance of Common Stock, net of shares withheld for taxes	2,382	284	(11,700)
Other	—	(7,297)	7,246
Cash used by financing activities	(240,355)	(155,698)	(170,907)
Effect of foreign currency rate changes on cash and cash equivalents	13,401	(5,842)	(8,703)
Net change in cash and cash equivalents	119,016	155,871	(126,143)
Cash and cash equivalents - beginning of period	215,050	59,179	185,322
Cash and cash equivalents - end of period	$334,066	$215,050	$59,179

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$40,720	$36,405	$31,955
Income taxes paid	53,374	74,184	67,798
Change in accrual for property, plant and equipment	(368)	(3,747)	2,522
Change in accrual for capitalized computer software	196	(981)	2,958
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2024 Form 10-K 49

KONTOOR BRANDS, INC.
Consolidated Statements of Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	Amounts
Balance, December 2021	56,381	$—	$218,259	$22,635	$(92,756)	$148,138
Net income	—	—	—	245,493	—	245,493
Stock-based compensation, net	631	—	25,437	(15,247)	—	10,190
Other comprehensive income	—	—	—	—	13,091	13,091
Dividends on Common Stock ($1.86 per share)	—	—	—	(103,661)	—	(103,661)
Repurchases of Common Stock	(1,495)	—	—	(62,494)	—	(62,494)
Balance, December 2022	55,517	$—	$243,696	$86,726	$(79,665)	$250,757
Net income	—	—	—	230,994	—	230,994
Stock-based compensation, net	782	—	29,612	(12,579)	—	17,033
Other comprehensive income	—	—	—	—	11,814	11,814
Dividends on Common Stock ($1.94 per share)	—	—	—	(108,574)	—	(108,574)
Repurchases of Common Stock, including excise tax	(579)	—	(111)	(30,000)	—	(30,111)
Balance, December 2023	55,720	$—	$273,197	$166,567	$(67,851)	$371,913
Net income	—	—	—	245,802	—	245,802
Stock-based compensation, net	838	—	43,716	(15,330)	—	28,386
Other comprehensive income	—	—	—	—	(48,799)	(48,799)
Dividends on Common Stock ($2.02 per share)	—	—	—	(112,060)	—	(112,060)
Repurchases of Common Stock, including excise tax	(1,247)	—	(167)	(85,020)	—	(85,187)
Balance, December 2024	55,311	$—	$316,746	$199,959	$(116,650)	$400,055
See accompanying notes to consolidated financial statements.
50 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Kontoor Brands, Inc. 2024 Form 10-K 51

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler® and Lee®. The Company's products are sold in the U.S. through mass merchants, specialty stores, department stores, company-operated stores and online, including digital marketplaces. The Company's products are also sold internationally, primarily in the Europe, Asia-Pacific and Non-U.S. Americas regions, through department stores, specialty stores, company-operated stores, concession retail stores, independently-operated partnership stores and online, including digital marketplaces.
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to periods ended December 2024, December 2023 and December 2022 correspond to the 52-week fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company during 2024 included ongoing elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, supply chain issues and inconsistent consumer demand. These factors continued to contribute to uncertain global economic conditions and consumer spending patterns, which impacted retailers' and the Company's operations. Additionally, the U.S. government has recently enacted and proposed tariff increases on imports. These actions may result in reciprocal tariffs or other restrictive trade measures by foreign jurisdictions. These conditions are causing greater uncertainty in the global economy. The Company considered the impact of these developments on the assumptions and estimates used when preparing these annual financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 11 to the Company's financial statements in this Form 10-K). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Consolidated Financial Statements
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The Company’s consolidated financial statements are referred to throughout this Annual Report on Form 10-K as "financial statements."
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
When transactions are denominated in a currency other than the functional currency of a particular subsidiary, they typically result in receivables or payables that are denominated in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transactions.
As discussed in Note 15 to the Company's financial statements in this Form 10-K, the Company enters into contracts to manage foreign currency risk. Net foreign currency transaction gains reported in the statements of operations, net of the related hedging gains and losses, were $12.7 million, $12.5 million and $7.9 million in 2024, 2023 and 2022, respectively.
Cash and Cash Equivalents
Cash and cash equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments that mature within three months of their purchase dates. Cash equivalents totaling $266.2 million and $147.8 million at December 2024 and 2023, respectively, consist of money market funds and short-term time deposits.
52 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Accounts Receivable, Net of Allowance for Doubtful Accounts
Trade accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms and discounts. Royalty receivables are recorded at invoiced amounts based on the greater of licensees’ sales of licensed products or contractual minimum amounts.
The Company is exposed to credit losses, primarily through trade accounts receivable from customers and licensees, which are generally short-term in nature. The Company maintains an allowance that represents management's best estimate of probable credit losses. In estimating this allowance, accounts receivable are evaluated on a pooled basis at each reporting date and aggregated on the basis of similar risk characteristics, including current and forecasted industry trends and economic conditions, aging status of accounts, geographical location, and the financial strength and credit standing of customers, including payment and default history. Additionally, specific allowance amounts are established for customer balances that have a higher probability of default. Receivables are written off against the allowance when all collection efforts have been exhausted and the likelihood of collection is remote.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost, which approximates the first-in, first-out method. Existence of physical inventory is verified through periodic physical inventory counts and ongoing cycle counts throughout the year.
Property, Plant and Equipment
Property, plant and equipment is initially recorded at cost. The Company capitalizes improvements to property, plant and equipment that substantially extend the useful life of an asset, and interest costs incurred during construction of major assets. Depreciation is computed using the straight-line method over each asset's estimated useful life, ranging from three to ten years for machinery and equipment and up to 40 years for buildings and improvements. Amortization expense for leasehold improvements is recognized over the shorter of the estimated useful life or lease term. Repair and maintenance costs are expensed as incurred.
Capitalized Computer Software and Cloud Computing Arrangements
Expenditures for major software purchases and software developed for internal use, including cloud computing arrangements with software licenses purchased from vendors, are capitalized and amortized on a straight-line basis over periods ranging from two to ten years. The Company's policy provides for the capitalization of external direct costs associated with developing or obtaining internal-use computer software. Capitalized computer software costs are included in the balance sheet within "other assets." Costs associated with preliminary project stage activities, training, maintenance and post-implementation stage activities are expensed as incurred.
Cloud computing arrangements that do not include a license, including any related implementation costs, are accounted for as service contracts and the associated fees are expensed as incurred. Cloud computing arrangements that include a license are capitalized in the balance sheets within "prepaid expenses and other current assets" for the current portion and "other assets" for the long-term portion.
Intangible Assets
Intangible assets include acquired trademarks and trade names, some of which are registered in multiple countries. Amortization of finite-lived trademarks and trade names is computed on a straight-line basis over a 16-year estimated useful life. Trademarks and trade names determined to have indefinite lives are not amortized.
Depreciation and Amortization Expense
Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is reflected in the Company's statements of operations within "cost of goods sold" and all other depreciation and amortization expense is reflected within "selling, general and administrative expenses."
Impairment of Long-lived Assets
Property, Plant and Equipment, Operating Lease Assets and Finite-lived Intangible Assets — The Company’s policy is to review property, plant and equipment, right-of-use operating lease assets and amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If the forecasted undiscounted cash flows to be generated by an asset are not expected to recover the asset’s carrying value, the estimated fair value is calculated, and an impairment charge is recorded to the extent that the asset’s carrying value exceeds its estimated fair value.

Kontoor Brands, Inc. 2024 Form 10-K 53

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Goodwill and Indefinite-lived Intangible Assets — The Company’s policy is to evaluate goodwill and indefinite-lived intangible assets for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying value. The Company may first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If the Company performs a qualitative analysis and determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for possible impairment. Alternatively, the Company may elect to bypass a qualitative analysis and perform a quantitative analysis.
If goodwill is quantitatively tested for possible impairment, the estimated fair value of a reporting unit is compared with its carrying value, including the goodwill assigned to that reporting unit. An impairment charge is recorded to the extent that the carrying value of the reporting unit exceeds its estimated fair value. An indefinite-lived intangible asset is quantitatively tested for possible impairment by comparing the estimated fair value of the asset with its carrying value. An impairment charge is recorded to the extent that the asset's carrying value exceeds its estimated fair value.
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
Lease agreements may include optional renewals, terminations or purchases, which are considered in the Company’s assessments of lease terms when such options are reasonably certain to be exercised. For retail real estate leases, the Company does not typically assume exercise of renewal options in its assessment of the underlying lease term. For non-retail real estate leases, the Company includes the renewal options in its assessment of the underlying lease term if renewal options are reasonably certain to be exercised. Renewals for all other leases are determined on a lease-by-lease basis.
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
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. Revenue recognition within the wholesale channels occurs either upon shipment or delivery of goods based on contractual terms with the customer. Revenue recognition in the Direct-to-Consumer channel typically occurs at the point of sale for Company-operated or concession retail stores and either upon shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers or other third parties, the Company’s promise to the customer is a performance obligation to provide the specified goods and the Company has discretion in establishing pricing. For all arrangements, the Company is the principal in the transaction.
Contractual arrangements with customers in our wholesale channels are typically on a purchase order basis with payment terms between 30 and 60 days.
54 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The net revenue recognized reflects the expected consideration to be received for providing the goods or services to the customer, net of estimates for variable consideration which includes allowances for trade terms, sales incentive programs, discounts, markdowns, chargebacks and product returns. Estimates of variable consideration are determined at contract inception and reassessed at each reporting date, at a minimum, to reflect any changes in facts and circumstances. The Company utilizes the expected value method in determining its estimates of variable consideration, based on evaluations of specific product and customer circumstances, historical and anticipated trends and current economic conditions. Estimates for variable consideration are recorded as "accrued and other current liabilities" in the Company's balance sheets.
Revenue from the sale of gift cards is deferred and recorded as a contract liability until the gift card is redeemed by the customer, factoring in breakage as appropriate, which considers whether the Company has a legal obligation to remit the value of the unredeemed gift card to any jurisdiction under unclaimed property regulations.
The Company sponsors a customer loyalty program in certain regions which allows its direct-to-consumer customers to earn rewards that are redeemable for discounts on future purchases. Under the program, the Company estimates the standalone selling price of the loyalty rewards and allocates a portion of the consideration for the sale of products to the loyalty points earned. This deferred amount is recorded as a contract liability, and recognized as revenue when the points are redeemed or when the likelihood of redemption is remote.
The Company has elected to treat all shipping and handling activities as fulfillment costs and recognize the costs as selling, general and administrative expenses rather than an additional performance obligation. Shipping and handling costs billed to customers are included in net revenues. Sales taxes and value added taxes collected from customers and remitted to governmental authorities are excluded from net revenues.
The Company has licensing agreements for the use of its intellectual property, most of which include minimum guarantees for sales-based royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees’ sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees and collection is probable. As of December 2024, the Company has contractual rights under its licensing agreements to receive $85.5 million of fixed consideration related to the future minimum guarantees through December 2029. The variable consideration is not disclosed as a remaining performance obligation because the licensing arrangements qualify for the sales-based royalty exemption. Royalty income included within "net revenues" in the Company's statements of operations was $45.8 million, $37.1 million and $32.5 million in 2024, 2023 and 2022, respectively.
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
Cost of Goods Sold
Cost of goods sold for company-manufactured goods includes all materials, labor and overhead costs incurred in the production process. Cost of goods sold for purchased finished goods includes the purchase costs and related overhead. In both cases, cost of goods sold includes all costs related to manufacturing or purchasing finished goods, including costs of planning, purchasing, quality control, depreciation, amortization, restructuring, freight, duties, royalties paid to third parties and shrinkage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, advertising and marketing, direct-to-consumer operations, warehousing, distribution, shipping and handling, licensing, restructuring and administration. Advertising and marketing costs are expensed as incurred and totaled $140.5 million, $133.0 million and $137.8 million in 2024, 2023 and 2022, respectively. Advertising and marketing costs include traditional and digital media, as well as other expenses related to demand creation and internal payroll costs for advertising and marketing employees. Advertising and marketing costs also include cooperative advertising payments made to the Company's customers as reimbursement for their costs of advertising the Company’s products, and totaled $3.1 million, $2.8 million and $4.3 million in 2024, 2023 and 2022, respectively. Shipping and handling costs for delivery of products to customers totaled $85.8 million, $93.5 million and $89.0 million in 2024, 2023 and 2022, respectively.

Kontoor Brands, Inc. 2024 Form 10-K 55

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Derivative Financial Instruments
Derivative financial instruments are measured at fair value in the Company's balance sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives’ maturity dates. The accounting for changes in the fair value of a derivative instrument (i.e., gains and losses) depends on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
To qualify for hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedges and must be highly effective in offsetting changes in future cash flows of hedged transactions. Further, at the inception of a contract and on an ongoing basis, the Company assesses whether the hedging instruments are effective in offsetting the risk of the hedged transactions. Occasionally, a portion of a derivative instrument will be considered ineffective in hedging the originally identified exposure due to a decline in amount or a change in timing of the hedged exposure. In such cases, hedge accounting treatment is discontinued for the ineffective portion of that hedging instrument. Changes in fair value for the ineffective portion of hedges are recognized in net income. The Company does not use derivative instruments for trading or speculative purposes. Hedging cash flows are classified in the Company's statements of cash flows in the same category as the items being hedged.
Cash Flow Hedges — The Company uses foreign currency exchange contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, intercompany service fees and royalties. The Company uses interest rate swap agreements to partially hedge the interest rate risk associated with the volatility of the applicable monthly interest rate benchmark in our Credit Agreement (as defined in Note 11 to the Company's financial statements in this Form 10-K).
Derivative Contracts Not Designated as Hedges — Any contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets, and changes in the fair values are recognized directly in earnings.
The counterparties to our derivative contracts are financial institutions with investment grade credit ratings, but this does not eliminate the Company's exposure to credit risk with these institutions. To manage its credit risk, the Company monitors the credit risks of its counterparties, limits its exposure in the aggregate and to any single counterparty, and adjusts its hedging positions as appropriate. The credit risk impact of the Company and its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the derivative contracts. Credit risk has not had a significant effect on the fair value of our derivative contracts. The counterparties to our derivative contracts are also lenders under our Credit Facilities (as defined in Note 11 to the Company's financial statements in this Form 10-K). These derivative contracts are secured by the same collateral that secures our Credit Facilities.
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
Income Taxes
Income taxes are provided on pre-tax income for financial reporting purposes. "Deferred income tax assets" and "deferred income tax liabilities," as presented in the Company's balance sheets, reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net temporary differences and net operating losses are recorded utilizing tax rates currently enacted for the years in which the items are expected to be settled or realized. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including changes in estimates and judgments used. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not (likelihood of more than 50%) that some portion, or all, of a deferred tax asset will not be realized. Accrued income taxes in the Company's balance sheets include unrecognized income tax benefits along with related interest and penalties, which are appropriately classified as current or noncurrent. All deferred tax assets and liabilities are classified as noncurrent in the Company's balance sheets. The provision for income taxes as presented in the Company's statements of operations also includes estimated interest and penalties related to uncertain tax positions.
Concentration of Risks
The Company markets products to a broad customer base throughout the world. Products are sold at a range of price points through our wholesale and direct-to-consumer channels. The Company’s largest and second-largest customers, both U.S.-based retailers, accounted for 36% and 13% of 2024 net revenues, respectively, and the top ten customers accounted for 62% of 2024 net revenues. Sales are typically made on an unsecured basis under customary terms that vary by product, channel of distribution or geographic region. The Company continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The Company is not aware of any issues with respect to relationships with any of its top customers.
56 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Legal and Other Contingencies
Management periodically assesses liabilities and contingencies in connection with legal proceedings and other claims that may arise from time to time. When it is probable that a loss has been or will be incurred, an estimate of the loss is recorded in the financial statements. Estimates of losses are adjusted when additional information becomes available or circumstances change. A contingent liability is disclosed when there is at least a reasonable possibility that a material loss may have been incurred. Based on the information currently available, management believes that the outcome of any outstanding or pending matters, individually and in the aggregate, will not have a material adverse effect on the financial statements.
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
Out-of-Period Duty Expense Recorded in 2023
During 2023, management identified inaccuracies in processing certain transactions with U.S. Customs and Border Protection ("U.S. Customs") arising from the implementation of the Company's enterprise resource planning system, which resulted in an underpayment of duties owed to U.S. Customs for the 2021 to 2023 periods. Accordingly, the Company recorded an out-of-period adjustment in 2023 to accrue for the underpayment of duty expense related to the 2022 and 2021 periods. The $14.5 million out-of-period expense, recorded within "cost of goods sold" in 2023, results in a lack of comparability between periods in the statements of operations.
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Disclosure of Supplier Finance Program Obligations," which requires entities that provide supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs, outstanding confirmed amounts as of period end, a description of where those obligations are presented in the balance sheets and an annual rollforward of obligations. This guidance was adopted by the Company during the first quarter of 2023, except for the requirement to include a rollforward of obligations which was adopted by the Company during the fourth quarter of 2024. Refer to Note 10 to the Company's financial statements in this Form 10-K for additional information related to our supply chain finance programs.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires enhanced disclosures about significant segment expenses. This guidance was adopted by the Company during the fourth quarter of 2024 and requires retrospective application to all prior periods presented in the financial statements. Refer to Note 3 to the Company's financial statements in this Form 10-K for additional information related to segment expenses.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires disclosure of specific categories and greater disaggregation within the income tax rate reconciliation, and disclosure of disaggregated income taxes paid. This guidance is effective for the Company for the annual reporting period ending in 2025, and the Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," and in January 2025, the FASB issued ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." This guidance requires disclosure of detailed expense information, including inventory and manufacturing expense, employee compensation, depreciation and intangible asset amortization, for certain income statement line items. This guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.

Kontoor Brands, Inc. 2024 Form 10-K 57

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Other includes sales and licensing of Chic®, Rock & Republic®, other company-owned brands and private label apparel.

	Year Ended December 2024

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,460,102	$414,803	$10,200	$1,885,105
Non-U.S. Wholesale	177,107	222,308	—	399,415
Direct-to-Consumer	168,780	153,514	764	323,058
Total	$1,805,989	$790,625	$10,964	$2,607,578

Geographic revenues
U.S.	$1,602,413	$473,672	$10,964	$2,087,049
International	203,576	316,953	—	520,529
Total	$1,805,989	$790,625	$10,964	$2,607,578

	Year Ended December 2023
(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,418,102	$440,690	$10,149	$1,868,941
Non-U.S. Wholesale	181,766	246,873	10	428,649
Direct-to-Consumer	154,262	154,957	663	309,882
Total	$1,754,130	$842,520	$10,822	$2,607,472

Geographic revenues
U.S.	$1,549,051	$500,816	$10,812	$2,060,679
International	205,079	341,704	10	546,793
Total	$1,754,130	$842,520	$10,822	$2,607,472

	Year Ended December 2022
(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$1,423,757	$460,799	$9,903	$1,894,459
Non-U.S. Wholesale	183,714	266,201	903	450,818
Direct-to-Consumer	138,334	147,366	467	286,167
Total	$1,745,805	$874,366	$11,273	$2,631,444

Geographic revenues
U.S.	$1,542,593	$521,636	$10,370	$2,074,599
International	203,212	352,730	903	556,845
Total	$1,745,805	$874,366	$11,273	$2,631,444
58 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Contract Balances
Accounts receivable represent the Company's unconditional right to receive consideration from a customer and are recorded at net invoiced amounts, less estimated allowances.
Contract assets are rights to receive consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. When the Company's right to receive consideration under a contract becomes unconditional, amounts are invoiced and contract assets are reclassified to "accounts receivable" within the Company's balance sheets. The Company's primary contract assets relate to sales-based royalty arrangements.
Contract liabilities are recorded when a customer pays consideration, but the Company still has a remaining obligation to transfer the good or service to the customer.
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	December 2024	December 2023
Accounts receivable, net	$243,660	$217,673
Contract assets (a)	$16,576	$10,929
Contract liabilities (b)	$1,757	$1,713
(a)Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b)Included within "accrued and other current liabilities" in the Company's balance sheets.
For the year ended December 2024, revenue of $1.1 million was recognized that was included in contract liabilities as of December 2023. For the year ended December 2023, revenue of $0.4 million was recognized that was included in contract liabilities as of December 2022.
Performance Obligations
As of December 2024, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the year ended December 2024, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.

NOTE 3 — BUSINESS SEGMENT INFORMATION
The Company has two reportable segments:
•Wrangler — Wrangler® branded denim, apparel, footwear and accessories.
•Lee — Lee® branded denim, apparel, footwear and accessories.
The Company considers its chief executive officer to be its chief operating decision maker. The chief operating decision maker allocates resources and assesses performance based on the global brand net revenues and segment profit of Wrangler® and Lee®, which are the Company's reportable segments. Segment profit is defined as income before income taxes, interest expense, interest income and corporate and other expenses. Segment net revenues and segment profit are reviewed and compared against forecasted amounts in order to guide execution of the Company's strategic goals. Segment assets and segment expenditures for long-lived assets are not regularly provided to or used by the chief operating decision maker and thus are not disclosed.
In addition, we report an "Other" category to reconcile segment revenues and segment profit to the Company's operating results, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Chic®, Rock & Republic®, other company-owned brands and private label apparel, and the associated costs.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those included in Note 1 to the Company's financial statements in this Form 10-K. In addition, the Company has certain shared costs in each region that it allocates between the Wrangler® and Lee® segments. In addition, the Company allocates costs for certain centralized functions and programs to the Wrangler® and Lee® segments. These centralized functions and programs include, but are not limited to, information technology, human resources, supply chain, insurance and related benefit costs associated with those functions. Allocations are based on appropriate metrics such as usage or production of net revenues.
Corporate and other expenses, including certain restructuring and transformation costs, and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

Kontoor Brands, Inc. 2024 Form 10-K 59

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following tables present financial information for the Company's reportable segments and income before income taxes:

	Year Ended December

(In thousands)	2024	2023	2022
Wrangler
Net revenues (1)	$1,805,989	$1,754,130	$1,745,805
Cost of goods sold	1,023,548	1,052,091	1,031,293
Selling, general and administrative expenses	407,897	386,032	389,351
Other segment items (2)	8,235	8,486	3,988
Segment profit	$366,309	$307,521	$321,173
Lee
Net revenues (1)	$790,625	$842,520	$874,366
Cost of goods sold	413,344	459,859	459,334
Selling, general and administrative expenses	284,335	282,246	291,182
Other segment items (2)	3,284	2,267	2,794
Segment profit	$89,662	$98,148	$121,056

Total reportable segment profit	$455,971	$405,669	$442,229
Corporate and other expenses	(123,240)	(96,075)	(88,932)
Interest expense	(40,824)	(40,408)	(34,919)
Interest income	11,149	3,791	1,352
Loss related to other revenues (3)	(1,633)	(1,078)	(594)
Income before income taxes	$301,423	$271,899	$319,136
(1) Refer to Note 2 to the Company's financial statements in this Form 10-K for the reconciliation of reportable segment revenues to consolidated net revenues.
(2) "Other segment items" primarily includes funding fees related to the sale of trade accounts receivable program discussed in Note 4 to the Company's financial statements in this Form 10-K. Funding fees are reflected in the Company's statements of operations within "other expense, net".
(3) "Loss related to other revenues" includes sales and licensing of Chic®, Rock & Republic®, other company-owned brands and private label apparel, and the associated costs, for purposes of reconciling "total reportable segment profit" to consolidated "income before income taxes."
The following table presents supplemental information of net revenues by geographic area based on the location of the customer:

	Year Ended December

(In thousands)	2024	2023	2022
Revenues:
U.S.	$2,087,049	$2,060,679	$2,074,599
International	520,529	546,793	556,845
Total	$2,607,578	$2,607,472	$2,631,444
Our largest customer accounted for 36% of the Company's total net revenues in 2024, 2023 and 2022. Our second-largest customer accounted for 13% of total net revenues in 2024, and 11% of total net revenues in both 2023 and 2022. Sales to these two customers are included in both the Wrangler® and Lee® reportable segments.
The following table presents "property, plant and equipment, net" recorded in the Company's balance sheets by geographic area based on physical location:

(In thousands)	December 2024	December 2023
Property, plant and equipment, net:
U.S.	$68,601	$66,803
International	34,699	45,242
Total	$103,300	$112,045

60 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 4 — ACCOUNTS RECEIVABLE
The following table presents components of "accounts receivable, net" recorded in the Company's balance sheets:

(In thousands)	December 2024	December 2023
Trade	$235,774	$200,911
Royalty and other	14,324	23,977
Total accounts receivable	250,098	224,888
Less: allowance for doubtful accounts	(6,438)	(7,215)
Accounts receivable, net	$243,660	$217,673
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)
Balance, December 2022	$9,918
Decrease in provision for expected credit losses	(807)
Accounts receivable balances written off	(2,388)
Other (1)	492
Balance, December 2023	$7,215
Increase in provision for expected credit losses	670
Accounts receivable balances written off	(1,215)
Other (1)	(232)
Balance, December 2024	$6,438
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
The Company sold total trade accounts receivable of $1.4 billion during 2024, 2023, and 2022. As of December 2024 and December 2023, $178.2 million and $197.7 million, respectively, of the sold trade accounts receivable remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $11.7 million, $12.0 million and $5.6 million in 2024, 2023 and 2022, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 5 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	December 2024	December 2023
Finished products	$323,654	$421,051
Work-in-process	33,011	35,722
Raw materials	33,544	43,580
Total inventories	$390,209	$500,353

Kontoor Brands, Inc. 2024 Form 10-K 61

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
The following table presents components of "property, plant and equipment, net" recorded in the Company's balance sheets:

(In thousands)	December 2024	December 2023
Land and improvements	$10,236	$10,795
Buildings and improvements	168,171	184,173
Machinery and equipment	314,239	335,574
Property, plant and equipment, at cost	492,646	530,542
Less: accumulated depreciation and amortization	(389,346)	(418,497)
Property, plant and equipment, net	$103,300	$112,045
Depreciation expense was $24.0 million, $20.2 million and $21.4 million in 2024, 2023 and 2022, respectively.
Refer to Note 14 to the Company's financial statements in this Form 10-K for information on the related fair value considerations.

NOTE 7 — INTANGIBLE ASSETS
The following tables present components of "intangible assets, net" recorded in the Company's balance sheets:

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2024
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$51,089	$7,043
Indefinite-lived intangible assets:
Trademarks and trade names					4,189
Intangible assets, net					$11,232

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2023
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$50,083	$8,049
Indefinite-lived intangible assets:
Trademarks and trade names					4,448
Intangible assets, net					$12,497
Amortization expense was $1.0 million in 2024, 2023 and 2022. Estimated amortization expense for the next five years is $1.0 million each year.
Refer to Note 14 to the Company's financial statements in this Form 10-K for information on the related fair value considerations.

62 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 8 — GOODWILL
The following table presents changes in "goodwill" recorded in the Company's balance sheets, summarized by reportable segment:

(In thousands)	Wrangler	Lee	Total
Balance, December 2022	$129,327	$80,300	$209,627
Currency translation	145	90	235
Balance, December 2023	129,472	80,390	209,862
Currency translation	(663)	(412)	(1,075)
Balance, December 2024	$128,809	$79,978	$208,787
Refer to Note 14 to the Company's financial statements in this Form 10-K for information on the related fair value considerations.

NOTE 9 — OTHER ASSETS
The following table presents components of "other assets" recorded in the Company's balance sheets:

(In thousands)	December 2024	December 2023
Investments held for deferred compensation plans (Note 13)	$42,872	$39,966
Capitalized computer software, net of accumulated amortization of $56,069 in 2024 and $43,108 in 2023	63,051	74,481
Partnership stores and shop-in-shop costs, net of accumulated amortization of $16,109 in 2024 and $16,380 in 2023	4,586	3,888
Derivative assets (Note 15)	7,265	1,438
Other	21,929	17,485
Total other assets	$139,703	$137,258

NOTE 10 — SUPPLY CHAIN FINANCING
The Company facilitates Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. Participation in an SCF program is voluntary and based on terms and conditions negotiated directly between the suppliers and the financial institutions. The Company agrees to commercial terms with suppliers independent of their participation in an SCF program, and thus their participation has no impact on our payment terms. The Company is not a party to the agreements between our suppliers and the financial institutions, and has no economic interest in our suppliers' decision to participate in an SCF program. Suppliers who participate in an SCF program have sole discretion to determine which invoices, if any, are to be sold to the financial institutions. All amounts payable to suppliers who participate in SCF programs are included within "accounts payable" in the Company's balance sheets, and the Company's associated payments are included in operating activities in the Company's statements of cash flows.
The following table presents a rollforward of total outstanding balances included in accounts payable due to suppliers that participate in the SCF programs:

(In thousands)
Balance, December 2022	$24,664
Invoices issued to suppliers and made available for sale to financial institutions	189,138
Invoices paid by the Company to suppliers	(194,132)
Balance, December 2023	$19,670
Invoices issued to suppliers and made available for sale to financial institutions	207,024
Invoices paid by the Company to suppliers	(195,567)
Balance, December 2024	$31,127

Kontoor Brands, Inc. 2024 Form 10-K 63

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 11 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At December 2024 and December 2023, the Company had $19.2 million and $24.1 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at December 2024 and December 2023.
Long-term Debt
The following table presents the components of "long-term debt" recorded in the Company's balance sheets:

(In thousands)	December 2024	December 2023
Revolving Credit Facility	$—	$—
Term Loan A	344,100	388,481
4.125% Notes, due 2029	396,215	395,440
Total long-term debt	740,315	783,921
Less: current portion	—	(20,000)
Long-term debt, due beyond one year	$740,315	$763,921
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
Term Loan A requires quarterly repayments of $5.0 million, with the remaining principal of $335.0 million due at maturity in November 2026. During the year ended December 2024, the Company repaid a total of $45.0 million of the principal outstanding on Term Loan A, including a $25.0 million voluntary early repayment which eliminated future required quarterly repayments until June 2026. Term Loan A had an outstanding principal amount of $345.0 million and $390.0 million at December 2024 and December 2023, respectively, which is reported net of unamortized deferred financing costs. As of December 2024, interest expense on Term Loan A was being recorded at an effective annual interest rate of 5.6%, including the amortization of deferred financing costs and the impact of the Company’s interest rate swap agreements.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of December 2024, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.5 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.5 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company and its subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 2024, the Company was in compliance with all covenants under the Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
64 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Senior Notes
On November 18, 2021, the Company entered into an indenture (the “Indenture”) by and among the Company and certain subsidiaries of the Company named as guarantors therein (the "Guarantors"), pursuant to which it issued $400.0 million of unsecured senior notes due 2029 bearing interest at a fixed rate of 4.125% per annum (the “Notes”) through a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act. Interest on the Notes is payable in cash in arrears on May 15 and November 15 of each year.
The Notes had an outstanding principal amount of $400.0 million at both December 2024 and December 2023, which is reported net of unamortized deferred financing costs. As of December 2024, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
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
The Notes mature in November 2029. Prior to maturity, the Company may redeem all or a portion of the Notes at the redemption prices set forth in the Indenture. In addition, in connection with any tender offer for the Notes, including a change of control offer, if holders of not less than 90% in aggregate principal amount of the Notes validly tender their Notes, the Company or a third party in lieu of the Company would have the right to redeem all Notes that remain outstanding following such tender at a redemption price equal to the price offered to each other holder of the Notes (excluding any early tender or incentive fee) in such tender offer (including a change of control offer) plus, to the extent not included in the tender offer payment (or payment pursuant to the change of control offer), accrued and unpaid interest to, but excluding, the date of redemption.
The Indenture governing the Notes contains customary negative covenants for financings of this type that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. The Indenture does not contain any financial covenants. As of December 2024, the Company was in compliance with the covenants of the Indenture.
The following table presents scheduled payments of long-term debt as of December 2024 for the next five years and thereafter:

(In thousands)	Future Principal Payments

2025	$—
2026	345,000
2027	—
2028	—
2029	400,000
Thereafter	—
745,000
Less: unamortized deferred financing costs	(4,685)
Total long-term debt	740,315
Less: current portion	—
Long-term debt, due beyond one year	$740,315

Kontoor Brands, Inc. 2024 Form 10-K 65

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 12 — ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER LIABILITIES
The following table presents components of "accrued and other current liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2024	December 2023
Advertising	$6,737	$7,826
Compensation	59,234	37,501
Contract liabilities (Note 2)	1,757	1,713
Customer deposits	6,391	5,833
Customer discounts, allowances and incentives	39,510	42,159
Deferred compensation (Note 13)	6,104	6,284
Derivative liabilities (Note 15)	10,659	4,009
Income taxes payable	10,478	11,552
Other taxes	22,350	21,580
Professional services	8,967	8,598
Restructuring (Note 22)	1,830	827
Other	19,318	23,532
Accrued and other current liabilities	$193,335	$171,414
The following table presents components of "other liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2024	December 2023
Deferred compensation (Note 13)	$47,229	$42,855
Derivative liabilities (Note 15)	961	1,112
Income taxes payable	15,256	13,949
Pension liabilities (Note 13)	4,007	3,491
Restructuring (Note 22)	65	—
Other	13,069	13,197
Other liabilities	$80,587	$74,604

NOTE 13 — RETIREMENT AND SAVINGS BENEFIT PLANS
Pension Plan
The Company sponsors a defined benefit pension plan for certain international employees. The Company uses a December 31 measurement date for the pension plan. Net pension costs and obligations are developed utilizing actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company's selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.
66 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following tables present key components of pension costs, amounts recorded in the balance sheets and related key assumptions:

	Year Ended December

(In thousands)	2024	2023	2022
Amounts included in the statements of operations:
Net pension costs	$251	$322	$811
Curtailments	$—	$—	$(2,581)
Actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	3.18%	0.91%	0.64%
Rate of inflation	2.20%	1.90%	1.70%
Expected long-term return on plan assets	3.00%	3.00%	3.00%
Rate of compensation increase	3.40%	3.10%	2.90%

(In thousands)	December 2024	December 2023
Amounts included in the balance sheets:
Projected benefit obligations	$14,789	$14,348
Fair value of plan assets	10,782	10,857
Funded status - recorded in other liabilities (Note 12)	$4,007	$3,491
Accumulated other comprehensive gain, pretax - net deferred amounts	2,838	3,875
Actuarial assumptions used to determine pension obligations:
Discount rate	3.76%	3.18%
Rate of compensation increase	3.30%	3.40%
Accumulated benefit obligations	$12,378	$11,808
Net pension costs are reflected in the Company's statements of operations primarily within "selling, general and administrative expenses." The Company also recognized a $2.6 million pension curtailment gain within "other expense, net" in the Company's statements of operations for the year ended December 2022 attributable to employee restructuring in Europe as discussed in Note 22 to the Company's financial statements in this Form 10-K. Plan assets are invested in group insurance contracts, the fair values of which are provided by the insurance companies (Level 2). Refer to Note 14 to the Company's financial statements in this Form 10-K for a description of the three levels of the fair value hierarchy.
Other Retirement and Savings Plans
The Company sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds. Changes in the fair value of the participants’ hypothetical investments are recorded as an adjustment to deferred compensation liabilities. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. At December 2024, the liability to the Company’s participants was $49.0 million, of which $6.1 million was recorded in "accrued and other current liabilities" (Note 12) and $42.9 million was recorded in "other liabilities" (Note 12). At December 2023, the liability to the Company’s participants was $46.3 million, of which $6.3 million was recorded in "accrued and other current liabilities" (Note 12) and $40.0 million was recorded in "other liabilities" (Note 12). The Company also sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. At December 2024 and December 2023, the Company's liability for this plan was $4.4 million and $2.9 million, respectively, all of which was recorded in "other liabilities" (Note 12).
The Company has purchased publicly traded mutual funds in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company's insolvency. At December 2024, the fair value of these investments was $49.0 million, of which $6.1 million was recorded in "prepaid expenses and other current assets" and $42.9 million was recorded in "other assets" (Note 9). At December 2023, the fair value of these investments was $46.3 million, of which $6.3 million was recorded in "prepaid expenses and other current assets" and $40.0 million was recorded in "other assets" (Note 9).

Kontoor Brands, Inc. 2024 Form 10-K 67

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The Company sponsors 401(k) plans as well as other foreign retirement and savings plans. The Company’s expense under these plans was $10.0 million in 2024, $9.8 million in 2023 and $9.3 million in 2022.

NOTE 14 — FAIR VALUE MEASUREMENTS
Financial assets and liabilities measured and reported at fair value are classified in a three-level hierarchy that prioritizes the inputs used in the valuation process. Categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:
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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

December 2024
Financial assets:
Cash equivalents:
Money market funds	$263,637	$263,637	$—	$—
Time deposits	2,575	2,575	—	—
Foreign currency exchange contracts	7,720	—	7,720	—
Interest rate swap agreements	5,390	—	5,390	—
Investment securities	48,976	48,976	—	—
Financial liabilities:
Foreign currency exchange contracts	11,620	—	11,620	—
Deferred compensation	53,333	—	53,333	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2023
Financial assets:
Cash equivalents:
Money market funds	$145,554	$145,554	$—	$—
Time deposits	2,283	2,283	—	—
Foreign currency exchange contracts	16,504	—	16,504	—
Interest rate swap agreements	3,253	—	3,253	—
Investment securities	46,250	46,250	—	—
Financial liabilities:
Foreign currency exchange contracts	5,121	—	5,121	—
Deferred compensation	49,139	—	49,139	—
68 Kontoor Brands, Inc. 2024 Form 10-K

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
Additionally, at December 2024, the carrying value of the Company's long-term debt was $740.3 million compared to a fair value of $710.8 million. At December 2023, the carrying value of the Company's long-term debt, including the current portion, was $783.9 million compared to a fair value of $747.1 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2024 and December 2023, their carrying values approximated fair value due to the short-term nature of these instruments.
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
Finite-lived Intangible Assets Impairment Analysis
During the years ended December 2024, December 2023 and December 2022, no triggering events were identified that required an impairment assessment.
Retail Store Asset Impairment Analysis
During the years ended December 2024 and December 2023, the Company recorded impairment charges of $1.7 million and $1.4 million, respectively, related to retail store assets. All impairment charges were reflected within "selling, general and administrative expenses" in the Company's statements of operations. During the year ended December 2022, no material charges were recorded.
Other Long-lived Asset Impairment Analysis
During the year ended December 2024, the Company recorded impairment charges of $3.6 million primarily related to property, plant and equipment from continuing actions to streamline and transfer select production within our internal manufacturing network. During the year ended December 2023, the Company recorded impairment charges of $2.3 million related to a right-of-use operating lease asset and $0.8 million related to property, plant and equipment resulting from actions to streamline and transfer select production within our internal manufacturing network. All impairment charges were reflected within "cost of goods sold" in the Company's statements of operations. During the year ended December 2022, no material charges were recorded.
Annual Goodwill and Indefinite-lived Intangible Assets Impairment Analysis
Management performs its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter. Based on results of testing, there were no impairment charges for the years ended December 2024, 2023 and 2022.
For the years ended December 2024 and December 2022, for both reporting units, management elected to perform a qualitative impairment assessment to determine whether it is more likely than not that the goodwill in the reporting units was impaired. In performing qualitative impairment assessments, management considered relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on results of the qualitative assessments performed, further testing was not considered necessary.

Kontoor Brands, Inc. 2024 Form 10-K 69

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
For the year ended December 2023, management elected to perform a quantitative impairment assessment for goodwill to determine whether the estimated fair value of the reporting units exceeded their carrying value. The fair value of each reporting unit was estimated based on a combination of two valuation methods: an income approach and a market approach. The income approach was based on the present value of projected discounted cash flows for each reporting unit. The discount rate is based on the reporting unit's weighted average cost of capital that takes market participant assumptions into consideration. The market approach was based on the guideline company method, which analyzed market multiples of revenue and earnings before interest, taxes, depreciation and amortization for a group of comparable companies, as well as the similar transaction method. Based on results of the quantitative impairment assessment performed, the fair value of goodwill exceeded the carrying value for both reporting units.
For the years ended December 2024, 2023 and 2022, management elected to perform a qualitative impairment assessment to determine whether it is more likely than not that the indefinite-lived trademark intangible asset was impaired. Based on results of the qualitative assessments performed, further testing was not considered necessary
Refer to Part II, Item 7 - Critical Accounting Policies and Estimates for additional discussion regarding fair value measurements, including significant assumptions utilized.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties to hedge certain foreign currency transactions. The notional amount of all outstanding foreign currency exchange contracts was $303.0 million at December 2024 and $348.8 million at December 2023, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
The Company periodically enters into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments on indebtedness. Because these swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") and are amortized through the swap maturity dates.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements (the "2019 Swap Agreements") that matured on April 18, 2024. On September 9, 2024, the Company entered into new "floating to fixed" interest rate swap agreements (the "2024 Swap Agreements") that mature on August 18, 2029. The notional amount of the 2024 Swap Agreements was $150.0 million at December 2024. The notional amount of the 2019 Swap Agreements was $300.0 million at December 2023.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of December 2024.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2024	December 2023	December 2024	December 2023
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$7,720	$16,490	$(11,620)	$(5,098)
Interest rate swap agreements	5,390	3,253	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	14	—	(23)
Total derivatives	$13,110	$19,757	$(11,620)	$(5,121)
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
70 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	December 2024		December 2023
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$13,110	$(11,620)	$19,757	$(5,121)
Gross amounts not offset in the balance sheet	(3,468)	3,468	(894)	894
Net amounts	$9,642	$(8,152)	$18,863	$(4,227)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	December 2024	December 2023
Prepaid expenses and other current assets	$5,845	$18,319
Accrued and other current liabilities	(10,659)	(4,009)
Other assets	7,265	1,438
Other liabilities	(961)	(1,112)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Year Ended December

Cash Flow Hedging Relationships	2024	2023	2022
Foreign currency exchange contracts	$(6,164)	$22,590	$23,480
Interest rate swap agreements	6,084	1,829	17,148
Total	$(80)	$24,419	$40,628

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Year Ended December

Location of Gain (Loss)	2024	2023	2022
Net revenues	$(2,019)	$(219)	$(1,093)
Cost of goods sold	17,476	23,588	13,531
Other expense, net	361	527	245
Interest expense	3,947	9,933	(261)
Total	$19,765	$33,829	$12,422
Other Derivative Information
There were no significant amounts recognized in earnings for changes in the fair values of derivative contracts not designated as hedges or the ineffective portion of any hedging relationships during 2024, 2023 or 2022.
At December 2024, AOCL included $3.2 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

Kontoor Brands, Inc. 2024 Form 10-K 71

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 16 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
On August 5, 2021, the Company's Board of Directors approved a share repurchase program (the "2021 Repurchase Program") which authorized the repurchase of up to $200.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. During the years ended December 2023 and December 2022, the Company repurchased 0.6 million and 1.5 million shares of Common Stock, respectively, for $30.0 million and $62.5 million, respectively, including commissions, under the 2021 Repurchase Program.
On December 11, 2023, the Company announced that its Board of Directors approved a new share repurchase program (the "2023 Repurchase Program") which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2023 Repurchase Program replaced all remaining shares under the 2021 Repurchase Program and does not have an expiration date but may be suspended, modified or terminated at any time without prior notice. During the year ended December 2024, the Company repurchased 1.2 million shares of Common Stock for $85.0 million, including commissions, under the 2023 Repurchase Program.
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
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	December 2024	December 2023	December 2022
Foreign currency translation	$(115,505)	$(91,057)	$(107,462)
Defined benefit pension plans	2,119	2,913	2,243
Derivative financial instruments	(3,264)	20,293	25,554
Accumulated other comprehensive loss	$(116,650)	$(67,851)	$(79,665)
72 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents changes in AOCL and related tax impact:

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2021	$(93,125)	$(2,177)	$2,546	$(92,756)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(14,337)	8,438	40,628	34,729
Reclassifications to net income of previously deferred (gains) losses	—	(2,549)	(12,422)	(14,971)
Net other comprehensive income (loss)	(14,337)	5,889	28,206	19,758
Income taxes	—	(1,469)	(5,198)	(6,667)
Balance, December 2022	$(107,462)	$2,243	$25,554	$(79,665)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	16,405	1,077	24,419	41,901
Reclassifications to net income of previously deferred (gains) losses	—	(187)	(33,829)	(34,016)
Net other comprehensive income (loss)	16,405	890	(9,410)	7,885
Income taxes	—	(220)	4,149	3,929
Balance, December 2023	$(91,057)	$2,913	$20,293	$(67,851)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(24,448)	(664)	(80)	(25,192)
Reclassifications to net income of previously deferred (gains) losses	—	(373)	(19,765)	(20,138)
Net other comprehensive income (loss)	(24,448)	(1,037)	(19,845)	(45,330)
Income taxes	—	243	(3,712)	(3,469)
Balance, December 2024	$(115,505)	$2,119	$(3,264)	$(116,650)
The following table presents reclassifications out of AOCL:

(In thousands)		Year Ended December

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements	2024	2023	2022
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$373	$187	$(32)
Pension curtailment gains	Other expense, net	$—	$—	$2,581
Total before tax		373	187	2,549
Income taxes	Income taxes	(93)	(47)	(637)
Net of tax		280	140	1,912
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(2,019)	$(219)	$(1,093)
Foreign currency exchange contracts	Cost of goods sold	17,476	23,588	13,531
Foreign currency exchange contracts	Other expense, net	361	527	245
Interest rate swap agreements	Interest expense	3,947	9,933	(261)
Total before tax		19,765	33,829	12,422
Income taxes	Income taxes	(1,012)	(3,541)	(924)
Net of tax		18,753	30,288	11,498
Total reclassifications for the period, net of tax		$19,033	$30,428	$13,410

Kontoor Brands, Inc. 2024 Form 10-K 73

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 17 — STOCK-BASED COMPENSATION
Description of Plans
Pursuant to the Kontoor Brands, Inc. 2019 Stock Compensation Plan (the "2019 Plan"), the Company is authorized to grant equity-based awards to officers, key employees and nonemployee members of the Board of Directors in the form of options, time-based restricted stock units (“RSUs”), performance-based restricted stock units ("PRSUs") and restricted stock awards ("RSAs"). The 2019 Plan also provided for the issuance of replacement grants related to the conversion of VF Corporation ("VF") awards for employees that transferred from VF to the Company (defined below as “Converted Awards”). A maximum of 7.5 million shares of Common Stock, plus shares subject to Converted Awards, may be issued under the 2019 Plan. As of December 2024, 3.3 million shares remained available for future grants. Shares distributed under the 2019 Plan are issued from Kontoor's authorized but unissued Common Stock. The Company has stock repurchase programs, as discussed in Note 16 to the Company's financial statements in this Form 10-K, which allow us to purchase shares on the open market to offset outstanding share dilution caused by awards under equity compensation programs.
Substantially all of the Company’s outstanding awards are classified as equity awards, which are accounted for within "equity" in the Company's balance sheets. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. Awards that do not vest are forfeited.
Conversion at Separation
We completed a spin-off transaction from VF on May 22, 2019 (the "Separation") and began to trade as a standalone public company on May 23, 2019. Prior to the Separation, certain Company employees participated in the VF amended and restated 1996 Stock Compensation Plan (the "VF Plan"). In accordance with the terms of the Separation, share-based awards granted to Company employees under the VF Plan were converted at the time of Separation to options, RSUs, PRSUs and RSAs totaling approximately 2.4 million shares of Kontoor Common Stock (the "Converted Awards"). Certain stock option and PRSU awards were retained by VF and settled in accordance with their original terms under the VF Plan.
Stock-based Compensation Expense
The following table presents total stock-based compensation expense and the associated income tax benefits recognized in the statements of operations for all awards:

	Year Ended December

(In thousands)	2024	2023	2022
Stock-based compensation expense	$26,585	$16,725	$21,891
Income tax benefits	2,777	1,960	2,571
There were no material amounts of stock-based compensation costs included in inventory at December 2024, December 2023 and December 2022.
At December 2024, there was $15.7 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of approximately 1.3 years.
During 2024, 191,870 shares were withheld to settle employee tax withholding related to vesting of awards.
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
Kontoor also grants PRSUs that enable employees to receive shares of Kontoor Common Stock. Each PRSU has a potential final payout ranging from zero to two shares of Kontoor Common Stock. The number of shares earned by participants, if any, is based on achievement of performance goals as set by the Talent and Compensation Committee of the Board of Directors. Commencing with awards granted in 2022, the performance goals are set for a three-year period. Shares earned will be issued to participants following the conclusion of their final performance period. Compensation expense for all PRSUs expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees, when attainment of the performance goal is deemed probable.
74 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
For PRSUs, the actual number of shares earned may also be adjusted upward or downward by up to 25% of the target award based on how Kontoor’s total shareholder return (“TSR”) over a three-year period compares to the TSR for companies included in a Company-selected peer group. The TSR-based adjustment is valued as a separate award using a Monte Carlo simulation technique that incorporates option-pricing model inputs. The fair value was $5.73, $6.59 and $4.03 per share for 2024, 2023 and 2022, respectively.
Dividend equivalents on the RSUs and PRSUs accumulate during the vesting period, are payable in additional shares of Kontoor Common Stock when the RSUs and PRSUs vest and are subject to the same risk of forfeiture as the RSUs and PRSUs.
The grant date fair value of RSUs and PRSUs is equal to the per share fair market value of the underlying Kontoor Common Stock on each grant date.
The following table presents PRSU and RSU activity from December 2023 to December 2024:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 2023	778,092	$43.80	513,335	$45.75
Granted (1)	250,729	57.54	230,466	63.19
Issued as Common Stock	(248,253)	43.43	(262,906)	45.56
Forfeited/canceled	(19,799)	48.22	(17,874)	51.56
Outstanding at December 2024	760,769	$48.34	463,021	$54.31
Vested at December 2024	171,951	$40.34	19,357	$—
(1) Granted activity includes new awards granted during the year and dividend equivalents for both PRSUs and RSUs, as well as changes due to finalization of performance and market condition achievement for PRSUs. Weighted average grant date fair value of the PRSU awards excludes the TSR-based adjustment disclosed above.
The weighted average fair value of PRSUs granted during the years ended December 2024 and December 2023 was $57.54 and $47.50 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
The weighted average fair value of RSUs granted during the years ended December 2024 and December 2023 was $63.19 and $48.45 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
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

Kontoor Brands, Inc. 2024 Form 10-K 75

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents stock option activity for the year ended December 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at December 2023	821,221	$26.66	2.8	$29,368
Exercised	(517,731)	28.12
Outstanding at December 2024	303,490	$24.17	2.1	$18,519
Exercisable at December 2024	303,490	$24.17	2.1	$18,519
All stock options were vested as of December 2022. The total intrinsic value of stock options exercised during 2024 and 2023 was $22.6 million and $9.2 million, respectively.

NOTE 18 — INCOME TAXES
The following table presents income before income taxes used to calculate the provision for income taxes:

	Year Ended December

(In thousands)	2024	2023	2022
Domestic	$153,220	$128,026	$153,936
Foreign	148,203	143,873	165,200
Income before income taxes	$301,423	$271,899	$319,136
The following table presents components of the provision for income taxes:

	Year Ended December

(In thousands)	2024	2023	2022
Current:
Federal	$44,248	$26,290	$53,990
Foreign	12,793	16,950	12,397
State	5,286	1,415	7,129
Total current income taxes	62,327	44,655	73,516
Deferred:
Federal and state	(6,838)	6,848	(9,828)
Foreign	132	(10,598)	9,955
Total deferred income taxes	(6,706)	(3,750)	127
Total provision for income taxes	$55,621	$40,905	$73,643
76 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the differences between income taxes computed by applying the statutory federal income tax rate and "income taxes" recorded in the Company's statements of operations:

	Year Ended December

(In thousands)	2024	2023	2022
Tax at federal statutory rate	$63,299	$57,099	$67,019
State income tax, net of federal tax benefit	3,677	2,614	4,542
Foreign rate differences	(22,860)	(20,354)	(9,849)
Employee compensation	2,169	1,216	2,121
Change in valuation allowance	3,165	(5,089)	4,881
Global intangible low-tax income ("GILTI")	8,674	5,518	3,586
Other	(2,503)	(99)	1,343
Income taxes	$55,621	$40,905	$73,643
Foreign rate differences include tax benefits of $7.2 million, $5.4 million and $10.3 million in 2024, 2023 and 2022, respectively, from statutorily exempt foreign income.
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
The following table presents the components of "deferred income tax assets" and "deferred income tax liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2024	December 2023
Deferred income tax assets:
Inventories	$9,209	$11,592
Deferred compensation	11,133	10,290
Other employee benefits	10,425	7,989
Stock-based compensation	3,837	4,139
Other accrued expenses	9,750	16,741
Intangible assets	28,840	29,232
Leases	12,059	12,055
Operating loss carryforwards	33,275	30,871
Tax credit carryforwards	65,563	69,221
Gross deferred income tax assets	184,091	192,130
Less: valuation allowance	(82,565)	(86,213)
Net deferred income tax assets	101,526	105,917
Deferred income tax liabilities:
Leases	11,423	11,595
Depreciation	17,102	20,929
Taxes on unremitted earnings	2,658	3,923
Deferred income tax liabilities	31,183	36,447
Total net deferred income tax assets	$70,343	$69,470
Amounts included in the balance sheets:
Deferred income tax assets	$76,065	$75,081
Deferred income tax liabilities	(5,722)	(5,611)
	$70,343	$69,470

Kontoor Brands, Inc. 2024 Form 10-K 77

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
At the end of 2024, the Company is asserting indefinite reinvestment on foreign earnings totaling $139.0 million. The Company has determined the unrecorded deferred tax liability associated with the $139.0 million basis difference is approximately $1.0 million, primarily related to withholding taxes.
The Company has $60.9 million of local income tax credit carryforwards in a foreign jurisdiction that will expire in 2031, $27.1 million of potential tax benefits for foreign operating loss carryforwards, $24.0 million of which will expire between 2025 and 2034, and $4.4 million of foreign tax credit carryforwards that will expire between 2030 and 2034. In addition, there are $6.4 million of potential tax benefits for state operating loss and credit carryforwards, $5.0 million of which expire between 2025 and 2044.
A valuation allowance has been provided where it is more likely than not that deferred tax assets related to operating loss and tax credit carryforwards will not be realized. Valuation allowances totaled $60.9 million for local income tax credit carryforwards, $13.0 million for foreign operating loss carryforwards, $4.6 million for state operating loss and credit carryforwards, $2.7 million for other foreign deferred income tax assets and $1.4 million for other federal deferred income tax assets.
During 2024, the Company recorded a $4.6 million decrease in valuation allowances related to local income tax credits due to the impact of foreign currency effects. In addition, the Company recorded tax expense of $2.5 million due to a net increase in valuation allowances related to current year foreign operating losses and other deferred income tax assets, inclusive of foreign currency effects. The Company also recorded a tax benefit due to a $1.5 million decrease in valuation allowances related to state operating loss and credit carryforwards as well as other state deferred income tax assets.
The following table presents a reconciliation of the change in the accrual for unrecognized income tax benefits:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, December 2021	$11,717	$5,049	$16,766
Additions for current year tax positions	169	—	169
Additions for prior year tax positions	853	857	1,710
Reductions for prior year tax positions	—	(30)	(30)
Reductions due to statute expirations	(137)	(58)	(195)
Balance, December 2022	12,602	5,818	18,420
Additions for current year tax positions	248	—	248
Additions for prior year tax positions	79	931	1,010
Reductions for prior year tax positions	(345)	(140)	(485)
Reductions due to statute expirations	(2,249)	(296)	(2,545)
Balance, December 2023	10,335	6,313	16,648
Additions for current year tax positions	245	—	245
Additions for prior year tax positions	169	857	1,026
Reductions due to statute expirations	(1,775)	(888)	(2,663)
Balance, December 2024	$8,974	$6,282	$15,256

(In thousands)	December 2024	December 2023
Amounts included in the balance sheets:
Unrecognized income tax benefits, including interest and penalties	$15,256	$16,648
Less: deferred tax benefits	(2,726)	(3,035)
Total unrecognized tax benefits	$12,530	$13,613
The unrecognized tax benefits of $12.5 million at the end of 2024, if recognized, would reduce tax expense and the annual effective tax rate.
78 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the Company’s 2021 through 2023 tax years are currently under examination by the Internal Revenue Service. In addition, the Company is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s financial statements. Management does not believe that the amount of unrecognized tax benefits will materially decrease within the next 12 months.

NOTE 19 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Year Ended December

(In thousands, except per share amounts)	2024	2023	2022
Net income	$245,802	$230,994	$245,493
Basic weighted average shares outstanding	55,549	55,961	55,744
Dilutive effect of stock-based awards	772	970	1,218
Diluted weighted average shares outstanding	56,321	56,931	56,962
Earnings per share:
Basic earnings per share	$4.42	$4.13	$4.40
Diluted earnings per share	$4.36	$4.06	$4.31
For the years ended December 2024, December 2023 and December 2022, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For the years ended December 2024, December 2023 and December 2022, a total of 0.6 million, 0.6 million and 0.3 million shares of PRSUs, respectively, were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 20 — LEASES
The following table presents lease-related assets and liabilities recorded in the Company's balance sheets:

(In thousands)	December 2024	December 2023
Assets
Operating lease assets, noncurrent	$47,171	$54,812
Total lease assets	$47,171	$54,812

Liabilities
Operating lease liabilities, current	$20,890	$21,003
Operating lease liabilities, noncurrent	29,955	36,753
Total lease liabilities	$50,845	$57,756

Weighted-average remaining lease term (in years)
Operating leases	4.00	4.19
Weighted-average discount rate
Operating leases	5.76%	5.67%

Kontoor Brands, Inc. 2024 Form 10-K 79

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Lease costs
The following table presents certain information related to lease costs for operating leases:

	Year Ended December

(In thousands)	2024	2023	2022
Operating lease costs	$29,163	$31,543	$26,634
Short-term lease costs (excluding leases of one month or less)	558	603	279
Variable lease costs	4,929	4,070	3,145
Total lease costs	$34,650	$36,216	$30,058
Other information
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Year Ended December

(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$33,037	$31,457	$29,977
Right-of-use operating lease assets obtained in exchange for new operating lease liabilities - non-cash activity	$7,891	$14,964	$17,684
The following table presents future maturities of operating lease liabilities as of December 2024:

(In thousands)	Lease Obligations
2025	$24,709
2026	12,485
2027	8,279
2028	4,492
2029	2,939
Thereafter	4,951
Total future minimum lease payments	57,855
Less: amounts related to imputed interest	(7,010)
Present value of future minimum lease payments	50,845
Less: operating lease liabilities, current	(20,890)
Operating lease liabilities, noncurrent	$29,955
As of December 2024, the Company had not entered into any operating lease arrangements that had not yet commenced. The Company continuously monitors lease contracts and may negotiate amendments that include extensions or modifications to existing leases.
Refer to Note 14 to the Company's financial statements in this Form 10-K for additional information on the related fair value measurements.

NOTE 21 — COMMITMENTS
The Company is obligated under noncancelable operating leases. Refer to Note 20 to the Company's financial statements in this Form 10-K for additional information related to future lease payments.
The Company has entered into licensing agreements that provide the Company rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized within "cost of goods sold" in the statements of operations. Certain of these agreements contain minimum royalty and minimum advertising requirements. As of December 2024, future minimum royalty payments, including any required advertising payments, are $1.6 million, $1.8 million, $1.3 million and $1.1 million for 2025 through 2028, respectively. There are currently no contractual payments due beyond 2028.
80 Kontoor Brands, Inc. 2024 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, contract production and finished products that typically range from one to five months in duration. As of December 2024, these agreements will require total payments of $576.1 million in 2025.
The Company has entered into commitments for (i) service and maintenance agreements related to management information systems, (ii) capital spending and (iii) advertising. As of December 2024, future payments under these agreements are $23.6 million, $17.5 million, $11.7 million, $6.8 million and $0.4 million for 2025 through 2029, respectively. There are currently no contractual payments due beyond 2029.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $41.2 million as of December 2024. These commitments would only be drawn upon if the Company were to fail to meet related claims or other obligations.

NOTE 22 — RESTRUCTURING
The Company generally incurs restructuring charges related to cost optimization of business activities. In 2024, the Company incurred additional restructuring charges related to actions to streamline and transfer select production within our internal manufacturing network and other business optimization activities. In 2023, the Company took actions to drive efficiencies in our operations, which included reducing our global workforce and streamlining and transferring select production within our internal manufacturing network. In 2022, restructuring costs related to the globalization of the Company's operating model and relocation of the European headquarters to Geneva, Switzerland.
The following table presents the restructuring costs included in the Company's statements of operations:

	Year Ended December

(In thousands)	2024	2023	2022
Cost of goods sold	$15,387	$5,780	$—
Selling, general and administrative expenses	1,801	5,689	13,688
Other expense, net	—	—	(2,581)
Total	$17,188	$11,469	$11,107
The following table presents the components of restructuring charges:

	Year Ended December

(In thousands)	2024	2023	2022
Severance and employee-related benefits	$4,557	$7,223	$13,688
Asset impairments	3,603	3,064	—
Inventory write-downs	4,310	—	—
Pension curtailment gain	—	—	(2,581)
Other	4,718	1,182	—
Total restructuring charges	$17,188	$11,469	$11,107
The following table presents the restructuring costs by business segment:

	Year Ended December

(In thousands)	2024	2023	2022
Wrangler	$15,080	$4,564	$—
Lee	40	43	—
Corporate and other	2,068	6,862	11,107
Total	$17,188	$11,469	$11,107

Kontoor Brands, Inc. 2024 Form 10-K 81

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents activity in the restructuring accrual, primarily related to severance and employee-related benefits, for the years ended December 2024 and December 2023:

(In thousands)
Accrual at December 2022	$10,695
Charges	7,223
Cash payments	(17,338)
Adjustments to accruals	6
Currency translation	241
Accrual at December 2023	$827
Charges	7,717
Cash payments	(6,323)
Adjustments to accruals	(318)
Currency translation	(8)
Accrual at December 2024	$1,895
Of the $1.9 million total restructuring accrual reported in the Company's balance sheet at December 2024, $1.8 million is expected to be paid out within the next 12 months and was classified within "accrued and other current liabilities," and the remaining $0.1 million was classified within "other liabilities." All of the $0.8 million restructuring accrual reported in the Company's balance sheet at December 2023 was classified within "accrued and other current liabilities."

NOTE 23 — SUBSEQUENT EVENTS
Dividend
On February 13, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share of the Company's Common Stock. The cash dividend will be payable on March 20, 2025, to shareholders of record at the close of business on March 10, 2025.
Helly Hansen Acquisition
On February 18, 2025, the Company entered into a definitive agreement to acquire the global outdoor and workwear brand Helly Hansen, a wholly-owned subsidiary of Canadian Tire Corporation, Limited, for $1.276 billion Canadian dollars ("CAD") or approximately $900 million as of the agreement date, subject to working capital and other closing adjustments. On February 19, 2025, the Company entered into foreign currency exchange contracts totaling $1.275 billion CAD to mitigate any impact of foreign currency fluctuations prior to the closing date. The transaction is expected to close in the second fiscal quarter of 2025, upon receipt of required regulatory approval and completion of customary closing conditions.
82 Kontoor Brands, Inc. 2024 Form 10-K

Schedule II — Valuation and Qualifying Accounts

		ADDITIONS
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(In thousands)
Year ended December 2022
Allowance for doubtful accounts (a)	$11,705	(44)	—	1,743	$9,918
Valuation allowance for deferred income tax assets (b)	$21,789	4,881	(871)	—	$25,799
Year ended December 2023
Allowance for doubtful accounts (a)	$9,918	(807)	—	1,896	$7,215
Valuation allowance for deferred income tax assets (b)	$25,799	(5,089)	65,503	—	$86,213
Year ended December 2024
Allowance for doubtful accounts (a)	$7,215	670	—	1,447	$6,438
Valuation allowance for deferred income tax assets (b)	$86,213	3,165	(6,813)	—	$82,565
(a)Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.
(b)Amounts charged to costs and expenses relate to circumstances where it is more likely than not that deferred income tax assets will not be realized as well as the effects of foreign currency translation.

Kontoor Brands, Inc. 2024 Form 10-K 83