Form 10-Q
period 2025-03-29
Kontoor Brands, Inc.
filed 2025-05-06
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of April 25, 2025 was 55,561,371.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	March 2025	December 2024	March 2024
ASSETS
Current assets
Cash and cash equivalents	$356,710	$334,066	$215,059
Accounts receivable, net	208,261	243,660	239,632
Inventories	443,070	390,209	501,341
Prepaid expenses and other current assets	79,737	96,346	104,208
Total current assets	1,087,778	1,064,281	1,060,240
Property, plant and equipment, net	100,279	103,300	110,304
Operating lease assets	52,415	47,171	56,268
Intangible assets, net	11,274	11,232	12,135
Goodwill	209,153	208,787	209,566
Other assets	214,780	215,768	212,924
TOTAL ASSETS	$1,675,679	$1,650,539	$1,661,437
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$—	$—	$20,000
Accounts payable	202,759	179,680	187,200
Accrued and other current liabilities	166,808	193,335	163,251
Operating lease liabilities, current	21,573	20,890	22,187
Total current liabilities	391,140	393,905	392,638
Operating lease liabilities, noncurrent	34,322	29,955	37,016
Other liabilities	87,905	86,309	85,344
Long-term debt	735,640	740,315	759,246
Total liabilities	1,249,007	1,250,484	1,274,244
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at March 2025, December 2024 and March 2024	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 55,432,156 at March 2025; 55,310,671 at December 2024 and 55,691,516 at March 2024	—	—	—
Additional paid-in capital	331,670	316,746	284,301
Retained earnings	209,588	199,959	171,124
Accumulated other comprehensive loss	(114,586)	(116,650)	(68,232)
Total equity	426,672	400,055	387,193
TOTAL LIABILITIES AND EQUITY	$1,675,679	$1,650,539	$1,661,437
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March

(In thousands, except per share amounts)	2025	2024
Net revenues	$622,901	$631,202
Costs and operating expenses
Cost of goods sold	327,265	346,058
Selling, general and administrative expenses	222,337	200,714
Total costs and operating expenses	549,602	546,772
Operating income	73,299	84,430
Interest expense	(9,808)	(9,292)
Interest income	3,440	2,425
Other expense, net	(11,000)	(2,883)
Income before income taxes	55,931	74,680
Income taxes	13,049	15,173
Net income	$42,882	$59,507
Earnings per common share
Basic	$0.77	$1.07
Diluted	$0.76	$1.05
Weighted average shares outstanding
Basic	55,355	55,735
Diluted	56,059	56,739
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March

(In thousands)	2025	2024
Net income	$42,882	$59,507
Other comprehensive income (loss)
Net change in foreign currency translation	6,073	(2,523)
Net change in defined benefit pension plans	(25)	(82)
Net change in derivative financial instruments	(3,984)	2,224
Total other comprehensive income (loss), net of related taxes	2,064	(381)
Comprehensive income	$44,946	$59,126
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March

(In thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$42,882	$59,507
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,637	9,505
Stock-based compensation	14,462	5,768
Provision for doubtful accounts	469	1,008
Other	(1,700)	1,614
Changes in operating assets and liabilities:
Accounts receivable	37,802	(24,620)
Inventories	(51,561)	(1,441)
Accounts payable	22,497	7,807
Income taxes	8,119	11,089
Accrued and other current liabilities	(20,688)	(11,869)
Other assets and liabilities	15,706	(1,900)
Cash provided by operating activities	77,625	56,468
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(2,732)	(4,491)
Capitalized computer software	(1,503)	(1,154)
Other	(527)	(787)
Cash used by investing activities	(4,762)	(6,432)
FINANCING ACTIVITIES
Repayments of term loan	(5,000)	(5,000)
Repurchases of Common Stock	—	(20,105)
Dividends paid	(28,824)	(27,844)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(4,052)	(1,665)
Cash used by financing activities	(37,876)	(54,614)
Effect of foreign currency rate changes on cash and cash equivalents	(12,343)	4,587
Net change in cash and cash equivalents	22,644	9
Cash and cash equivalents – beginning of period	334,066	215,050
Cash and cash equivalents – end of period	$356,710	$215,059
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2024	55,311	$—	$316,746	$199,959	$(116,650)	$400,055
Net income	—	—	—	42,882	—	42,882
Stock-based compensation, net	121	—	14,924	(4,429)	—	10,495
Other comprehensive income	—	—	—	—	2,064	2,064
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,824)	—	(28,824)
Balance, March 2025	55,432	$—	$331,670	$209,588	$(114,586)	$426,672

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2023	55,720	$—	$273,197	$166,567	$(67,851)	$371,913
Net income	—	—	—	59,507	—	59,507
Stock-based compensation, net	309	—	11,209	(7,106)	—	4,103
Other comprehensive loss	—	—	—	—	(381)	(381)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,844)	—	(27,844)
Repurchases of Common Stock, including excise tax	(337)	—	(105)	(20,000)	—	(20,105)
Balance, March 2024	55,692	$—	$284,301	$171,124	$(68,232)	$387,193
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending January 3, 2026 ("fiscal 2025"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended March 2025, December 2024 and March 2024 correspond to the fiscal periods ended March 29, 2025, December 28, 2024 and March 30, 2024, respectively.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company during the first quarter of 2025 included ongoing elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, supply chain issues and inconsistent consumer demand. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment.
During 2025, the U.S. government enacted significant changes to its tariff regime which increased rates on virtually all imports. Certain foreign jurisdictions have responded with reciprocal tariffs which resulted in corresponding actions by the U.S. government. Certain of these tariffs have been paused or modified, and the uncertainty of tariff rates between jurisdictions is contributing to overall macroeconomic volatility and increasing recessionary concerns. The potential for additional tariff increases may continue to result in increased reciprocal tariffs or other restrictive trade measures by the U.S. or foreign jurisdictions. These factors continued to contribute to uncertain global economic conditions and consumer spending patterns, which impacted retailers' and the Company's operations.
The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company’s hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 8 to the Company's financial statements in this Form 10-Q). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three months ended March 2025 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2025. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2024 Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as filed with the Securities and Exchange Commission on February 25, 2025 ("2024 Annual Report on Form 10-K").
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires disclosure of specific categories and greater disaggregation within the income tax rate reconciliation, and disclosure of disaggregated income taxes paid. This guidance is effective for the Company for the annual reporting period ending January 3, 2026, and the Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.
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

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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

NOTE 2 — ACQUISITION
On February 18, 2025, the Company entered into a definitive agreement to acquire the global outdoor and workwear brand Helly Hansen (the "Helly Hansen Acquisition"), for a purchase price of $1.276 billion Canadian dollars ("CAD") (or approximately $900 million based on the foreign currency exchange rate in effect as of the agreement date), subject to working capital and other closing adjustments. On February 19, 2025, the Company entered into foreign currency exchange contracts totaling $1.275 billion CAD to hedge the purchase price. Refer to Note 10 to the Company's financial statements in this Form 10-Q for additional information related to these derivative financial instruments. The Company anticipates funding the purchase price using excess cash on hand and borrowings under the Company's Credit Facility, which was refinanced on April 8, 2025, in anticipation of the Helly Hansen Acquisition (as discussed further in Note 8 to the Company's financial statements in this Form 10-Q). The Company has received all required regulatory approvals related to the Helly Hansen Acquisition, which is expected to close in the second quarter of 2025, subject to customary closing conditions.

NOTE 3 — REVENUES
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
Other includes sales and licensing of Chic®, Rock & Republic®, other company-owned brands and private label apparel.

	Three Months Ended March 2025

(In thousands)	Wrangler	Lee	Other	Total

Channel revenues
U.S. Wholesale	$335,504	$108,764	$2,609	$446,877
Non-U.S. Wholesale	45,225	53,834	—	99,059
Direct-to-Consumer	39,517	37,302	146	76,965
Total	$420,246	$199,900	$2,755	$622,901

Geographic revenues
U.S.	$368,302	$122,303	$2,755	$493,360
International	51,944	77,597	—	129,541
Total	$420,246	$199,900	$2,755	$622,901

9 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 2024

(In thousands)	Wrangler	Lee	Other	Total
Channel revenues
U.S. Wholesale	$328,725	$119,147	$2,092	$449,964
Non-U.S. Wholesale	44,438	63,618	—	108,056
Direct-to-Consumer	36,331	36,678	173	73,182
Total	$409,494	$219,443	$2,265	$631,202

Geographic revenues
U.S.	$357,463	$132,283	$2,265	$492,011
International	52,031	87,160	—	139,191
Total	$409,494	$219,443	$2,265	$631,202

Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	March 2025	December 2024	March 2024
Accounts receivable, net	$208,261	$243,660	$239,632
Contract assets (a)	7,899	16,576	6,311
Contract liabilities (b)	1,632	1,757	1,522
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued and other current liabilities" in the Company's balance sheets.
For the three months ended March 2025 and March 2024, no significant revenue was recognized that was included in contract liabilities as of December 2024 and December 2023, respectively. For the three months ended March 2025, no significant revenue was recognized from performance obligations satisfied, or partially satisfied, in prior periods. As of March 2025, the Company has contractual rights under its licensing agreements to receive $83.0 million of fixed consideration related to the future minimum guarantees through December 2030.

NOTE 4 — BUSINESS SEGMENT INFORMATION
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
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income before income taxes, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Chic®, Rock & Republic®, other company-owned brands and private label apparel, and the associated costs.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those disclosed in the Company's 2024 Annual Report on Form 10-K.
Corporate and other expenses, including certain acquisition-related costs, restructuring and transformation costs and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended March

(In thousands)	2025	2024
Wrangler
Net revenues (1)	$420,246	$409,494
Cost of goods sold	226,184	233,280
Selling, general and administrative expenses	105,829	99,402
Other segment items (2)	1,385	2,146
Segment profit	$86,848	$74,666
Lee
Net revenues (1)	$199,900	$219,443
Cost of goods sold	98,008	111,225
Selling, general and administrative expenses	68,737	72,078
Other segment items (2)	708	1,046
Segment profit	$32,447	$35,094

Total reportable segment profit	$119,295	$109,760
Corporate and other expenses	(56,779)	(28,060)
Interest expense	(9,808)	(9,292)
Interest income	3,440	2,425
Loss related to other revenues (3)	(217)	(153)
Income before income taxes	$55,931	$74,680
(1) Refer to Note 3 to the Company's financial statements in this Form 10-Q for the reconciliation of reportable segment revenues to consolidated net revenues.
(2) "Other segment items" primarily includes funding fees related to the sale of trade accounts receivable program discussed in Note 5 to the Company's financial statements in this Form 10-Q. Funding fees are reflected in the Company's statements of operations within "other expense, net".
(3) "Loss related to other revenues" includes sales and licensing of Chic®, Rock & Republic®, other company-owned brands and private label apparel, and the associated costs, for purposes of reconciling "total reportable segment profit" to consolidated "income before income taxes."

NOTE 5 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	2025	2024
Balance, December	$6,438	$7,215
Increase in provision for expected credit losses	469	1,008
Accounts receivable balances written off	(400)	(238)
Other (1)	175	(108)
Balance, March	$6,682	$7,877
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

11 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
During the three months ended March 2025 and March 2024, the Company sold total trade accounts receivable of $348.2 million and $310.4 million, respectively. As of March 2025, December 2024 and March 2024, $214.8 million, $178.2 million and $223.9 million, respectively, of the sold trade accounts receivable remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other expense, net" and were $2.5 million and $2.9 million for the three months ended March 2025 and March 2024, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 6 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	March 2025	December 2024	March 2024
Finished products	$378,548	$323,654	$430,133
Work-in-process	32,041	33,011	31,064
Raw materials	32,481	33,544	40,144
Total inventories	$443,070	$390,209	$501,341

NOTE 7 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. At March 2025, December 2024 and March 2024, accounts payable included total outstanding balances of $44.5 million, $31.1 million and $28.7 million, respectively, due to suppliers that participate in the SCF programs.

NOTE 8 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At March 2025, December 2024 and March 2024, the Company had $19.3 million, $19.2 million and $23.9 million, respectively, of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at March 2025, December 2024 and March 2024.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	March 2025	December 2024	March 2024
Revolving Credit Facility	$—	$—	$—
Term Loan A	339,231	344,100	383,613
4.125% Notes, due 2029	396,409	396,215	395,633
Total long-term debt	735,640	740,315	779,246
Less: current portion	—	—	(20,000)
Long-term debt, due beyond one year	$735,640	$740,315	$759,246
Credit Facilities
At March 2025, the Company was party to a senior secured Credit Agreement, as amended and restated on November 18, 2021 (the “Credit Agreement”), which provided for (i) a five-year $400.0 million term loan A facility (“Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), collectively referred to as “Credit Facilities,” with the lenders and agents party thereto.

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Term Loan A required quarterly repayments of $5.0 million through September 2026, and the remaining principal of $335.0 million was due at maturity in November 2026. Due to voluntary early repayments, including a $5.0 million voluntary early repayment during the three months ended March 2025, there were no future required quarterly repayments until September 2026. As discussed in "Refinancing of Credit Facilities" below, the Credit Facilities were refinanced subsequent to quarter-end in anticipation of the Helly Hansen Acquisition and the 2026 maturity date.
Term Loan A had an outstanding principal amount of $340.0 million, $345.0 million and $385.0 million at March 2025, December 2024 and March 2024, respectively, which was reported net of unamortized deferred financing costs. As of March 2025, interest expense on Term Loan A was being recorded at an effective annual interest rate of 5.6%, including the amortization of deferred financing costs and the impact of the Company's interest rate swap agreements.
The Revolving Credit Facility could be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and had a $75.0 million letter of credit sublimit. As of March 2025, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.5 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.5 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities was an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The Credit Agreement contained certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the Credit Agreement contained financial covenants which required compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of March 2025, the Company was in compliance with all covenants and expected to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
Refinancing of Credit Facilities Subsequent to Quarter-End
On April 8, 2025, the Company completed a refinancing pursuant to which it amended and restated its Credit Agreement to provide for (i) a five-year $700.0 million term loan A facility (the "2025 Term Loan A-1") consisting of a $340.0 million initial term loan (the "2025 Initial Term Loan") and a $360.0 million delayed draw term loan (the "Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan A facility (the "2025 Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "2025 Revolving Credit Facility"), collectively referred to as the "2025 Credit Facilities," with the lenders and agents party thereto. Upon closing, the net proceeds from the 2025 Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under Term Loan A. The Delayed Draw Term Loan and the 2025 Term Loan A-2 may be drawn on or before September 18, 2025, to fund the Helly Hansen Acquisition. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information related to the Helly Hansen Acquisition.
The 2025 Term Loan A-1 is scheduled to be repaid in quarterly installments beginning in September 2026 at a rate of 0.625% of the total loan amount and increasing to a rate of 1.25% of the total loan amount beginning in September 2027, with the remaining principal due at maturity. The 2025 Term Loan A-2 is scheduled to be repaid in full at maturity.
The terms and conditions of the 2025 Credit Facilities, including applicable borrowing rates, are generally consistent with those of the existing Credit Facilities.
The Company entered into derivative financial instruments to mitigate some of the exposures to the volatility in interest rates, as discussed in Note 10 to the Company's financial statements in this Form 10-Q .
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
The Notes had an outstanding principal amount of $400.0 million at March 2025, December 2024 and March 2024, which is reported net of unamortized deferred financing costs. As of March 2025, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.

13 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Notes are guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture governing the Notes contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of March 2025, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable non-financial covenants for at least one year from the issuance of these financial statements.
Refer to Note 11 in the Company's 2024 Annual Report on Form 10-K for additional information regarding the Company’s debt obligations.

NOTE 9 — FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

March 2025
Financial assets:
Cash equivalents:
Money market funds	$301,392	$301,392	$—	$—
Time deposits	2,104	2,104	—	—
Foreign currency exchange contracts	3,060	—	3,060	—
Interest rate swap agreements	2,508	—	2,508	—
Investment securities	48,743	48,743	—	—
Financial liabilities:
Foreign currency exchange contracts	18,422	—	18,422	—
Deferred compensation	52,123	—	52,123	—

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 14

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
Additionally, at March 2025, the carrying value of the Company's long-term debt was $735.6 million compared to a fair value of $704.3 million. At December 2024, the carrying value of the Company's long-term debt was $740.3 million compared to a fair value of $710.8 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2025 and December 2024, their carrying values approximated fair value due to the short-term nature of these instruments.

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties on a recurring basis to hedge certain foreign currency transactions. The notional amount of these outstanding foreign currency exchange contracts was $283.1 million at March 2025, $303.0 million at December 2024 and $340.8 million at March 2024, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
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
During 2019, the Company entered into "floating to fixed" interest rate swap agreements that had a notional amount of $300.0 million at March 2024, which matured on April 18, 2024. On September 9, 2024, the Company entered into new "floating to fixed" interest rate swap agreements (the "2024 Swap Agreements") that mature on August 18, 2029. The notional amount of the 2024 Swap Agreements was $150.0 million at March 2025 and December 2024.
In April 2025, the Company entered into new "floating to fixed" interest rate swap agreements for a notional amount of $550.0 million that mature on March 18, 2027 and April 18, 2027.

15 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Company's outstanding derivative financial instruments entered into on a recurring basis met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of March 2025.
On February 19, 2025, the Company entered into foreign currency exchange contracts totaling $1.275 billion CAD to hedge the purchase price of the Helly Hansen Acquisition. These contracts were not designated as hedges, and were recorded at fair value in the Company's balance sheets. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information related to the Helly Hansen Acquisition.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	March	December	March	March	December	March
(In thousands)	2025	2024	2024	2025	2024	2024

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$3,045	$7,720	$18,553	$(9,557)	$(11,620)	$(1,710)
Interest rate swap agreements	2,508	5,390	596	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	15	—	—	(8,865)	—	(72)
Total derivatives	$5,568	$13,110	$19,149	$(18,422)	$(11,620)	$(1,782)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	March 2025		December 2024		March 2024

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$5,568	$(18,422)	$13,110	$(11,620)	$19,149	$(1,782)
Gross amounts not offset in the balance sheet	(2,827)	2,827	(3,468)	3,468	(1,417)	1,417
Net amounts	$2,741	$(15,595)	$9,642	$(8,152)	$17,732	$(365)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	March 2025	December 2024	March 2024
Prepaid expenses and other current assets	$2,567	$5,845	$17,016
Accrued and other current liabilities	(17,305)	(10,659)	(1,638)
Other assets	3,001	7,265	2,133
Other liabilities	(1,117)	(961)	(144)

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended March

Cash Flow Hedging Relationships	2025	2024
Foreign currency exchange contracts	$(3,751)	$10,146
Interest rate swap agreements	(2,464)	74
Total	$(6,215)	$10,220

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended March

Location of Gain (Loss)	2025	2024
Net revenues	$(811)	$53
Cost of goods sold	(489)	5,291
Other expense, net	176	82
Interest expense	419	2,731
Total	$(705)	$8,157
Derivative Contracts Not Designated as Hedges
Any derivative contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets, and changes in the fair values of these contracts are recognized directly in earnings. Derivative contracts not designated as hedges include the $1.275 billion CAD hedges associated with the Helly Hansen Acquisition and a limited number of cash flow hedges that were deemed ineffective and de-designated during the three months ended March 2025 and March 2024.
The following table presents a summary of derivatives not designated as hedges included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended March
Derivatives Not Designated as Hedges

		2025	2024
Foreign currency exchange contracts	Other expense, net	$(8,868)	$23
Total		$(8,868)	$23
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three months ended March 2025 and March 2024.
At March 2025, AOCL included $5.1 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

17 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	March 2025	December 2024	March 2024
Foreign currency translation	$(109,432)	$(115,505)	$(93,580)
Defined benefit pension plans	2,094	2,119	2,831
Derivative financial instruments	(7,248)	(3,264)	22,517
Accumulated other comprehensive loss	$(114,586)	$(116,650)	$(68,232)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended March 2025
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2024	$(115,505)	$2,119	$(3,264)	$(116,650)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	6,073	—	(4,923)	1,150
Reclassifications to net income of previously deferred (gains) losses	—	(25)	939	914
Net other comprehensive income (loss)	6,073	(25)	(3,984)	2,064
Balance, March 2025	$(109,432)	$2,094	$(7,248)	$(114,586)

	Three Months Ended March 2024
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2023	$(91,057)	$2,913	$20,293	$(67,851)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(2,523)	—	9,688	7,165
Reclassifications to net income of previously deferred (gains) losses	—	(82)	(7,464)	(7,546)
Net other comprehensive income (loss)	(2,523)	(82)	2,224	(381)
Balance, March 2024	$(93,580)	$2,831	$22,517	$(68,232)

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended March
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2025	2024
Defined benefit pension plans:
Net change in deferred gains (losses) during the period	Selling, general and administrative expenses	$33	$93
Total before tax		33	93
Income taxes	Income taxes	(8)	(11)
Net of tax		25	82
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(811)	$53
Foreign currency exchange contracts	Cost of goods sold	(489)	5,291
Foreign currency exchange contracts	Other expense, net	176	82
Interest rate swap agreements	Interest expense	419	2,731
Total before tax		(705)	8,157
Income taxes	Income taxes	(234)	(693)
Net of tax		(939)	7,464
Total reclassifications for the period, net of tax		$(914)	$7,546

NOTE 12 — INCOME TAXES
The effective income tax rate for the three months ended March 2025 was 23.3% compared to 20.3% in the 2024 period. The three months ended March 2025 included a net discrete tax expense primarily related to an increase in valuation allowances in a foreign jurisdiction, partially offset by a discrete tax benefit related to stock-based compensation, the net impact of which increased the effective income tax rate by 1.9%. The three months ended March 2024 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.0%. The effective tax rate without discrete items for the three months ended March 2025 was 21.4% compared to 21.3% in the 2024 period. The increase was primarily due to changes in our jurisdictional mix of earnings.
During the three months ended March 2025, the amount of net unrecognized tax benefits and associated interest increased by $0.4 million to $12.9 million. Management does not believe that the amount of unrecognized tax benefits will materially decrease within the next 12 fiscal months.

NOTE 13 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended March

(In thousands, except per share amounts)	2025	2024
Net income	$42,882	$59,507
Basic weighted average shares outstanding	55,355	55,735
Dilutive effect of stock-based awards	704	1,004
Diluted weighted average shares outstanding	56,059	56,739
Earnings per share:
Basic earnings per share	$0.77	$1.07
Diluted earnings per share	$0.76	$1.05

19 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
For the three months ended March 2025 and March 2024, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For the three months ended March 2025 and March 2024, a total of 0.5 million and 0.6 million shares, respectively, of performance-based restricted stock units ("PRSUs") were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 14 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2033. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Three Months Ended March

(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$6,337	$8,006
Right-of-use operating lease assets obtained in exchange for new operating lease liabilities - non-cash activity	$2,588	$2,698

NOTE 15 — RESTRUCTURING
Restructuring charges relate to costs associated with exit or disposal activities. During the three months ended March 2025 and March 2024, the Company incurred the following charges related to business optimization and actions to streamline and transfer select production within our internal manufacturing network:

	Three Months Ended March
(In thousands)
	2025	2024
Severance and employee-related benefits	$2,479	$1,981
Asset impairments	—	168
Inventory write-downs	—	1,683
Other	843	779
Total restructuring charges	$3,322	$4,611
The following table presents the classification of these restructuring costs in the Company's statements of operations:

	Three Months Ended March

(In thousands)	2025	2024
Cost of goods sold	$1,077	$3,039
Selling, general, and administrative expenses	2,245	1,572
Total	$3,322	$4,611
The following table presents these restructuring costs by business segment:

	Three Months Ended March
(In thousands)
	2025	2024
Wrangler	$938	$3,249
Lee	—	40
Corporate and other	2,384	1,322
Total	$3,322	$4,611

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents activity in the restructuring accrual for the three-month period ended March 2025:

(In thousands)
Accrual at December 2024	$1,895
Charges	2,926
Cash payments	(1,820)
Balance, March 2025	$3,001
All of the $3.0 million restructuring accrual reported in the Company's balance sheet at March 2025 is expected to be paid out within the next 12 months and was classified within "accrued and other current liabilities." Of the $1.9 million restructuring accrual reported in the Company's balance sheet at December 2024, $1.8 million was classified within "accrued and other current liabilities," and the remaining $0.1 million was classified within "other liabilities."

NOTE 16 — SUBSEQUENT EVENTS
On April 1, 2025, the Company made its annual grant of equity awards to employees under the Kontoor Brands, Inc. 2019 Stock Compensation Plan, including approximately 155,000 shares of PRSUs and approximately 180,000 shares of time-based restricted stock units ("RSUs"). On May 1, 2025, the Company granted 19,000 shares of RSUs to nonemployee members of the Board of Directors.
On April 4, 2025, and April 30, 2025, the Company entered into new "floating to fixed" interest rate swap agreements. Refer to Note 10 to the Company's financial statements in this Form 10-Q for additional information.
On April 8, 2025, the Company refinanced its existing Credit Facilities. Refer to Note 8 to the Company's financial statements in this Form 10-Q for additional information.
On April 16, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share of the Company's Common Stock. The cash dividend will be payable on June 20, 2025, to shareholders of record at the close of business on June 10, 2025.
As of April 28, 2025, the Company had received all required regulatory approvals related to the Helly Hansen Acquisition. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information.

21 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

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
The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Cautionary Statement On Forward-Looking Statements” included later in Part I, Item 2 of this Quarterly Report on Form 10-Q, in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" in our 2024 Annual Report on Form 10-K.
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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending January 3, 2026 ("fiscal 2025"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended March 2025, December 2024 and March 2024 correspond to the fiscal periods ended March 29, 2025, December 28, 2024 and March 30, 2024, respectively.
References to fiscal 2025 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from the prior year comparable period when translating foreign currencies into U.S. dollars. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company during the first quarter of 2025 included ongoing elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, supply chain issues and inconsistent consumer demand.
During 2025, the U.S. government enacted significant changes to its tariff regime which increased rates on virtually all imports. Certain foreign jurisdictions have responded with reciprocal tariffs which resulted in corresponding actions by the U.S. government. Certain of these tariffs have been paused or modified, and the uncertainty of tariff rates between jurisdictions is contributing to overall macroeconomic volatility and increasing recessionary concerns. The potential for additional tariff increases may continue to result in increased reciprocal tariffs or other restrictive trade measures by the U.S. or foreign jurisdictions. These factors continued to contribute to uncertain global economic conditions and consumer spending patterns, which impacted retailers' and the Company's operations.
Inflationary pressures have moderated in recent quarters, and although these pressures continue to impact us, current period results reflect continued favorability from lower product costs compared to the first quarter of 2024. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment, which impacted our results during the first quarter of 2025. The Company has responded to ongoing macroeconomic conditions by controlling expenses and proactively managing our global supply chain.
In connection with the recently enacted U.S. tariff regime discussed above, the Company continues to evaluate potential mitigating actions including transferring production within our global supply chain, proactively managing our mix of internally manufactured versus sourced goods, pricing adjustments and other initiatives. While we anticipate continued uncertainty related to the macroeconomic environment during 2025, including the impact of tariff increases on product costs, we believe we are appropriately positioned to successfully manage through operational challenges that may arise. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 22

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
On February 18, 2025, the Company entered into a definitive agreement to acquire the global outdoor and workwear brand Helly Hansen (the "Helly Hansen Acquisition"), for a purchase price of $1.276 billion Canadian dollars ("CAD") (or approximately $900 million based on the foreign currency exchange rate in effect as of the agreement date), subject to working capital and other closing adjustments. On February 19, 2025, the Company entered into foreign currency exchange contracts totaling $1.275 billion CAD to hedge the purchase price. The Company anticipates funding the purchase price using excess cash on hand and borrowings under the Company's Credit Facility, which was refinanced on April 8, 2025, in anticipation of the Helly Hansen Acquisition (as discussed further in Note 8 to the Company's financial statements in this Form 10-Q). The Company has received all required regulatory approvals related to the Helly Hansen Acquisition, which is expected to close in the second quarter of 2025, subject to customary closing conditions.
During the first quarter of 2025, the Company incurred acquisition-related costs of $19.2 million associated with the Helly Hansen Acquisition, comprised of $10.3 million of professional and other fees and $8.9 million of losses related to foreign currency exchange contracts to hedge the purchase price, which are reflected in the Company's statements of operations within "selling, general and administrative expenses" and "other expense, net," respectively. We expect to incur additional acquisition-related costs associated with the Helly Hansen Acquisition in future periods.
During the first quarter of 2025, the Company incurred restructuring and transformation charges of $12.5 million, of which $3.3 million relates to costs associated with exit or disposal activities as disclosed in Note 15 to the Company's financial statements in this Form 10-Q. Restructuring and transformation charges included $11.6 million related to business optimization activities associated with the continued execution of Project Jeanius and $0.9 million related to streamlining and transferring select production within our internal manufacturing network. Project Jeanius is a comprehensive end-to-end business model transformation with the goal of creating significant investment capacity through gross and operating margin expansion, and we anticipate continued transformation costs associated with Project Jeanius as we execute on this multi-year initiative, which is expected to drive benefits in cost of goods sold and selling, general and administrative expenses.

FIRST QUARTER OF FISCAL 2025 SUMMARY
•Net revenues decreased 1% to $622.9 million compared to the three months ended March 2024.
•U.S. Wholesale revenues decreased 1% compared to the three months ended March 2024, and represented 72% of total revenues in the current period.
•Non-U.S. Wholesale revenues decreased 8% compared to the three months ended March 2024, and represented 16% of total revenues in the current period.
•Direct-to-Consumer revenues increased 5% compared to the three months ended March 2024, and represented 12% of total revenues in the current period.
•Gross margin increased 230 basis points to 47.5% compared to the three months ended March 2024.
•Selling, general and administrative expenses as a percentage of net revenues increased to 35.7% compared to 31.8% for the three months ended March 2024, and included $21.5 million of acquisition-related, restructuring and transformation charges.
•Operating income decreased 13% to $73.3 million compared to the three months ended March 2024.
•Other expense, net was $11.0 million in the first quarter, compared to $2.9 million in the same period last year, and included $8.9 million of losses related to the purchase price hedge for the Helly Hansen Acquisition.
•Net income decreased 28% to $42.9 million compared to the three months ended March 2024.
•Diluted earnings per share was $0.76 in the first quarter, compared to $1.05 in the same period last year.
•Cash provided by operating activities was $77.6 million as compared to $56.5 million in the same period last year.

23 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Three Months Ended March

(Dollars in thousands)	2025	2024
Net revenues	$622,901	$631,202
Gross margin (net revenues less cost of goods sold)	$295,636	$285,144
As a percentage of net revenues	47.5%	45.2%
Selling, general and administrative expenses	$222,337	$200,714
As a percentage of net revenues	35.7%	31.8%
Operating income	$73,299	$84,430
As a percentage of net revenues	11.8%	13.4%
Additionally, the following table presents a summary of the changes in net revenues for the three months ended March 2025 as compared to March 2024:

(In millions)	Three Months Ended March

Net revenues — 2024	$631.2
Operations	(3.1)
Impact of foreign currency	(5.2)
Net revenues — 2025	$622.9
Three Months Ended March 2025 Compared to the Three Months Ended March 2024
Net revenues decreased 1%, driven by an 8% decrease in Non-U.S. Wholesale revenues including a 4% unfavorable impact from foreign currency and lower sales in Mexico and EMEA. U.S. Wholesale revenues decreased 1%, driven predominantly by a timing shift in revenue from seasonal product, partially offset by category growth and an increase in our digital wholesale business. Global Direct-to-Consumer revenues increased 5% due to growth in e-commerce sales in the U.S.
Additional details on changes in net revenues for the three months ended March 2025 as compared to March 2024 are provided in the section titled “Information by Business Segment.”
Gross margin increased 230 basis points, primarily related to 150 basis points from lower product costs and favorable product and channel mix, 80 basis points of favorability due to the benefits of Project Jeanius and 30 basis points of favorability from a decrease in restructuring and transformation charges. These benefits were partially offset by 30 basis points from lower pricing.
Selling, general and administrative expenses increased $21.6 million, from 31.8% to 35.7% of net revenues, driven by $10.3 million of acquisition-related costs, an $8.7 million increase in incentive compensation expense, a $6.1 million increase in restructuring and transformation charges and a $2.2 million increase in demand creation investments.
Other expense, net increased $8.1 million, driven by $8.9 million of losses related to foreign currency exchange contracts to hedge the purchase price of the Helly Hansen Acquisition.
The effective income tax rate for the three months ended March 2025 was 23.3% compared to 20.3% in the 2024 period. The three months ended March 2025 included a net discrete tax expense primarily related to an increase in valuation allowances in a foreign jurisdiction, partially offset by a discrete tax benefit related to stock-based compensation, the net impact of which increased the effective income tax rate by 1.9%. The three months ended March 2024 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.0%. The effective tax rate without discrete items for the three months ended March 2025 was 21.4% compared to 21.3% in the 2024 period. The increase was primarily due to changes in our jurisdictional mix of earnings.

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 24

Information by Business Segment
The Company's two reportable segments are Wrangler® and Lee®. Refer to Note 4 to the Company's financial statements in this Form 10-Q for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the three months ended March 2025 as compared to the three months ended March 2024:
Segment Revenues:

	Three Months Ended March
(In millions)	Wrangler	Lee	Total

Segment revenues — 2024	$409.5	$219.4	$628.9
Operations	13.0	(16.6)	(3.6)
Impact of foreign currency	(2.3)	(2.9)	(5.2)
Segment revenues — 2025	$420.2	$199.9	$620.1
Segment Profit:

	Three Months Ended March
(In millions)	Wrangler	Lee

Segment profit — 2024	$74.7	$35.1
Operations	12.6	(2.7)
Impact of foreign currency	(0.5)	—
Segment profit — 2025	$86.8	$32.4
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended March

(Dollars in millions)	2025	2024	Percent Change
Segment revenues	$420.2	$409.5	2.6%
Segment profit	$86.8	$74.7	16.3%
Operating margin	20.7%	18.2%
Three Months Ended March 2025 Compared to the Three Months Ended March 2024
Global revenues for the Wrangler® brand increased 3%, due to growth in all channels.
•Revenues in the Americas region increased 3%, primarily due to growth in the U.S. Wholesale channel and our U.S. direct-to-consumer business, partially offset by lower sales in Mexico. Growth in U.S. Wholesale was driven by category growth and an increase in our digital wholesale business, partially offset by a decrease in wholesale shipments. Growth in our U.S. direct-to-consumer business was primarily driven by higher e-commerce sales.
•Revenues in the EMEA region were flat, with growth in our wholesale business offset by a 2% unfavorable impact from foreign currency and a decline in our direct-to-consumer business.
•Revenues in the APAC region increased slightly.
Operating margin increased to 20.7%, compared to 18.2% for the 2024 period, driven by lower product costs, favorable product and channel mix, benefits from Project Jeanius and a decrease in restructuring and transformation charges, partially offset by higher investments in demand creation and lower pricing.

25 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

Lee

	Three Months Ended March

(Dollars in millions)	2025	2024	Percent Change
Segment revenues	$199.9	$219.4	(8.9)%
Segment profit	$32.4	$35.1	(7.5)%
Operating margin	16.2%	16.0%
Three Months Ended March 2025 Compared to the Three Months Ended March 2024
Global revenues for the Lee® brand decreased 9%, due to declines in the U.S. Wholesale and Non-U.S. Wholesale channels, partially offset by growth in the Direct-to-Consumer channel.
•Revenues in the Americas region decreased 10%, driven by a decline in the U.S. Wholesale channel and our non-U.S. wholesale business. The decrease in the U.S. Wholesale channel was due to lower wholesale shipments, partially offset by an increase in our digital wholesale business. The decline in our non-U.S. wholesale business was due to lower sales in Mexico.
•Revenues in the APAC region decreased 5%, due to a decrease in wholesale revenues in China.
•Revenues in the EMEA region decreased 7%, attributable to a decline in our wholesale business and a 2% unfavorable impact from foreign currency.
Operating margin increased to 16.2%, compared to 16.0% for the 2024 period, primarily attributable to lower product costs and benefits from Project Jeanius, partially offset by deleverage of fixed expenses on lower revenues.
Other
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income before income taxes, but the Other category does not meet the criteria to be considered a reportable segment. Other includes sales and licensing of Chic®, Rock & Republic®, other company-owned brands and private label apparel, and the associated costs.

	Three Months Ended March

(Dollars in millions)	2025	2024	Percent Change
Other revenues	$2.8	$2.3	21.6%
Loss related to other revenues	$(0.2)	$(0.2)	41.8%
Operating margin	(7.9)%	(6.8)%

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 26

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile segment profit to income before income taxes. Corporate and other expenses, including certain acquisition-related costs, restructuring and transformation costs and interest income and expense are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended March

(Dollars in millions)	2025	2024	Percent Change
Segment profit:
Wrangler	$86.8	$74.7	16.3%
Lee	32.4	35.1	(7.5)%
Reconciliation to income before income taxes:
Corporate and other expenses	(56.8)	(28.1)	102.3%
Interest expense	(9.8)	(9.3)	5.6%
Interest income	3.4	2.4	41.9%
Loss related to other revenues	(0.2)	(0.2)	41.8%
Income before income taxes	$55.9	$74.7	(25.1)%
Three Months Ended March 2025 Compared to the Three Months Ended March 2024
Corporate and other expenses increased $28.7 million, primarily due to acquisition-related costs during the three months ended March 2025 and increases in incentive compensation expense and restructuring and transformation charges compared to the prior period.
Interest expense increased $0.5 million during the three months ended March 2025 compared to the three months ended March 2024, driven by higher effective interest rates due to lower notional amounts of swap agreements, partially offset by the effect of lower average borrowing rates and lower debt outstanding.

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
Credit Availability
At March 2025, the Company had $19.3 million of international lines of credit with various banks, which are uncommitted and may be terminated at any time by either the Company or the banks. There were no outstanding balances under these arrangements at March 2025.
At March 2025, the Company was party to a senior secured Credit Agreement, as amended and restated on November 18, 2021 (the “Credit Agreement”), which provided for (i) a five-year $400.0 million term loan A facility (“Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), collectively referred to as “Credit Facilities,” with the lenders and agents party thereto.
The Revolving Credit Facility could be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and had a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of March 2025.

27 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of March 2025:

(In millions)	March 2025
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.5
Cash and cash equivalents	$356.7
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.5 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
Refinancing of Credit Facilities Subsequent to Quarter-End
On April 8, 2025, the Company completed a refinancing pursuant to which it amended and restated its Credit Agreement to provide for (i) a five-year $700.0 million term loan A facility (the "2025 Term Loan A-1") consisting of a $340.0 million initial term loan (the "2025 Initial Term Loan") and a $360.0 million delayed draw term loan (the "Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan A facility (the "2025 Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "2025 Revolving Credit Facility"), collectively referred to as the "2025 Credit Facilities," with the lenders and agents party thereto. Upon closing, the net proceeds from the 2025 Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under Term Loan A. The Delayed Draw Term Loan and the 2025 Term Loan A-2 may be drawn on or before September 18, 2025, to fund the Helly Hansen Acquisition.
The 2025 Term Loan A-1 is scheduled to be repaid in quarterly installments beginning in September 2026 at a rate of 0.625% of the total loan amount and increasing to a rate of 1.25% of the total loan amount beginning in September 2027, with the remaining principal due at maturity. The 2025 Term Loan A-2 is scheduled to be repaid in full at maturity.
As of March 2025, the Company was in compliance with all applicable covenants under the Credit Agreement and expects to maintain compliance with the applicable 2025 Credit Agreement covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, or the Company experiences long-term challenges integrating and operating the Helly Hansen Acquisition, or meeting the resulting incremental debt service requirements, this could impact the Company’s operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
Senior Notes
Additionally, the Company has outstanding $400.0 million of unsecured 4.125% senior notes due 2029.
Refer to Note 10 to the Company's financial statements in this Form 10-Q for additional information related to the Company's "floating to fixed" interest rate swap agreements. Refer to Note 11 in the Company's 2024 Annual Report on Form 10-K and Note 8 to the Company's financial statements in this Form 10-Q for additional information regarding the Company’s debt obligations.
Other Liquidity Considerations
During the three months ended March 2025, the Company did not repurchase any shares of Common Stock under its share repurchase program authorized by the Company's Board of Directors. Of the $300.0 million authorized for repurchase under the share repurchase program, $215.0 million remained available for repurchase as of March 2025.
During the three months ended March 2025, the Company paid $28.8 million of dividends to its shareholders. On April 16, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share of the Company's Common Stock. The cash dividend will be payable on June 20, 2025, to shareholders of record at the close of business on June 10, 2025.
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
The Company expects to complete the Helly Hansen Acquisition in the second quarter of 2025. The Company anticipates funding the $1.276 billion CAD purchase price using excess cash on hand and borrowings under the Company's Credit Facility, and will also settle the associated purchase price hedge at closing.
As discussed above, the Company refinanced its Credit Facility on April 8, 2025, in anticipation of the Helly Hansen Acquisition.

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 28

We anticipate that we will have sufficient cash flows from operations, along with existing borrowing capacity, to support continued investments in our brands, infrastructure, talent and capabilities, dividend payments to shareholders, repayment of our debt obligations when due and repurchases of Common Stock. In addition, we would use current liquidity as well as access to capital markets to fund any additional strategic acquisition opportunities that may arise.
We currently expect capital expenditures to be approximately $30.0 million in 2025, primarily to support manufacturing, distribution, facility improvement, information technology and owned retail store investments.
The following table presents our cash flows during the periods:

	Three Months Ended March

(In millions)	2025	2024
Cash provided (used) by:
Operating activities	$77.6	$56.5
Investing activities	$(4.8)	$(6.4)
Financing activities	$(37.9)	$(54.6)
Operating Activities
During the three months ended March 2025, cash provided by operating activities was $77.6 million as compared to $56.5 million in the prior year period. The increase was primarily due to favorable changes in accounts receivable and accounts payable, partially offset by unfavorable changes in inventories, net income and accrued and other current liabilities.
Investing Activities
During the three months ended March 2025, cash used by investing activities was $4.8 million as compared to $6.4 million in the prior year period, primarily due to decreases in property, plant and equipment expenditures in the current year period.
Financing Activities
During the three months ended March 2025, cash used by financing activities was $37.9 million as compared to $54.6 million in the prior year period. The decrease was primarily due to $20.0 million of Common Stock repurchases made by the Company during the three months ended March 2024 compared to no Common Stock repurchases during the three months ended March 2025.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2024 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2024 that would require the use of funds. As of March 2025, there have been no material changes in the amounts disclosed in the 2024 Annual Report on Form 10-K, except as noted below:
•Definitive agreement related to the Helly Hansen Acquisition for $1.276 billion CAD or approximately $900 million as of the agreement date.

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the 2024 Annual Report on Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the financial statements, or are the most sensitive to change from outside factors, are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the 2024 Annual Report on Form 10-K. There have been no material changes in these policies disclosed in the 2024 Annual Report on Form 10-K.

29 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this report include, but are not limited to: macroeconomic conditions, including elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, global supply chain issues and inconsistent consumer demand, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company’s business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; reliance on a small number of large customers; potential difficulty in completing the acquisition of Helly Hansen, in successfully integrating it and/or in achieving the expected growth, cost savings and/or synergies from such acquisition; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; intense industry competition; the ability to accurately forecast demand for products; the Company’s ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company’s ability to maintain the images of its brands; changes to trade policy, including tariffs, reciprocal tariffs and import/export regulations; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company’s business relating to its debt obligations; increasing pressure on margins; e-commerce operations through the Company’s direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company’s business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products, including as a result of tariffs and reciprocal tariffs; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; potential challenges with the Company's implementation of Project Jeanius; the Company's and its vendors’ ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss or maintain operational performance; ability to properly collect, use, manage and secure consumer and employee data; legal, regulatory, political and economic risks; the impact of climate change and related legislative and regulatory responses; stakeholder response to sustainability issues, including those related to climate change; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company’s licensees to generate expected sales and maintain the value of the Company’s brands; volatility in the price and trading volume of the Company’s common stock; anti-takeover provisions in the Company’s organizational documents; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any worsening of the global business and economic environment.
More information on potential factors that could affect the Company's financial results are described in detail in the Company’s 2024 Annual Report on Form 10-K and in other reports and statements that the Company files with the Securities and Exchange Commission ("SEC").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures set forth under Item 7A in our 2024 Annual Report on Form 10-K.

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 30

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
(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 29, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

31 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report on Form 10-K should be made. There have been no material changes to the risk factors from those disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

First quarter fiscal 2025	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
December 29 - January 25	—	$—	—	$214,979,702
January 26 - February 22	—	—	—	214,979,702
February 23 - March 29	—	—	—	214,979,702
Total	—	$—	—
(1) The Company has a share repurchase program which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION
(c) During the three months ended March 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 32

ITEM 6. EXHIBITS

10.1
Second Amended and Restated Credit Agreement, dated as of April 8, 2025, by and among Kontoor Brands, Inc., Kontoor International Sarl, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 8, 2025)

31.1
Certification of Scott H. Baxter, President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

33 Kontoor Brands, Inc. Q1 FY25 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: May 6, 2025	By:	/s/ Joseph A. Alkire
Joseph A. Alkire
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ S. Denise Sumner
S. Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q1 FY25 Form 10-Q 34