Form 10-Q
period 2025-06-28
Kontoor Brands, Inc.
filed 2025-08-07
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of July 25, 2025, was 55,574,234.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2025	December 2024	June 2024
ASSETS
Current assets
Cash and cash equivalents	$107,482	$334,066	$224,296
Accounts receivable, net	304,761	243,660	205,019
Inventories	685,515	390,209	488,340
Prepaid expenses and other current assets	118,018	96,346	104,357
Total current assets	1,215,776	1,064,281	1,022,012
Property, plant and equipment, net	136,427	103,300	108,150
Operating lease assets	157,810	47,171	55,850
Intangible assets, net	451,898	11,232	11,854
Goodwill	488,448	208,787	209,493
Other assets	267,546	215,768	205,080
TOTAL ASSETS	$2,717,905	$1,650,539	$1,612,439
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$265,837	$179,680	$196,460
Accrued and other current liabilities	253,474	193,335	153,903
Operating lease liabilities, current	39,062	20,890	22,714
Total current liabilities	558,373	393,905	373,077
Operating lease liabilities, noncurrent	122,638	29,955	35,911
Other liabilities	172,037	86,309	86,646
Long-term debt	1,366,510	740,315	749,654
Total liabilities	2,219,558	1,250,484	1,245,288
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at June 2025, December 2024 and June 2024	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 55,567,652 at June 2025; 55,310,671 at December 2024 and 55,673,753 at June 2024	—	—	—
Additional paid-in capital	338,426	316,746	297,518
Retained earnings	249,521	199,959	164,569
Accumulated other comprehensive loss	(89,600)	(116,650)	(94,936)
Total equity	498,347	400,055	367,151
TOTAL LIABILITIES AND EQUITY	$2,717,905	$1,650,539	$1,612,439
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2025	2024	2025	2024
Net revenues	$658,259	$606,898	$1,281,160	$1,238,100
Costs and operating expenses
Cost of goods sold	353,422	335,538	680,687	681,596
Selling, general and administrative expenses	226,300	196,117	448,637	396,831
Total costs and operating expenses	579,722	531,655	1,129,324	1,078,427
Operating income	78,537	75,243	151,836	159,673
Interest expense	(13,485)	(10,382)	(23,293)	(19,674)
Interest income	2,897	2,616	6,337	5,041
Other income (expense), net	29,761	(3,021)	18,761	(5,904)
Income before income taxes	97,710	64,456	153,641	139,136
Income taxes	(24,105)	(12,687)	(37,154)	(27,860)
Income from equity method investment	264	—	264	—
Net income	$73,869	$51,769	$116,751	$111,276
Earnings per common share
Basic	$1.33	$0.93	$2.11	$2.00
Diluted	$1.32	$0.92	$2.08	$1.97
Weighted average shares outstanding
Basic	55,560	55,810	55,458	55,772
Diluted	55,975	56,456	56,017	56,597
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands)	2025	2024	2025	2024
Net income	$73,869	$51,769	$116,751	$111,276
Other comprehensive income (loss)
Net change in foreign currency translation	24,976	(9,146)	31,049	(11,669)
Net change in defined benefit pension plans	(25)	(58)	(50)	(140)
Net change in derivative financial instruments	35	(17,500)	(3,949)	(15,276)
Total other comprehensive income (loss), net of related taxes	24,986	(26,704)	27,050	(27,085)
Comprehensive income	$98,855	$25,065	$143,801	$84,191
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June

(In thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$116,751	$111,276
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,828	19,530
Stock-based compensation	20,770	13,669
Provision for doubtful accounts	169	828
Other	(717)	3,264
Changes in operating assets and liabilities, net of business acquisition effects:
Accounts receivable	29,780	7,737
Inventories	(116,518)	8,444
Accounts payable	30,150	17,992
Income taxes	(13,217)	(1,505)
Accrued and other current liabilities	12,865	(16,401)
Other assets and liabilities	3,447	(12,163)
Cash provided by operating activities	103,308	152,671
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(6,065)	(8,122)
Capitalized computer software	(2,291)	(2,045)
Business acquisition, net of cash received	(870,058)	—
Proceeds from the settlement of foreign exchange contracts to hedge business acquisition	24,115	—
Other	(1,125)	(1,265)
Cash used by investing activities	(855,424)	(11,432)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,000,000	—
Payment of debt issuance costs	(7,433)	—
Repayments of term loan	(370,000)	(35,000)
Repurchases of Common Stock	—	(45,271)
Dividends paid	(57,717)	(55,732)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(8,555)	(1,037)
Cash provided (used) by financing activities	556,295	(137,040)
Effect of foreign currency rate changes on cash and cash equivalents	(30,763)	5,047
Net change in cash and cash equivalents	(226,584)	9,246
Cash and cash equivalents – beginning of period	334,066	215,050
Cash and cash equivalents – end of period	$107,482	$224,296
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2024	55,311	$—	$316,746	$199,959	$(116,650)	$400,055
Net income	—	—	—	42,882	—	42,882
Stock-based compensation, net	121	—	14,924	(4,429)	—	10,495
Other comprehensive income	—	—	—	—	2,064	2,064
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,824)	—	(28,824)
Balance, March 2025	55,432	$—	$331,670	$209,588	$(114,586)	$426,672
Net income	—	—	—	73,869	—	73,869
Stock-based compensation, net	136	—	6,756	(5,043)	—	1,713
Other comprehensive income	—	—	—	—	24,986	24,986
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,893)	—	(28,893)
Balance, June 2025	55,568	$—	$338,426	$249,521	$(89,600)	$498,347

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2023	55,720	$—	$273,197	$166,567	$(67,851)	$371,913
Net income	—	—	—	59,507	—	59,507
Stock-based compensation, net	309	—	11,209	(7,106)	—	4,103
Other comprehensive loss	—	—	—	—	(381)	(381)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,844)	—	(27,844)
Repurchases of Common Stock, including excise tax	(337)	—	(105)	(20,000)	—	(20,105)
Balance, March 2024	55,692	$—	$284,301	$171,124	$(68,232)	$387,193
Net income	—	—	—	51,769	—	51,769
Stock-based compensation, net	327	—	13,383	(5,436)	—	7,947
Other comprehensive loss	—	—	—	—	(26,704)	(26,704)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,888)	—	(27,888)
Repurchases of Common Stock, including excise tax	(345)	—	(166)	(25,000)	—	(25,166)
Balance, June 2024	55,674	$—	$297,518	$164,569	$(94,936)	$367,151
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler®, Lee® and Helly Hansen®. The Company's products are sold in the U.S. through mass merchants, outdoor and sporting goods stores, specialty stores, department stores, company-operated stores and online, including digital marketplaces. The Company's products are also sold internationally, primarily in the Europe, Asia-Pacific and Non-U.S. Americas regions, through department stores, outdoor and sporting goods stores, specialty stores, company-operated stores, concession retail stores, independently-operated partnership stores and online, including digital marketplaces.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of Helly Hansen, and the results of operations have been included in the Company's consolidated financial statements since that date. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information related to the acquisition of Helly Hansen.
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending January 3, 2026 ("fiscal 2025"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended June 2025, December 2024 and June 2024 correspond to the fiscal periods ended June 28, 2025, December 28, 2024, and June 29, 2024, respectively.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company during the second quarter of 2025 included ongoing elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, global supply chain issues and inconsistent consumer demand. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment.
During 2025, the U.S. government enacted significant changes to its tariff regime which increased rates on virtually all imports. Certain foreign jurisdictions have responded with reciprocal tariffs which resulted in corresponding actions by the U.S. government. The ongoing uncertainty of tariff rates, potential retaliatory measures and outcomes of trade negotiations is contributing to macroeconomic volatility. These factors continued to contribute to uncertain global economic conditions and consumer spending patterns, which impacted retailers' and the Company's operations (which now include additional jurisdictions through the Helly Hansen acquisition).
The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, purchase price allocation, the effectiveness of the Company's hedging instruments and expected compliance with all applicable financial covenants in our 2025 Credit Agreement (as defined in Note 8 to the Company's financial statements in this Form 10-Q). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and six months ended June 2025 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2025. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2024 Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as filed with the Securities and Exchange Commission on February 25, 2025 ("2024 Annual Report on Form 10-K").
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires disclosure of specific categories and greater disaggregation within the income tax rate reconciliation, and disclosure of disaggregated income taxes paid. This guidance is

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
effective for the Company for the fiscal 2025 annual reporting period, and the Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.
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

NOTE 2 — ACQUISITION
On February 18, 2025, the Company entered into a definitive agreement to acquire all of the issued and outstanding share capital of CTC Triangle B.V., a Netherlands private limited liability company, which is the parent of a group of companies that operates the Helly Hansen® and Musto® brands, collectively referred to as "Helly Hansen." During the first and second quarters of 2025, the Company entered into foreign currency exchange contracts totaling $1.3 billion Canadian dollars ("CAD") to hedge the purchase price of the acquisition.
The acquisition of Helly Hansen (the "Acquisition") was completed on May 31, 2025 (the "Closing Date"), with cash consideration paid of $1.3 billion CAD (approximately $960.0 million U.S. dollars), subject to adjustments for finalization of working capital and other closing adjustments. The purchase price was funded by indebtedness and cash on hand.
Helly Hansen® is a premium global outdoor and workwear brand, and Musto® is a premium sailing and outdoor brand. The Acquisition scales Kontoor's penetration in the large and growing outdoor and workwear markets globally, and diversifies Kontoor's portfolio across geographies, categories, consumers and points of distribution. The Company performed an analysis under Accounting Standards Codification ("ASC") 280, Segment Reporting, and concluded that the Helly Hansen® brand is a reportable segment. In addition, we determined that the Musto® brand does not meet the criteria to be considered a reportable segment and is reported in the "Other" category.
During the second quarter of 2025, the Acquisition contributed one month of results of operations. For the month of June 2025, net revenues from the Acquisition were $29.2 million and the net loss was $6.9 million, driven by seasonality of the business and the impact of purchase accounting adjustments.

9 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the preliminary purchase price allocation of the estimated fair values of assets acquired and liabilities assumed at the Closing Date of the Acquisition:

(In thousands)	May 31, 2025

Cash and cash equivalents	$33,467
Accounts receivable, net	82,275
Inventories	172,212
Prepaid expenses and other current assets	13,902
Property, plant and equipment	35,615
Operating lease assets	96,640
Intangible assets	440,000
Deferred income tax assets	14,085
Other assets	38,841
Total assets acquired	$927,037

Accounts payable	$53,763
Accrued and other current liabilities	70,137
Operating lease liabilities, current	15,463
Operating lease liabilities, noncurrent	81,527
Deferred income tax liabilities	79,443
Other liabilities	881
Total liabilities assumed	$301,214

Net assets acquired	$625,823
Goodwill	277,702
Purchase price	$903,525
The Acquisition occurred late in the second quarter of 2025, and the Company is still in the process of finalizing working capital adjustments and valuing the assets acquired and liabilities assumed. These fair values were based on management's estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Closing Date. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained related to the finalization of working capital, income tax matters and other purchase price adjustments. The final determination of the purchase price allocation will be completed as soon as practicable, and within the measurement period of up to one year from the Closing Date.
Goodwill is attributable to the acquired workforce of Helly Hansen and the significant synergies expected to arise as a result of the Acquisition. Substantially all of the goodwill was assigned to the Helly Hansen segment, and is not deductible for tax purposes.
The Helly Hansen® and Musto® trademarks, which management believes to have indefinite lives, have been valued at $400.0 million and $4.0 million, respectively, using the relief-from-royalty method. Customer relationships have been valued at $36.0 million using the multi-period excess earnings method, and are being amortized using an accelerated method over a 12-year period. The relief-from-royalty and multi-period excess earnings methods are both forms of the income valuation approach.
The following table summarizes unaudited pro forma results of operations for the Company assuming that the Acquisition had occurred on December 31, 2023, which is the first day of fiscal year 2024:

	Three Months Ended June		Six Months Ended June
(In thousands, except per share amounts)
	2025	2024	2025	2024
Net revenues	$736,090	$709,830	$1,510,283	$1,490,781
Net income	$46,591	$37,172	$129,853	$107,168
Earnings per common share
Basic	$0.84	$0.67	$2.34	$1.92
Diluted	$0.83	$0.66	$2.32	$1.89

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
These pro forma results were based on estimates and assumptions which management believes are reasonable. They do not reflect the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments primarily related to interest expense from incremental borrowings and purchase accounting including depreciation and amortization. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented. No assumptions have been applied to the pro forma results regarding potential operating cost savings or other business synergies expected to be achieved.
Joint Venture
On May 31, 2025, as part of the Acquisition, the Company acquired a 50% noncontrolling financial interest in a joint venture that was formed to develop and sell Helly Hansen® products in China. In addition, the Helly Hansen® brand entered into a licensing arrangement with the joint venture where it receives royalties based on a percentage of the licensed products’ net revenues. The Company has the ability to exercise significant influence, but not control, over the joint venture, and as such it is not consolidated. The Company accounts for the joint venture under the equity method of accounting, and recognizes 50% of the joint venture's profits and losses, which are reflected in the Company's statements of operations within "income from equity method investment." The Company initially recorded its investment in the joint venture at fair value, which is reflected in the Company's preliminary purchase price allocation within "other assets."

NOTE 3 — REVENUES
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography. Revenues from licensing arrangements are included within the U.S. or International Wholesale channels, based on the respective region where the licensee sells the product. Direct-to-Consumer revenues include sales from company-operated Wrangler®, Lee® and Helly Hansen® branded full-price and outlet stores, online and international concession arrangements.
Other includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other company-owned brands and private label apparel.

	Three Months Ended June 2025

(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total

Channel revenues
U.S. Wholesale	$382,782	$90,252	$2,713	$2,116	$477,863
International Wholesale	38,078	37,256	16,444	1,488	93,266
Direct-to-Consumer	40,419	38,119	7,515	1,077	87,130
Total	$461,279	$165,627	$26,672	$4,681	$658,259

Geographic revenues
U.S.	$416,984	$104,949	$5,058	$2,391	$529,382
International	44,295	60,678	21,614	2,290	128,877
Total	$461,279	$165,627	$26,672	$4,681	$658,259

11 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 2024

(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$353,376	$96,613	$—	$2,162	$452,151
International Wholesale	40,294	41,662	—	—	81,956
Direct-to-Consumer	35,575	37,024	—	192	72,791
Total	$429,245	$175,299	$—	$2,354	$606,898

Geographic revenues
U.S.	$382,977	$110,899	$—	$2,354	$496,230
International	46,268	64,400	—	—	110,668
Total	$429,245	$175,299	$—	$2,354	$606,898

	Six Months Ended June 2025

(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total

Channel revenues
U.S. Wholesale	$718,286	$199,016	$2,713	$4,725	$924,740
International Wholesale	83,303	91,090	16,444	1,488	192,325
Direct-to-Consumer	79,936	75,421	7,515	1,223	164,095
Total	$881,525	$365,527	$26,672	$7,436	$1,281,160

Geographic revenues
U.S.	$785,286	$227,252	$5,058	$5,146	$1,022,742
International	96,239	138,275	21,614	2,290	258,418
Total	$881,525	$365,527	$26,672	$7,436	$1,281,160

	Six Months Ended June 2024

(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$682,101	$215,760	$—	$4,254	$902,115
International Wholesale	84,732	105,280	—	—	190,012
Direct-to-Consumer	71,906	73,702	—	365	145,973
Total	$838,739	$394,742	$—	$4,619	$1,238,100

Geographic revenues
U.S.	$740,440	$243,182	$—	$4,619	$988,241
International	98,299	151,560	—	—	249,859
Total	$838,739	$394,742	$—	$4,619	$1,238,100

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	June 2025	December 2024	June 2024
Accounts receivable, net (a)	$304,761	$243,660	$205,019
Contract assets (b)	8,957	16,576	7,772
Contract liabilities (c)	1,845	1,757	2,426
(a) "Accounts receivable, net" at June 2025 includes $70.8 million related to Helly Hansen.
(b) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(c) Included within "accrued and other current liabilities" in the Company's balance sheets.
For the three and six months ended June 2025 and June 2024, no significant revenue was recognized that was included in contract liabilities as of December 2024 and December 2023, respectively. For the three and six months ended June 2025, no significant revenue was recognized from performance obligations satisfied, or partially satisfied, in prior periods. As of June 2025, the Company has contractual rights under its licensing agreements to receive $79.0 million of fixed consideration related to the future minimum guarantees through December 2030.

NOTE 4 — BUSINESS SEGMENT INFORMATION
The Company has three reportable segments:
•Wrangler — Wrangler® branded denim, apparel, footwear and accessories.
•Lee — Lee® branded denim, apparel, footwear and accessories.
•Helly Hansen — Helly Hansen® branded outdoor and workwear apparel, footwear and accessories.
The Company considers its chief executive officer to be its chief operating decision maker. The chief operating decision maker allocates resources and assesses performance based on the global brand net revenues and segment profit of Wrangler®, Lee® and Helly Hansen®, which are the Company's reportable segments. Segment profit is defined as income before income taxes, interest expense, interest income and corporate and other expenses. Segment assets and segment expenditures for long-lived assets are not regularly provided to or used by the chief operating decision maker and thus are not disclosed.
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income before income taxes. Other includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other company-owned brands and private label apparel, and the associated costs. The businesses within the Other category, either individually or in the aggregate, do not meet the criteria to be considered reportable segments.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those disclosed in the Company's 2024 Annual Report on Form 10-K.
Corporate and other expenses, including certain acquisition and integration-related costs and restructuring and transformation costs, as well as interest expense and interest income, are not controlled by segment management and therefore are excluded from the measurement of segment profit.

13 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended June		Six Months Ended June

(In thousands)	2025	2024	2025	2024
Wrangler
Net revenues (1)	$461,279	$429,245	$881,525	$838,739
Cost of goods sold	248,029	239,779	474,213	473,058
Selling, general and administrative expenses	102,949	99,049	208,778	198,451
Other segment items (2)	2,210	2,078	3,595	4,225
Segment profit	$108,091	$88,339	$194,939	$163,005
Lee
Net revenues (1)	$165,627	$175,299	$365,527	$394,742
Cost of goods sold	90,527	93,680	188,535	204,905
Selling, general and administrative expenses	61,899	67,336	130,636	139,414
Other segment items (2)	784	916	1,492	1,962
Segment profit	$12,417	$13,367	$44,864	$48,461
Helly Hansen
Net revenues (1)	$26,672	$—	$26,672	$—
Cost of goods sold	12,549	—	12,549	—
Selling, general and administrative expenses	18,911	—	18,911	—
Other segment items	25	—	25	—
Segment loss	$(4,813)	$—	$(4,813)	$—

Total reportable segment profit	$115,695	$101,706	$234,990	$211,466
Corporate and other expenses (3)	(6,360)	(28,378)	(63,139)	(56,438)
Interest expense	(13,485)	(10,382)	(23,293)	(19,674)
Interest income	2,897	2,616	6,337	5,041
Loss related to other revenues (4)	(1,037)	(1,106)	(1,254)	(1,259)
Income before income taxes	$97,710	$64,456	$153,641	$139,136
(1) Refer to Note 3 to the Company's financial statements in this Form 10-Q for the reconciliation of reportable segment revenues to consolidated net revenues.
(2) "Other segment items" for the Wrangler® and Lee® segments primarily includes funding fees related to the sale of trade accounts receivable program discussed in Note 5 to the Company's financial statements in this Form 10-Q. Funding fees are reflected in the Company's statements of operations within "other income (expense), net".
(3) "Corporate and other expenses" includes a gain of $33.0 million and $24.1 million for the three and six months ended June 2025, respectively, related to the foreign currency exchange contracts to hedge the purchase price of the Acquisition
(4) "Loss related to other revenues" includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other company-owned brands and private label apparel, and the associated costs, for purposes of reconciling "total reportable segment profit" to consolidated "income before income taxes."

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	2025	2024
Balance, December	$6,438	$7,215
Increase in provision for expected credit losses	169	828
Accounts receivable balances written off	(600)	(298)
Other (1)	855	(117)
Balance, June	$6,862	$7,628
(1) Other primarily includes the impact of foreign currency translation and recoveries of amounts previously written off, none of which were individually significant.
Sale of Trade Accounts Receivable
The Company is party to an agreement with a financial institution to sell selected U.S. trade accounts receivable of the Lee® and Wrangler® brands on a nonrecourse basis. Under this agreement, up to $377.5 million of the Company's trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold balances from "accounts receivable, net" in its balance sheet at the time of sale. The Company does not retain any interests in the sold trade accounts receivable but continues to service and collect outstanding trade accounts receivable on behalf of the financial institution.
During the six months ended June 2025 and June 2024, the Company sold total trade accounts receivable of $706.0 million and $647.5 million, respectively. As of June 2025, December 2024 and June 2024, $231.3 million, $178.2 million and $179.6 million, respectively, of the sold trade accounts receivable remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other income (expense), net" and were $2.6 million and $5.1 million for the three and six months ended June 2025, respectively, and $2.9 million and $5.8 million for the three and six months ended June 2024, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 6 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets, including Helly Hansen inventories:

(In thousands)	June 2025	December 2024	June 2024
Finished products	$620,306	$323,654	$417,217
Work-in-process	36,841	33,011	32,667
Raw materials	28,368	33,544	38,456
Total inventories	$685,515	$390,209	$488,340
(a) "Total inventories" at June 2025 includes $204.0 million related to Helly Hansen.

NOTE 7 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers of the Lee® and Wrangler® brands the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. At June 2025, December 2024 and June 2024, accounts payable included total outstanding balances of $35.6 million, $31.1 million and $32.7 million, respectively, due to suppliers that participate in the SCF programs.

15 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At June 2025, December 2024 and June 2024, the Company had availability of $19.5 million, $19.2 million and $19.3 million, respectively, under its previously existing international line of credit which is uncommitted and may be terminated at any time by either the Company or the financial institution. In addition, the Company had $17.4 million available at June 2025 under a committed international line of credit as a result of the Acquisition. There were no outstanding balances under either of these arrangements at June 2025, December 2024 and June 2024.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	June 2025	December 2024	June 2024
Revolving Credit Facility	$—	$—	$—
Term Loan A-1	696,107	—	—
Term Loan A-2	273,800	—	—
Term Loan A	—	344,100	353,827
4.125% Notes, due 2029	396,603	396,215	395,827
Total long-term debt	1,366,510	740,315	749,654
Less: current portion	—	—	—
Long-term debt, due beyond one year	$1,366,510	$740,315	$749,654
Credit Facilities

The Company was previously party to an amended and restated senior secured Credit Agreement dated November 18, 2021 (the "2021 Credit Agreement") to provide for (i) a five-year $400.0 million term loan A facility ("2021 Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility with the lenders and agents party thereto.
On April 8, 2025, the Company completed a refinancing pursuant to which it amended and restated the 2021 Credit Agreement to provide for (i) a five-year $700.0 million term loan facility ("Term Loan A-1") consisting of a $340.0 million initial term loan ("Initial Term Loan") and a $360.0 million delayed draw term loan ("Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan facility ("Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "Revolving Credit Facility"), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. Upon closing of the Credit Agreement (the "2025 Credit Agreement"), the net proceeds from the Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under the 2021 Term Loan A. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn and used to fund the Acquisition, along with approximately $300 million of cash on hand. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Term Loan A-1 and Term Loan A-2 had outstanding principal amounts of $700.0 million and $275.0 million at June 2025, respectively. The 2021 Term Loan A had an outstanding principal amount of $345.0 million and $355.0 million at December 2024 and June 2024, respectively. These balances are reported in the Company's balance sheet net of unamortized deferred financing costs. As of June 2025, interest expense on Term Loan A-1 and Term Loan A-2 was being recorded at an effective annual interest rate of 5.3% and 6.1%, respectively, including the amortization of deferred financing costs. Interest expense on Term Loan A-1 also includes the impact of the Company's interest rate swap agreements.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million beginning in September 2026 which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. Term Loan A-2 is scheduled to be repaid in full at maturity. During the three months ended June 2025, the Company made a $25.0 million voluntary early repayment of the principal outstanding on Term Loan A-2.

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of June 2025, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.3 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.7 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowings plus an applicable margin, as defined therein.
The 2025 Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the 2025 Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with future material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of June 2025, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
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
The Notes had an outstanding principal amount of $400.0 million at June 2025, December 2024 and June 2024, which is reported net of unamortized deferred financing costs. As of June 2025, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company's existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of June 2025, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable non-financial covenants for at least one year from the issuance of these financial statements.
Refer to Note 11 in the Company's 2024 Annual Report on Form 10-K for additional information regarding the Company's debt obligations.

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

17 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

June 2025
Financial assets:
Cash equivalents:
Money market funds	$31,471	$31,471	$—	$—
Time deposits	2,341	2,341	—	—
Foreign currency exchange contracts	6,518	—	6,518	—
Interest rate swap agreements	2,106	—	2,106	—
Investment securities	50,821	50,821	—	—
Financial liabilities:
Foreign currency exchange contracts	14,542	—	14,542	—
Deferred compensation	54,365	—	54,365	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2024
Financial assets:
Cash equivalents:
Money market funds	$263,637	$263,637	$—	$—
Time deposits	2,575	2,575	—	—
Foreign currency exchange contracts	7,720	—	7,720	—
Interest rate swap agreements	5,390	—	5,390	—
Investment securities	48,976	48,976	—	—
Financial liabilities:
Foreign currency exchange contracts	11,620	—	11,620	—
Deferred compensation	53,333	—	53,333	—
The Company's cash equivalents include money market funds and short-term time deposits that approximate fair value based on Level 1 measurements. The fair value of derivative financial instruments, which consist of foreign currency exchange contracts and interest rate swap agreements, is determined based on observable market inputs (Level 2), including spot and forward exchange rates for foreign currencies and observable interest rate yield curves for interest rate swap agreements. Investment securities are held in the Company's deferred compensation plans as an economic hedge of the related deferred compensation liabilities and are comprised of mutual funds that are valued based on quoted prices in active markets (Level 1). Liabilities related to the Company's deferred compensation plans are recorded at amounts due to participants, based on the fair value of the participants' selection of hypothetical investments (Level 2).
Additionally, at June 2025, the carrying value of the Company's long-term debt was $1,366.5 million compared to a fair value of $1,342.1 million. At December 2024, the carrying value of the Company's long-term debt was $740.3 million compared to a fair value of $710.8 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2025 and December 2024, their carrying values approximated fair value due to the short-term nature of these instruments.

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Nonrecurring Fair Value Measurements
In accounting for the Helly Hansen acquisition, the Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price is allocated to the assets acquired, liabilities assumed and the noncontrolling interest based on their estimated fair values as of the acquisition date. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. We engaged a third-party appraisal firm to assist in the fair value determination of certain tangible and intangible assets. Valuation techniques include the relief-from-royalty method, the multi-period excess earnings method, and the replacement cost and income methods. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective and requires the use of significant estimates including future expected cash inflows and outflows, growth rates, expected lives, discount rates, royalty rates and income tax rates. The Company's estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and actual results may differ from estimates used. Additionally, the purchase price allocation is preliminary and subject to revision as additional information is obtained about the facts and circumstances that existed as of the Closing Date. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional details regarding the Acquisition and the preliminary purchase price allocation.

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties on a recurring basis to hedge certain foreign currency transactions. The notional amount of these outstanding foreign currency exchange contracts was $696.2 million at June 2025, $303.0 million at December 2024 and $340.1 million at June 2024, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Norwegian krone, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
The Company periodically enters into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments on indebtedness. Because these swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within "accumulated other comprehensive loss" ("AOCL") in the Company's balance sheets and are amortized through the swap maturity dates.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements that matured on April 18, 2024. On September 9, 2024, the Company entered into "floating to fixed" interest rate swap agreements that mature on August 18, 2029. In April 2025, the Company entered into "floating to fixed" interest rate swap agreements that mature on March 18, 2027, and April 18, 2027. The notional amount of these outstanding agreements was $150.0 million at December 2024, and $700.0 million at June 2025.
The Company's outstanding derivative financial instruments entered into on a recurring basis met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of June 2025.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	June	December	June	June	December	June
(In thousands)	2025	2024	2024	2025	2024	2024

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$6,501	$7,720	$5,735	$(14,386)	$(11,620)	$(4,757)
Interest rate swap agreements	2,106	5,390	—	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	17	—	15	(156)	—	(29)
Total derivatives	$8,624	$13,110	$5,750	$(14,542)	$(11,620)	$(4,786)

19 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	June 2025		December 2024		June 2024

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$8,624	$(14,542)	$13,110	$(11,620)	$5,750	$(4,786)
Gross amounts not offset in the balance sheet	(3,523)	3,523	(3,468)	3,468	(2,983)	2,983
Net amounts	$5,101	$(11,019)	$9,642	$(8,152)	$2,767	$(1,803)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	June 2025	December 2024	June 2024
Prepaid expenses and other current assets	$4,327	$5,845	$5,322
Accrued and other current liabilities	(10,120)	(10,659)	(2,950)
Other assets	4,297	7,265	428
Other liabilities	(4,422)	(961)	(1,836)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended June		Six Months Ended June

Cash Flow Hedging Relationships	2025	2024	2025	2024
Foreign currency exchange contracts	$(3,169)	$(11,334)	$(6,920)	$(1,188)
Interest rate swap agreements	361	(27)	(2,103)	47
Total	$(2,808)	$(11,361)	$(9,023)	$(1,141)

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended June		Six Months Ended June

Location of Gain (Loss)	2025	2024	2025	2024
Net revenues	$(177)	$(1,215)	$(988)	$(1,162)
Cost of goods sold	(1,110)	6,290	(1,599)	11,581
Other income (expense), net	56	85	232	167
Interest expense	762	569	1,181	3,300
Total	$(469)	$5,729	$(1,174)	$13,886

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Derivative Contracts Not Designated as Hedges
Any derivative contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets, and changes in the fair values of these contracts are recognized directly in earnings. During the first and second quarter of 2025, the Company entered into foreign currency exchange contracts totaling $1.3 billion CAD to hedge the purchase price of the Acquisition, which were settled on May 30, 2025, for a gain of $24.1 million. Derivative contracts not designated as hedges include these purchase price hedge contracts, along with a limited number of cash flow hedges that were deemed ineffective and de-designated during the six months ended June 2025 and June 2024. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
The following table presents a summary of derivatives not designated as hedges included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedges		Three Months Ended June		Six Months Ended June

		2025	2024	2025	2024
Foreign currency exchange contracts	Cost of goods sold	$(71)	$11	$(71)	$11
Foreign currency exchange contracts	Other income (expense), net	32,974	(19)	24,106	4
Total		$32,903	$(8)	$24,035	$15
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and six months ended June 2025 and June 2024.
At June 2025, AOCL included $3.7 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	June 2025	December 2024	June 2024
Foreign currency translation	$(84,456)	$(115,505)	$(102,726)
Defined benefit pension plans	2,069	2,119	2,773
Derivative financial instruments	(7,213)	(3,264)	5,017
Accumulated other comprehensive loss	$(89,600)	$(116,650)	$(94,936)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended June 2025
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, March 2025	$(109,432)	$2,094	$(7,248)	$(114,586)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	24,976	—	(803)	24,173
Reclassifications to net income of previously deferred (gains) losses	—	(25)	838	813
Net other comprehensive income (loss)	24,976	(25)	35	24,986
Balance, June 2025	$(84,456)	$2,069	$(7,213)	$(89,600)

21 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 2024
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2024	$(93,580)	$2,831	$22,517	$(68,232)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(9,146)	—	(11,861)	(21,007)
Reclassifications to net income of previously deferred (gains) losses	—	(58)	(5,639)	(5,697)
Net other comprehensive income (loss)	(9,146)	(58)	(17,500)	(26,704)
Balance, June 2024	$(102,726)	$2,773	$5,017	$(94,936)

	Six Months Ended June 2025
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2024	$(115,505)	$2,119	$(3,264)	$(116,650)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	31,049	—	(5,726)	25,323
Reclassifications to net income of previously deferred (gains) losses	—	(50)	1,777	1,727
Net other comprehensive income (loss)	31,049	(50)	(3,949)	27,050
Balance, June 2025	$(84,456)	$2,069	$(7,213)	$(89,600)

	Six Months Ended June 2024
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2023	$(91,057)	$2,913	$20,293	$(67,851)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(11,669)	—	(2,173)	(13,842)
Reclassifications to net income of previously deferred (gains) losses	—	(140)	(13,103)	(13,243)
Net other comprehensive income (loss)	(11,669)	(140)	(15,276)	(27,085)
Balance, June 2024	$(102,726)	$2,773	$5,017	$(94,936)

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 22

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended June		Six Months Ended June
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2025	2024	2025	2024
Defined benefit pension plans:
Net change in deferred gains (losses) during the period	Selling, general and administrative expenses	$34	$92	$67	$185
Total before tax		34	92	67	185
Income taxes	Income taxes	(9)	(34)	(17)	(45)
Net of tax		25	58	50	140
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(177)	$(1,215)	$(988)	$(1,162)
Foreign currency exchange contracts	Cost of goods sold	(1,110)	6,290	(1,599)	11,581
Foreign currency exchange contracts	Other income (expense), net	56	85	232	167
Interest rate swap agreements	Interest expense	762	569	1,181	3,300
Total before tax		(469)	5,729	(1,174)	13,886
Income taxes	Income taxes	(369)	(90)	(603)	(783)
Net of tax		(838)	5,639	(1,777)	13,103
Total reclassifications for the period, net of tax		$(813)	$5,697	$(1,727)	$13,243

NOTE 12 — STOCK-BASED COMPENSATION
On April 1, 2025, the Company made its annual grant of equity awards to employees under the Kontoor Brands, Inc. 2019 Stock Compensation Plan, including approximately 155,000 shares of performance-based restricted stock units ("PRSUs”) and approximately 180,000 shares of time-based restricted stock units ("RSUs"). On May 1, 2025, the Company granted 19,000 shares of RSUs to nonemployee members of the Board of Directors. On June 15, 2025, the Company granted approximately 7,000 shares of PRSUs and 27,000 shares of RSUs to Helly Hansen employees. The fair market value of Kontoor Common Stock on the April 1, 2025, May 1, 2025, and June 15, 2025 grant dates was $64.71, $60.31 and $62.12 per share, respectively, and was used to value the awards.
Each PRSU entitles the employee to receive a potential final payout ranging from zero to two shares of Kontoor Common Stock at the end of a three-year performance period. The number of shares earned by participants, if any, is based on achievement of performance goals set by the Talent and Compensation Committee of the Board of Directors. The actual number of shares earned may also be adjusted upward or downward by up to 25% of the target award, subject to a 0% floor, based on how Kontoor's total shareholder return (“TSR”) over a three-year period compares to the TSR for companies included in a Company-selected peer group.
Each employee RSU entitles the holder to one share of Kontoor Common Stock and typically vests over a three-year period. Each RSU granted to a nonemployee member of the Board of Directors vests upon grant and will be settled in one share of Kontoor Common Stock one year from the date of grant.

NOTE 13 — INCOME TAXES
The effective income tax rate for the six months ended June 2025 was 24.2% compared to 20.0% in the 2024 period. The six months ended June 2025 included a net discrete tax expense primarily related to an increase in valuation allowances in a foreign jurisdiction, partially offset by a discrete tax benefit related to stock-based compensation, the net impact of which increased the effective income tax rate by 0.7%. The six months ended June 2024 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.2%. The effective tax rate without discrete items for the six months ended June 2025 was 23.5% compared to 21.2% in the 2024 period. The increase was primarily due to changes in our jurisdictional mix of earnings and estimated non-deductible transaction costs incurred in conjunction with the Acquisition.
During the six months ended June 2025, the amount of net unrecognized tax benefits and associated interest increased by $0.6 million to $13.1 million. Management does not believe that the amount of unrecognized tax benefits will materially decrease within the next 12 fiscal months.

23 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 14 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2025	2024	2025	2024
Net income	$73,869	$51,769	$116,751	$111,276
Basic weighted average shares outstanding	55,560	55,810	55,458	55,772
Dilutive effect of stock-based awards	415	646	559	825
Diluted weighted average shares outstanding	55,975	56,456	56,017	56,597
Earnings per share:
Basic earnings per share	$1.33	$0.93	$2.11	$2.00
Diluted earnings per share	$1.32	$0.92	$2.08	$1.97
For the three and six months ended June 2025 and June 2024, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For the three and six months ended June 2025, a total of 0.6 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For the three and six months ended June 2024, a total of 0.8 million and 0.7 million shares, respectively, of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 15 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2036. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Six Months Ended June

(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$14,451	$15,769
Right-of-use operating lease assets obtained in exchange for new operating lease liabilities - non-cash activity (1)	$99,597	$4,962
(1) Includes $96.6 million related to the right-of-use operating lease assets obtained in the Acquisition.

NOTE 16 — RESTRUCTURING
Restructuring charges relate to costs associated with exit or disposal activities. During the three and six months ended June 2025 and June 2024, the Company incurred the following charges related to business optimization and actions to streamline and transfer select production within our internal manufacturing network:

	Three Months Ended June		Six Months Ended June
(In thousands)
	2025	2024	2025	2024
Severance and employee-related benefits	$2,801	$2,004	$5,280	$3,985
Asset impairments	—	433	—	601
Inventory write-downs	—	219	—	1,902
Other	518	648	1,361	1,427
Total restructuring charges	$3,319	$3,304	$6,641	$7,915

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 24

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the classification of these restructuring costs in the Company's statements of operations:

	Three Months Ended June		Six Months Ended June

(In thousands)	2025	2024	2025	2024
Cost of goods sold	$515	$3,171	$1,592	$6,210
Selling, general, and administrative expenses	2,804	133	5,049	1,705
Total	$3,319	$3,304	$6,641	$7,915
The following table presents these restructuring costs by business segment:

	Three Months Ended June		Six Months Ended June
(In thousands)
	2025	2024	2025	2024
Wrangler	$518	$2,882	$1,456	$6,131
Lee	—	—	—	40
Corporate and other	2,801	422	5,185	1,744
Total	$3,319	$3,304	$6,641	$7,915
The following table presents activity in the restructuring accrual for the six-month period ended June 2025:

(In thousands)
Accrual at December 2024	$1,895
Charges	6,270
Cash payments	(3,434)
Adjustments to accruals	(336)
Currency translation	10
Balance, June 2025	$4,405
All of the $4.4 million restructuring accrual reported in the Company's balance sheet at June 2025 is expected to be paid out within the next 12 months and was classified within "accrued and other current liabilities." Of the $1.9 million restructuring accrual reported in the Company's balance sheet at December 2024, $1.8 million was classified within "accrued and other current liabilities," and the remaining $0.1 million was classified within "other liabilities."

NOTE 17 — SUBSEQUENT EVENT
On July 24, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share of the Company's Common Stock. The cash dividend will be payable on September 19, 2025, to shareholders of record at the close of business on September 9, 2025.

25 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

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
Description of Business
Kontoor Brands, Inc. ("Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company headquartered in the United States ("U.S."). The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler®, Lee® and Helly Hansen®. The Company's products are sold in the U.S. through mass merchants, outdoor and sporting goods stores, specialty stores, department stores, company-operated stores and online, including digital marketplaces. The Company's products are also sold internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific ("APAC") and Non-U.S. Americas regions, through department stores, outdoor and sporting goods stores, specialty stores, company-operated stores, concession retail stores, independently-operated partnership stores and online, including digital marketplaces.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of Helly Hansen, and the results of operations have been included in the Company's consolidated financial statements since that date. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information related to the acquisition of Helly Hansen.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending January 3, 2026 ("fiscal 2025"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended June 2025, December 2024 and June 2024 correspond to the fiscal periods ended June 28, 2025, December 28, 2024, and June 29, 2024, respectively.
References to fiscal 2025 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from the prior year comparable period when translating foreign currencies into U.S. dollars. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Chinese yuan, the Norwegian krone, the Canadian dollar and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company during the second quarter of 2025 included ongoing elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, global supply chain issues and inconsistent consumer demand.
During 2025, the U.S. government enacted significant changes to its tariff regime which increased rates on virtually all imports. Certain foreign jurisdictions have responded with reciprocal tariffs which resulted in corresponding actions by the U.S. government. The ongoing uncertainty of tariff rates, potential retaliatory measures and outcomes of trade negotiations is contributing to macroeconomic volatility. These factors continued to contribute to uncertain global economic conditions and consumer spending patterns, which impacted retailers' and the Company's operations (which now include additional jurisdictions through the Helly Hansen acquisition).
Inflationary pressures have continued to moderate in recent quarters, and although these pressures continue to impact us, current period results reflect continued favorability from lower product costs compared to the second quarter of 2024. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment, which impacted our results during the second quarter of 2025. The Company has responded to ongoing macroeconomic conditions by controlling expenses and proactively managing our global supply chain.
In connection with the recently enacted U.S. tariff regime discussed above, the Company continues to evaluate potential mitigating actions including transferring production within our global supply chain, managing our internal manufacturing operations, pricing

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 26

adjustments, supplier partnership initiatives and other proactive mitigating actions. While we anticipate continued uncertainty related to the macroeconomic environment during 2025, including the potential impacts of further tariff increases on product costs, we believe we are appropriately positioned to successfully manage through operational challenges that may arise. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
Business Overview
We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world. Through our three global brands, we are focused on accelerating growth, increasing capital allocation optionality and establishing the Company as the employer of choice in the industry. Additionally, the integration of the recently completed acquisition of Helly Hansen is a strategic focus for the Company, with an emphasis on operating margin growth.
Our capital allocation strategy allows us the option to (i) invest in our business, (ii) pay down debt, (iii) provide for a superior dividend payout, (iv) repurchase shares under our existing authorization and (v) act on strategic acquisition opportunities that may arise.
On February 18, 2025, the Company entered into a definitive agreement to acquire all of the issued and outstanding share capital of CTC Triangle B.V., a Netherlands private limited liability company, which is the parent of a group of companies that operates the Helly Hansen® and Musto® brands, collectively referred to as "Helly Hansen." During the first and second quarters of 2025, the Company entered into foreign currency exchange contracts totaling $1.3 billion Canadian dollars ("CAD") to hedge the purchase price of the acquisition.
The acquisition of Helly Hansen (the "Acquisition") was completed on May 31, 2025, with cash consideration paid of $1.3 billion CAD (approximately $960.0 million U.S. dollars), subject to adjustments for finalization of working capital and other closing adjustments. The purchase price was funded by indebtedness and cash on hand.
During the second quarter of 2025, the Company incurred acquisition and integration-related costs of $14.0 million comprised of professional and other fees, offset by a gain of $33.0 million related to the foreign currency exchange contracts to hedge the purchase price of the Acquisition. We expect to incur additional acquisition and integration-related costs associated with the Acquisition in future periods.
During the second quarter of 2025, the Company incurred restructuring and transformation charges of $7.4 million, of which $3.3 million relates to costs associated with restructuring activities as disclosed in Note 16 to the Company's financial statements in this Form 10-Q. Restructuring and transformation charges included $6.9 million related to business optimization activities associated with the continued execution of Project Jeanius and $0.5 million related to streamlining and transferring select production within our internal manufacturing network. Project Jeanius is a comprehensive end-to-end business transformation focused on simplifying processes, optimizing systems and enhancing our global operating model with the goal of creating significant investment capacity through gross and operating margin expansion. We anticipate continued transformation costs associated with Project Jeanius as we execute on this multi-year initiative.

27 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

SECOND QUARTER OF FISCAL 2025 SUMMARY
•The Helly Hansen acquisition was completed on May 31, 2025, and the results of operations have been included since that date. Helly Hansen operating results were driven by seasonality of the business and the impact of purchase accounting adjustments.
•Net revenues increased 8% to $658.3 million compared to the three months ended June 2024, and included $29.2 million attributable to Helly Hansen.
•U.S. Wholesale revenues increased 6% compared to the three months ended June 2024, and represented 73% of total revenues in the current period. Helly Hansen U.S. Wholesale revenues were $2.9 million.
•International Wholesale revenues increased 14% compared to the three months ended June 2024, and represented 14% of total revenues in the current period. Helly Hansen International Wholesale revenues were $17.9 million.
•Direct-to-Consumer revenues increased 20% compared to the three months ended June 2024, and represented 13% of total revenues in the current period. Helly Hansen Direct-to-Consumer revenues were $8.4 million.
•Gross margin increased 160 basis points to 46.3% compared to the three months ended June 2024, and included 20 basis points of favorability attributable to Helly Hansen.
•Selling, general and administrative expenses as a percentage of net revenues increased to 34.4% compared to 32.3% for the three months ended June 2024, and included $20.5 million of acquisition and integration-related, restructuring and transformation charges and $20.4 million of operating expenses attributable to Helly Hansen.
•Operating income increased 4% to $78.5 million compared to the three months ended June 2024, and included a $5.3 million operating loss attributable to Helly Hansen.
•Other income, net was $29.8 million in the second quarter, compared to other expense, net of $3.0 million in the same period last year, and included $33.0 million of gains related to the purchase price hedges for the Acquisition.
•Net income increased 43% to $73.9 million compared to the three months ended June 2024, and included $33.0 million of gains related to the purchase price hedges for the Acquisition and a $6.9 million net loss attributable to Helly Hansen.
•Diluted earnings per share was $1.32 in the second quarter, compared to $0.92 in the same period last year, and included a $0.12 diluted loss per share attributable to Helly Hansen.
•Cash provided by operating activities was $103.3 million as compared to $152.7 million in the same period last year.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Three Months Ended June		Six Months Ended June

(Dollars in thousands)	2025	2024	2025	2024
Net revenues	$658,259	$606,898	$1,281,160	$1,238,100
Gross margin (net revenues less cost of goods sold)	$304,837	$271,360	$600,473	$556,504
As a percentage of net revenues	46.3%	44.7%	46.9%	44.9%
Selling, general and administrative expenses	$226,300	$196,117	$448,637	$396,831
As a percentage of net revenues	34.4%	32.3%	35.0%	32.1%
Operating income	$78,537	$75,243	$151,836	$159,673
As a percentage of net revenues	11.9%	12.4%	11.9%	12.9%

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 28

Additionally, the following table presents a summary of the changes in net revenues for the three and six months ended June 2025 as compared to June 2024:

(In millions)	Three Months Ended June	Six Months Ended June

Net revenues — 2024	$606.9	$1,238.1
Organic	21.5	18.4
Helly Hansen acquisition	29.2	29.2
Impact of foreign currency	0.7	(4.5)
Net revenues — 2025	$658.3	$1,281.2
Three Months Ended June 2025 Compared to the Three Months Ended June 2024
Net revenues increased 8%, including a 4% increase attributable to Helly Hansen. The increase in net revenues was driven by a 6% increase in U.S. Wholesale revenues due to category growth and a timing shift in revenue, partially offset by a decrease in our digital wholesale business. Global Direct-to-Consumer revenues increased 20% attributable to Helly Hansen and higher e-commerce and retail store sales for the Wrangler® and Lee® brands. International Wholesale revenues increased 14%, primarily attributable to Helly Hansen.
Additional details on changes in net revenues for the three months ended June 2025 as compared to June 2024 are provided in the section titled “Information by Business Segment.”
Gross margin increased 160 basis points, primarily related to 90 basis points of favorability due to the benefits of Project Jeanius and lower product costs, 30 basis points of favorability from a decrease in restructuring and transformation charges and 20 basis points of favorability attributable to Helly Hansen.
Selling, general and administrative expenses increased $30.2 million, from 32.3% to 34.4% of net revenues, driven by $20.4 million of Helly Hansen operating expenses, $14.0 million of acquisition and integration-related costs and a $5.2 million increase in restructuring and transformation charges, partially offset by declines in discretionary spending and benefits of Project Jeanius.
Other income (expense), net reflected a favorable change of $32.8 million, driven by $33.0 million of gains related to foreign currency exchange contracts to hedge the purchase price of the Acquisition.
Six Months Ended June 2025 Compared to the Six Months Ended June 2024
Net revenues increased 3%, including a 2% increase attributable to Helly Hansen. The increase in net revenues was driven by a 3% increase in U.S. Wholesale revenues due to category growth and an increase in our digital wholesale business. Global Direct-to-Consumer revenues increased 12%, attributable to Helly Hansen and higher e-commerce and retail store sales. International Wholesale revenues increased 1%, primarily attributable to Helly Hansen revenues, partially offset by lower sales in Mexico.
Additional details on changes in net revenues for the six months ended June 2025 as compared to June 2024 are provided in the section titled “Information by Business Segment.”
Gross margin increased 200 basis points, primarily related to 100 basis points from lower product costs and favorable product and channel mix, 60 basis points of favorability due to the benefits of Project Jeanius, 30 basis points of favorability from a decrease in restructuring and transformation charges and 10 basis points of favorability attributable to Helly Hansen. These benefits were partially offset by a 20 basis point impact from pricing reductions.
Selling, general and administrative expenses increased $51.8 million, from 32.1% to 35.0% of net revenues, driven by $24.4 million of acquisition and integration-related costs, $20.4 million of Helly Hansen operating expenses, an $11.3 million increase in restructuring and transformation charges, a $6.3 million increase in incentive compensation expense and a $3.1 million increase in demand creation investments, partially offset by declines in discretionary spending and benefits of Project Jeanius.
Other income (expense), net reflected a favorable change of $24.7 million, driven by $24.1 million of gains related to foreign currency exchange contracts to hedge the purchase price of the Acquisition.
The effective income tax rate for the six months ended June 2025 was 24.2% compared to 20.0% in the 2024 period. The six months ended June 2025 included a net discrete tax expense primarily related to an increase in valuation allowances in a foreign jurisdiction, partially offset by a discrete tax benefit related to stock-based compensation, the net impact of which increased the effective income tax rate by 0.7%. The six months ended June 2024 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 1.2%. The effective tax rate without discrete items for the six months ended June 2025 was 23.5% compared to 21.2% in the 2024 period. The increase was primarily due to changes in our jurisdictional mix of earnings and estimated non-deductible transaction costs incurred in conjunction with the Acquisition.

29 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

The One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump on July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework including changes to global intangible low-tax income (“GILTI”), foreign derived intangible income (“FDII”) and the base erosion and anti-abuse tax (“BEAT”). The legislation also includes the restoration of favorable tax treatment for certain business provisions such as bonus depreciation and Section 174 expensing. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the OBBBA on our consolidated financial statements.

Information by Business Segment
The Company's three reportable segments are Wrangler®, Lee® and Helly Hansen®. Refer to Note 4 to the Company's financial statements in this Form 10-Q for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the three and six months ended June 2025 as compared to the three and six months ended June 2024:
Segment Revenues:

	Three Months Ended June
(In millions)	Wrangler	Lee	Helly Hansen	Total

Segment revenues — 2024	$429.2	$175.3	$—	$604.5
Operations	31.5	(9.7)	26.7	48.4
Impact of foreign currency	0.6	0.1	—	0.7
Segment revenues — 2025	$461.3	$165.6	$26.7	$653.6

	Six Months Ended June
(In millions)	Wrangler	Lee	Helly Hansen	Total

Segment revenues — 2024	$838.7	$394.7	$—	$1,233.5
Operations	44.5	(26.3)	26.7	44.7
Impact of foreign currency	(1.7)	(2.9)	—	(4.5)
Segment revenues — 2025	$881.5	$365.5	$26.7	$1,273.7
Segment Profit (Loss):

	Three Months Ended June
(In millions)	Wrangler	Lee	Helly Hansen

Segment profit — 2024	$88.3	$13.4	$—
Operations	20.0	(1.0)	(4.8)
Impact of foreign currency	(0.2)	—	—
Segment profit (loss) — 2025	$108.1	$12.4	$(4.8)

	Six Months Ended June
(In millions)	Wrangler	Lee	Helly Hansen

Segment profit — 2024	$163.0	$48.5	$—
Operations	32.6	(3.6)	(4.8)
Impact of foreign currency	(0.7)	—	—
Segment profit (loss) — 2025	$194.9	$44.9	$(4.8)

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 30

The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment revenues	$461.3	$429.2	7.5%	$881.5	$838.7	5.1%
Segment profit	$108.1	$88.3	22.4%	$194.9	$163.0	19.6%
Operating margin	23.4%	20.6%		22.1%	19.4%
Three Months Ended June 2025 Compared to the Three Months Ended June 2024
Global revenues for the Wrangler® brand increased 7%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels, partially offset by a decline in the International Wholesale channel.
•Revenues in the Americas region increased 8%, primarily due to growth in the U.S. Wholesale channel and our U.S. direct-to-consumer business. Growth in U.S. Wholesale was driven by category growth and a timing shift in revenue, partially offset by a decrease in our digital wholesale business. Growth in our U.S. direct-to-consumer business was primarily driven by higher e-commerce sales.
•Revenues in the EMEA region increased 6%, driven by a 6% favorable impact from foreign currency, growth in our wholesale business and higher retail store sales.
•Revenues in the APAC region decreased slightly.
Operating margin increased to 23.4%, compared to 20.6% for the 2024 period, driven by lower product costs, favorable channel and product mix, benefits from Project Jeanius and a decrease in restructuring and transformation charges, partially offset by higher investments in information technology and our direct-to-consumer business.
Six Months Ended June 2025 Compared to the Six Months Ended June 2024
Global revenues for the Wrangler® brand increased 5%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels, partially offset by a decline in the International Wholesale channel.
•Revenues in the Americas region increased 5%, primarily due to growth in the U.S. Wholesale channel and our U.S. direct-to-consumer business. Growth in wholesale was driven by category growth and an increase in our U.S. digital wholesale business. Growth in our U.S. direct-to-consumer business was primarily driven by higher e-commerce sales.
•Revenues in the EMEA region increased 2%, due to growth in our wholesale business.
•Revenues in the APAC region decreased slightly.
Operating margin increased to 22.1%, compared to 19.4% for the 2024 period, primarily attributable to lower product costs, favorable product and channel mix, benefits from Project Jeanius and a decrease in restructuring and transformation charges, partially offset by higher investments in demand creation and information technology and pricing actions.

31 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

Lee

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment revenues	$165.6	$175.3	(5.5)%	$365.5	$394.7	(7.4)%
Segment profit	$12.4	$13.4	(7.1)%	$44.9	$48.5	(7.4)%
Operating margin	7.5%	7.6%		12.3%	12.3%
Three Months Ended June 2025 Compared to the Three Months Ended June 2024
Global revenues for the Lee® brand decreased 6%, due to declines in the U.S. Wholesale and International Wholesale channels, partially offset by growth in the Direct-to-Consumer channel.
•Revenues in the Americas region decreased 6%, driven by a decline in the U.S. Wholesale channel, partially offset by growth in our U.S. direct-to-consumer business. The decrease in the U.S. Wholesale channel was driven by a decrease in shipments. Growth in our U.S. direct-to-consumer business was due to higher e-commerce sales.
•Revenues in the APAC region decreased 6%, due to a decrease in wholesale revenues in China.
•Revenues in the EMEA region decreased 3%, attributable to a decline in our wholesale business, partially offset by a 5% favorable impact from foreign currency and growth in retail store sales.
Operating margin decreased to 7.5%, compared to 7.6% for the 2024 period, primarily attributable to deleverage of fixed expenses on lower revenues and unfavorable channel and product mix, partially offset by lower distribution costs and benefits from Project Jeanius.
Six Months Ended June 2025 Compared to the Six Months Ended June 2024
Global revenues for the Lee® brand decreased 7%, due to declines in the U.S. Wholesale and International Wholesale channels, partially offset by growth in the Direct-to-Consumer channel.
•Revenues in the Americas region decreased 8%, driven by a decline in the U.S. Wholesale channel and lower sales in Mexico, partially offset by growth in our U.S. direct-to-consumer business. The decrease in the U.S. Wholesale channel was due to lower wholesale shipments. Growth in our U.S. direct-to-consumer business was due to higher e-commerce sales.
•Revenues in the APAC region decreased 5%, due to a decrease in wholesale revenues in China.
•Revenues in the EMEA region decreased 6%, attributable to a decline in our wholesale business, partially offset by growth in retail store sales.
Operating margin remained flat at 12.3%. Lower distribution and product costs and benefits from Project Jeanius were offset by deleverage of fixed expenses on lower revenues and unfavorable product and channel mix.
Helly Hansen

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment revenues	$26.7	$—	*	$26.7	$—	*
Segment loss	$(4.8)	$—	*	$(4.8)	$—	*
Operating margin	(18.0)%	—%		(18.0)%	—%
*Calculation not meaningful.
The Acquisition was completed on May 31, 2025, so there is no comparative prior period and results for the three and six months ended June 2025 include one month of operations.

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 32

Other
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income before income taxes. Other includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other company-owned brands and private label apparel, and the associated costs. The businesses within the Other category, either individually or in the aggregate, do not meet the criteria to be considered reportable segments.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Other revenues	$4.7	$2.4	98.9%	$7.4	$4.6	61.0%
Loss related to other revenues	$(1.0)	$(1.1)	(6.2)%	$(1.3)	$(1.3)	(0.4)%
Operating margin	(22.2)%	(47.0)%		(16.9)%	(27.3)%

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile segment profit to income before income taxes. Corporate and other expenses, including certain acquisition and integration-related costs and restructuring and transformation costs, as well as interest expense and interest income, are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment profit (loss):
Wrangler	$108.1	$88.3	22.4%	194.9	163.0	19.6%
Lee	12.4	13.4	(7.1)%	44.9	48.5	(7.4)%
Helly Hansen	(4.8)	—	*	(4.8)	—	*
Reconciliation to income before income taxes:
Corporate and other expenses	(6.4)	(28.4)	(77.6)%	(63.1)	(56.4)	11.9%
Interest expense	(13.5)	(10.4)	29.9%	(23.3)	(19.7)	18.4%
Interest income	2.9	2.6	10.7%	6.3	5.0	25.7%
Loss related to other revenues	(1.0)	(1.1)	(6.2)%	(1.3)	(1.3)	(0.4)%
Income before income taxes	$97.7	$64.5	51.6%	$153.6	$139.1	10.4%
*Calculation not meaningful.
Three Months Ended June 2025 Compared to the Three Months Ended June 2024
Corporate and other expenses decreased $22.0 million, primarily due to gains related to the purchase price hedges for the Acquisition, partially offset by acquisition and integration-related costs during the three months ended June 2025 and increases in restructuring and transformation charges compared to the prior period.
Interest expense increased $3.1 million during the three months ended June 2025 compared to the three months ended June 2024, primarily due to higher debt outstanding to fund the Acquisition.
Six Months Ended June 2025 Compared to the Six Months Ended June 2024
Corporate and other expenses increased $6.7 million, primarily due to acquisition and integration-related costs during the six months ended June 2025 and increases in restructuring and transformation charges compared to the prior period, partially offset by gains related to the purchase price hedges for the Acquisition.
Interest expense increased $3.6 million during the six months ended June 2025 compared to the six months ended June 2024, driven by higher effective interest rates due to lower notional amounts of swap agreements and higher debt outstanding to fund the Acquisition.

33 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

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
Credit Availability
At June 2025, the Company had availability of $19.5 million under its previously existing international line of credit which is uncommitted and may be terminated at any time by either the Company or the financial institution. In addition, the Company had $17.4 million available at June 2025 under a committed international line of credit as a result of the Acquisition. There were no outstanding balances under these arrangements at June 2025.
The Company was previously party to an amended and restated senior secured Credit Agreement dated November 18, 2021 (the "2021 Credit Agreement") to provide for (i) a five-year $400.0 million term loan A facility ("2021 Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility with the lenders and agents party thereto.
On April 8, 2025, the Company completed a refinancing pursuant to which it amended and restated the 2021 Credit Agreement to provide for (i) a five-year $700.0 million term loan facility ("Term Loan A-1") consisting of a $340.0 million initial term loan ("Initial Term Loan") and a $360.0 million delayed draw term loan ("Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan facility ("Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "Revolving Credit Facility"), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. Upon closing of the Credit Agreement (the "2025 Credit Agreement"), the net proceeds from the Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under the 2021 Term Loan A. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn and used to fund the Acquisition, along with approximately $300 million of cash on hand.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million beginning in September 2026 which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. Term Loan A-2 is scheduled to be repaid in full at maturity. During the three months ended June 2025, the Company made a $25.0 million voluntary early repayment of the principal outstanding on Term Loan A-2.
As of June 2025, the Company was in compliance with all applicable covenants under the 2025 Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, or the Company experiences long-term challenges integrating and operating Helly Hansen, or meeting the resulting incremental debt service requirements, this could impact the Company's operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the 2025 Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of June 2025.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of June 2025:

(In millions)	June 2025
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.7
Cash and cash equivalents	$107.5
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.3 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
Senior Notes
Additionally, the Company has outstanding $400.0 million of unsecured 4.125% senior notes due 2029.
Refer to Note 11 in the Company's 2024 Annual Report on Form 10-K and Note 8 to the Company's financial statements in this Form 10-Q for additional information regarding the Company's debt obligations.

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 34

Other Liquidity Considerations
During the six months ended June 2025, the Company did not repurchase any shares of Common Stock under its share repurchase program authorized by the Company's Board of Directors. Of the $300.0 million authorized for repurchase under the share repurchase program, $215.0 million remained available for repurchase as of June 2025.
During the six months ended June 2025, the Company paid $57.7 million of dividends to its shareholders. On July 24, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share of the Company's Common Stock. The cash dividend will be payable on September 19, 2025, to shareholders of record at the close of business on September 9, 2025.
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
We anticipate that we will have sufficient cash flows from operations, along with existing borrowing capacity, to support continued investments in our brands, infrastructure, talent and capabilities, dividend payments to shareholders, repayment of our debt obligations when due and repurchases of Common Stock. In addition, we anticipate that we would use current liquidity as well as access to capital markets to fund any additional strategic acquisition opportunities that may arise.
We currently expect capital expenditures to be approximately $40.0 million in 2025, primarily to support manufacturing, distribution, facility improvement, information technology and owned retail store investments.
The following table presents our cash flows during the periods:

	Six Months Ended June

(In millions)	2025	2024
Cash provided (used) by:
Operating activities	$103.3	$152.7
Investing activities	$(855.4)	$(11.4)
Financing activities	$556.3	$(137.0)
Operating Activities
During the six months ended June 2025, cash provided by operating activities was $103.3 million as compared to $152.7 million in the prior year period. The decrease was primarily due to changes in working capital, including unfavorable changes in inventories and income taxes, partially offset by favorable changes in accounts receivable and accrued and other current liabilities.
Investing Activities
During the six months ended June 2025, cash used by investing activities was $855.4 million as compared to $11.4 million in the prior year period, primarily due to cash used to fund the Acquisition, partially offset by proceeds from the settlement of foreign exchange contracts associated with the purchase price of the Acquisition in the current year period.
Financing Activities
During the six months ended June 2025, cash provided by financing activities was $556.3 million as compared to $137.0 million cash used by financing activities in the prior year period. Cash provided by financing activities in the current year period was primarily related to our debt refinancing, including $1.0 billion of proceeds from the issuance of Term Loan A-1 and Term Loan A-2, partially offset by $345.0 million of repayments on the 2021 Term Loan A and a $25.0 million voluntary early repayment on Term Loan A-2, as compared to the prior year period which had no issuance of long-term debt and $35.0 million in repayments of the 2021 Term Loan A. Additionally, we did not repurchase Common Stock during the six months ended June 2025, compared to $45.3 million of Common Stock repurchases during the six months ended June 2024.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2024 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2024 that would require the use of funds. As of June 2025, there have been no material changes in the amounts disclosed in the 2024 Annual Report on Form 10-K, except as noted below:
•Due to the acquisition of Helly Hansen, commitments increased by $48.7 million, primarily related to purchase commitments for inventory and marketing arrangements.

35 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the financial statements, or are the most sensitive to change from outside factors, are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the 2024 Annual Report on Form 10-K. There have been no material changes in these policies disclosed in the 2024 Annual Report on Form 10-K, except as noted below:
•In the second quarter of 2025, the Company completed the Helly Hansen acquisition which required the application of purchase accounting. Refer to Note 9 to the Company's financial statements in this Form 10-Q for additional information on the fair value measurements applied.

Recently Issued and Adopted Accounting Standards
Refer to Note 1 to the Company's financial statements in this Form 10-Q for additional information regarding recently issued and adopted accounting standards.

Cautionary Statement on Forward-looking Statements
From time to time, the Company may make oral or written statements, including statements in this quarterly report, that constitute “forward-looking statements” within the meaning of the federal securities laws. These include statements concerning plans, objectives, projections and expectations relating to the Company's operations or economic performance and assumptions related thereto. Forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees, and actual results could differ materially from those expressed or implied in the forward-looking statements. In addition, the forward-looking statements in this report are made as of the date of this filing, and the Company does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this report include, but are not limited to: macroeconomic conditions, including elevated interest rates, moderating inflation, fluctuating foreign currency exchange rates, global supply chain issues and inconsistent consumer demand, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company's business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; reliance on a small number of large customers; potential difficulty in integrating Helly Hansen and/or in achieving the expected growth, cost savings and/or synergies from the acquisition; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; intense industry competition; the ability to accurately forecast demand for products; the Company's ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company's ability to maintain the images of its brands; changes to trade policy, including tariffs, reciprocal tariffs and import/export regulations; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company's business relating to its debt obligations; increasing pressure on margins; e-commerce operations through the Company's direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company's business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products, including as a result of tariffs and reciprocal tariffs; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; potential challenges with the Company's implementation of Project Jeanius; the Company's and its vendors' ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss or maintain operational

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 36

performance; ability to properly collect, use, manage and secure consumer and employee data; legal, regulatory, political and economic risks; the impact of climate change and related legislative and regulatory responses; stakeholder response to sustainability issues, including those related to climate change; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company's licensees to generate expected sales and maintain the value of the Company's brands; volatility in the price and trading volume of the Company's common stock; anti-takeover provisions in the Company's organizational documents; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any worsening of the global business and economic environment.
More information on potential factors that could affect the Company's financial results are described in detail in the Company's 2024 Annual Report on Form 10-K and in other reports and statements that the Company files with the Securities and Exchange Commission ("SEC").

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
(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

37 Kontoor Brands, Inc. Q2 FY25 Form 10-Q

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Second quarter fiscal 2025	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
March 30 - April 26	—	$—	—	$214,979,702
April 27 - May 24	—	—	—	214,979,702
May 25 - June 28	—	—	—	214,979,702
Total	—	$—	—
(1) The Company has a share repurchase program which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION
(c) During the three months ended June 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

31.1
Certification of Scott H. Baxter, President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Joseph A. Alkire, Executive Vice President, Chief Financial Officer and Head of Global Operations, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Scott H. Baxter, President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Joseph A. Alkire, Executive Vice President, Chief Financial Officer and Head of Global Operations, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Kontoor Brands, Inc. Q2 FY25 Form 10-Q 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: August 7, 2025	By:	/s/ Joseph A. Alkire
Joseph A. Alkire
Executive Vice President, Chief Financial Officer and Head of Global Operations (Principal Financial Officer)

	By:	/s/ S. Denise Sumner
S. Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

39 Kontoor Brands, Inc. Q2 FY25 Form 10-Q