Form 10-Q
period 2025-09-27
Kontoor Brands, Inc.
filed 2025-11-03
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of October 24, 2025, was 55,593,612.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2025	December 2024	September 2024
ASSETS
Current assets
Cash and cash equivalents	$82,428	$334,066	$269,427
Accounts receivable, net	365,970	243,660	230,435
Inventories	764,988	390,209	461,510
Prepaid expenses and other current assets	124,667	96,346	104,855
Total current assets	1,338,053	1,064,281	1,066,227
Property, plant and equipment, net	131,755	103,300	106,842
Operating lease assets	152,723	47,171	54,638
Intangible assets, net	454,521	11,232	11,778
Goodwill	518,675	208,787	209,843
Other assets	267,044	215,768	203,795
TOTAL ASSETS	$2,862,771	$1,650,539	$1,653,123
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$348,741	$179,680	$201,863
Accrued and other current liabilities	315,201	193,335	204,375
Operating lease liabilities, current	38,345	20,890	21,050
Total current liabilities	702,287	393,905	427,288
Operating lease liabilities, noncurrent	119,975	29,955	36,572
Other liabilities	168,776	86,309	87,350
Long-term debt	1,342,117	740,315	744,986
Total liabilities	2,333,155	1,250,484	1,296,196
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at September 2025, December 2024 and September 2024	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 55,584,908 at September 2025; 55,310,671 at December 2024 and 55,134,865 at September 2024	—	—	—
Additional paid-in capital	348,041	316,746	300,537
Retained earnings	256,324	199,959	166,033
Accumulated other comprehensive loss	(74,749)	(116,650)	(109,643)
Total equity	529,616	400,055	356,927
TOTAL LIABILITIES AND EQUITY	$2,862,771	$1,650,539	$1,653,123
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2025	2024	2025	2024
Net revenues	$853,215	$670,194	$2,134,375	$1,908,294
Costs and operating expenses
Cost of goods sold	501,054	370,684	1,181,741	1,052,280
Selling, general and administrative expenses	288,309	201,189	736,946	598,020
Total costs and operating expenses	789,363	571,873	1,918,687	1,650,300
Operating income	63,852	98,321	215,688	257,994
Interest expense	(18,972)	(11,178)	(42,265)	(30,852)
Interest income	349	2,965	6,686	8,006
Other (expense) income, net	(3,909)	(3,335)	14,852	(9,239)
Income before income taxes	41,320	86,773	194,961	225,909
Income taxes	(6,010)	(16,225)	(43,164)	(44,085)
Income from equity method investment	1,634	—	1,898	—
Net income	$36,944	$70,548	$153,695	$181,824
Earnings per common share
Basic	$0.66	$1.27	$2.77	$3.27
Diluted	$0.66	$1.26	$2.74	$3.22
Weighted average shares outstanding
Basic	55,575	55,421	55,497	55,655
Diluted	56,069	56,054	56,034	56,416
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands)	2025	2024	2025	2024
Net income	$36,944	$70,548	$153,695	$181,824
Other comprehensive income (loss)
Net change in foreign currency translation	7,783	1,730	38,832	(9,939)
Net change in defined benefit pension plans	(26)	(71)	(76)	(211)
Net change in derivative financial instruments	7,094	(16,366)	3,145	(31,642)
Total other comprehensive income (loss), net of related taxes	14,851	(14,707)	41,901	(41,792)
Comprehensive income	$51,795	$55,841	$195,596	$140,032
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

(In thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$153,695	$181,824
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,529	29,052
Stock-based compensation	29,683	16,316
Provision for doubtful accounts	954	951
Other	(19,679)	4,227
Changes in operating assets and liabilities, net of business acquisition effects:
Accounts receivable	(33,425)	(16,012)
Inventories	(188,052)	35,270
Accounts payable	115,127	22,502
Income taxes	(17,296)	473
Accrued and other current liabilities	84,379	28,108
Other assets and liabilities	7,539	(16,453)
Cash provided by operating activities	167,454	286,258
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(14,451)	(11,841)
Capitalized computer software	(3,149)	(2,766)
Business acquisition, net of cash received	(899,372)	—
Proceeds from the settlement of foreign exchange contracts to hedge business acquisition	24,115	—
Proceeds from sales of assets	4,032	—
Other	(1,095)	(1,858)
Cash used by investing activities	(889,920)	(16,465)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,000,000	—
Payment of debt issuance costs	(7,433)	—
Repayments of term loan	(395,000)	(40,000)
Repurchases of Common Stock	—	(85,677)
Dividends paid	(86,618)	(83,306)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(9,092)	(1,769)
Cash provided (used) by financing activities	501,857	(210,752)
Effect of foreign currency rate changes on cash and cash equivalents	(31,029)	(4,664)
Net change in cash and cash equivalents	(251,638)	54,377
Cash and cash equivalents – beginning of period	334,066	215,050
Cash and cash equivalents – end of period	$82,428	$269,427
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2024	55,311	$—	$316,746	$199,959	$(116,650)	$400,055
Net income	—	—	—	42,882	—	42,882
Stock-based compensation, net	121	—	14,924	(4,429)	—	10,495
Other comprehensive income	—	—	—	—	2,064	2,064
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,824)	—	(28,824)
Balance, March 2025	55,432	$—	$331,670	$209,588	$(114,586)	$426,672
Net income	—	—	—	73,869	—	73,869
Stock-based compensation, net	136	—	6,756	(5,043)	—	1,713
Other comprehensive income	—	—	—	—	24,986	24,986
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,893)	—	(28,893)
Balance, June 2025	55,568	$—	$338,426	$249,521	$(89,600)	$498,347
Net income	—	—	—	36,944	—	36,944
Stock-based compensation, net	17	—	9,615	(1,240)	—	8,375
Other comprehensive income	—	—	—	—	14,851	14,851
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,901)	—	(28,901)
Balance, September 2025	55,585	$—	$348,041	$256,324	$(74,749)	$529,616

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2023	55,720	$—	$273,197	$166,567	$(67,851)	$371,913
Net income	—	—	—	59,507	—	59,507
Stock-based compensation, net	309	—	11,209	(7,106)	—	4,103
Other comprehensive loss	—	—	—	—	(381)	(381)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,844)	—	(27,844)
Repurchases of Common Stock, including excise tax	(337)	—	(105)	(20,000)	—	(20,105)
Balance, March 2024	55,692	$—	$284,301	$171,124	$(68,232)	$387,193
Net income	—	—	—	51,769	—	51,769
Stock-based compensation, net	327	—	13,383	(5,436)	—	7,947
Other comprehensive loss	—	—	—	—	(26,704)	(26,704)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,888)	—	(27,888)
Repurchases of Common Stock, including excise tax	(345)	—	(166)	(25,000)	—	(25,166)
Balance, June 2024	55,674	$—	$297,518	$164,569	$(94,936)	$367,151
Net income	—	—	—	70,548	—	70,548
Stock-based compensation, net	26	—	3,405	(1,490)	—	1,915
Other comprehensive loss	—	—	—	—	(14,707)	(14,707)
Dividends on Common Stock ($0.50 per share)	—	—	—	(27,574)	—	(27,574)
Repurchases of Common Stock	(565)	—	(386)	(40,020)	—	(40,406)
Balance, September 2024	55,135	$—	$300,537	$166,033	$(109,643)	$356,927
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

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
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending January 3, 2026 ("fiscal 2025"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended September 2025, December 2024 and September 2024 correspond to the fiscal periods ended September 27, 2025, December 28, 2024, and September 28, 2024, respectively.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company during the third quarter of 2025 included inconsistent consumer demand despite recent declines in interest rates, fluctuating foreign currency exchange rates, moderating inflation and global supply chain issues. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment.
During 2025, the U.S. government enacted significant changes to its tariff regime which increased rates on virtually all imports, many of which have gone into effect or will go into effect during the fourth quarter of 2025. The ongoing impact of increased tariff rates and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility. Additionally, the increased tariff rates impacted gross margins during the third quarter of 2025 and are expected to continue to impact future periods. These factors continued to contribute to uncertain global economic conditions and consumer spending patterns, which impacted retailers' and the Company's operations.
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
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and nine months ended September 2025 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2025. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2024 Annual Report on Form 10-K for the fiscal year ended December 28, 2024, as filed with the Securities and Exchange Commission on February 25, 2025 ("2024 Annual Report on Form 10-K").
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires disclosure of specific categories and greater disaggregation within the income tax rate reconciliation, and disclosure of disaggregated income taxes paid. This guidance is

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
effective for the Company for the annual reporting period ending January 3, 2026 and the Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for all entities intended to reduce the cost and complexity of estimating credit losses for current accounts receivable and contract assets arising from transactions accounted for under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which modernizes the accounting for internal-use software and increases the operability of the recognition guidance considering different methods of software development. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification," which clarifies the scope of derivative accounting for certain contracts. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.
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
The acquisition of Helly Hansen (the "Acquisition") was completed on May 31, 2025 (the "Closing Date"), with cash consideration paid of $1.3 billion CAD, equivalent to $957.5 million U.S. dollars, subject to working capital and other closing adjustments. The purchase price was funded by indebtedness and cash on hand.
The following table summarizes the preliminary purchase price based on the Company's current estimates of working capital and other adjustments as of September 2025:

(In thousands)	May 31, 2025

Cash consideration paid to seller	$957,470
Less: Working capital and other closing adjustments	(24,632)
Purchase price	$932,838
Helly Hansen® is a premium global outdoor and workwear brand, and Musto® is a premium sailing and outdoor brand. The Acquisition scales Kontoor's penetration in the large and growing outdoor and workwear markets globally, and diversifies Kontoor's portfolio across geographies, categories, consumers and points of distribution. The Company performed an analysis under ASC 280, Segment Reporting, and concluded that the Helly Hansen® brand is a reportable segment. In addition, we determined that the Musto® brand does not meet the criteria to be considered a reportable segment and is reported in the "Other" category.
For the three and nine months ended September 2025, net revenues attributable to the Acquisition were $192.7 million and $221.9 million. For the three and nine months ended September 2025, the Acquisition contributed net income of $1.9 million and net loss of $5.0 million, respectively.

9 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the preliminary purchase price allocation of the estimated fair values of assets acquired and liabilities assumed at the Closing Date of the Acquisition:

(In thousands)	May 31, 2025

Cash and cash equivalents	$33,467
Accounts receivable, net	79,509
Inventories	177,120
Prepaid expenses and other current assets	13,902
Property, plant and equipment	35,615
Operating lease assets	96,640
Intangible assets	440,000
Deferred income tax assets	14,085
Other assets	36,061
Total assets acquired	$926,399

Accounts payable	$50,997
Accrued and other current liabilities	70,544
Operating lease liabilities, current	15,463
Operating lease liabilities, noncurrent	81,527
Deferred income tax liabilities	78,472
Other liabilities	2,174
Total liabilities assumed	$299,177

Net assets acquired	$627,222
Goodwill	305,616
Purchase price	$932,838
The Company is continuing the process of finalizing working capital adjustments and valuing the assets acquired and liabilities assumed. These fair values were based on management's estimates and assumptions; accordingly, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Closing Date. During the measurement period, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained related to the finalization of working capital, income tax matters and other purchase price adjustments. During the three months ended September 2025, the Company recorded measurement period adjustments, primarily due to changes in working capital estimates, resulting in an increase to goodwill of $27.9 million. The final determination of the purchase price allocation will be completed as soon as practicable, and within the measurement period of up to one year from the Closing Date.
Goodwill is attributable to the acquired workforce of Helly Hansen and the significant synergies expected to arise as a result of the Acquisition. Substantially all of the goodwill was assigned to the Helly Hansen segment and is not deductible for tax purposes.
The Helly Hansen® and Musto® trademarks, which management believes to have indefinite lives, have been valued at $400.0 million and $4.0 million, respectively, using the relief-from-royalty method. Customer relationships have been valued at $36.0 million using the multi-period excess earnings method and are being amortized using an accelerated method over a 12-year period. The relief-from-royalty and multi-period excess earnings methods are both forms of the income valuation approach.

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the unaudited pro forma results of operations for the Company assuming that the Acquisition had occurred on December 31, 2023, which is the first day of fiscal year 2024:

	Three Months Ended September		Nine Months Ended September
(In thousands, except per share amounts)
	2025	2024	2025	2024
Net revenues	$853,215	$844,446	$2,363,498	$2,335,227
Net income	$37,153	$66,381	$130,130	$166,970
Earnings per common share
Basic	$0.67	$1.20	$2.34	$3.00
Diluted	$0.66	$1.18	$2.32	$2.96
These pro forma results were based on estimates and assumptions which management believes are reasonable. They do not reflect the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments primarily related to interest expense from incremental borrowings and purchase accounting including depreciation and amortization. During the third quarter of 2025, the Company identified revisions to the previously reported unaudited pro forma results, and accordingly, has revised certain adjustments for the nine-month periods ended September 2025 and 2024. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented. No assumptions have been applied to the pro forma results regarding potential operating cost savings or other business synergies expected to be achieved.
Joint Venture
On May 31, 2025, as part of the Acquisition, the Company acquired a 50% noncontrolling financial interest in a joint venture that was formed to develop and sell Helly Hansen® products in China. In addition, the Helly Hansen® brand has a licensing arrangement with the joint venture where it receives royalties based on a percentage of the licensed products’ net revenues. The Company has the ability to exercise significant influence, but not control, over the joint venture, and as such it is not consolidated. The Company accounts for the joint venture under the equity method of accounting, and recognizes 50% of the joint venture's profits and losses. The Company reports its 50% of the joint venture's profits and losses as "income from equity method investment", a separate component of net income within the statements of operations. The Company initially recorded its investment in the joint venture at fair value, which is reflected in the Company's preliminary purchase price allocation within "other assets."

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
Other includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other company-owned brands and private label apparel.

	Three Months Ended September 2025

(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total

Channel revenues
U.S. Wholesale	$374,024	$93,586	$30,432	$2,588	$500,630
International Wholesale	54,113	60,738	125,366	3,752	243,969
Direct-to-Consumer	43,094	32,419	30,132	2,971	108,616
Total	$471,231	$186,743	$185,930	$9,311	$853,215

Geographic revenues
U.S.	$410,541	$108,216	$39,408	$3,017	$561,182
International	60,690	78,527	146,522	6,294	292,033
Total	$471,231	$186,743	$185,930	$9,311	$853,215

11 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 2024

(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$373,643	$105,342	$—	$3,577	$482,562
International Wholesale	51,599	65,268	—	—	116,867
Direct-to-Consumer	38,865	31,733	—	167	70,765
Total	$464,107	$202,343	$—	$3,744	$670,194

Geographic revenues
U.S.	$406,656	$119,254	$—	$3,744	$529,654
International	57,451	83,089	—	—	140,540
Total	$464,107	$202,343	$—	$3,744	$670,194

	Nine Months Ended September 2025

(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total

Channel revenues
U.S. Wholesale	$1,092,310	$292,602	$33,144	$7,313	$1,425,369
International Wholesale	137,416	151,828	141,811	5,240	436,295
Direct-to-Consumer	123,030	107,840	37,647	4,194	272,711
Total	$1,352,756	$552,270	$212,602	$16,747	$2,134,375

Geographic revenues
U.S.	$1,195,827	$335,468	$44,466	$8,163	$1,583,924
International	156,929	216,802	168,136	8,584	550,451
Total	$1,352,756	$552,270	$212,602	$16,747	$2,134,375

	Nine Months Ended September 2024

(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$1,055,744	$321,102	$—	$7,831	$1,384,677
International Wholesale	136,331	170,548	—	—	306,879
Direct-to-Consumer	110,771	105,435	—	532	216,738
Total	$1,302,846	$597,085	$—	$8,363	$1,908,294

Geographic revenues
U.S.	$1,147,096	$362,436	$—	$8,363	$1,517,895
International	155,750	234,649	—	—	390,399
Total	$1,302,846	$597,085	$—	$8,363	$1,908,294

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	September 2025	December 2024	September 2024
Accounts receivable, net (a)	$365,970	$243,660	$230,435
Contract assets (b)	11,853	16,576	9,729
Contract liabilities (c)	2,372	1,757	2,008
(a) "Accounts receivable, net" at September 2025 includes $116.2 million related to Helly Hansen.
(b) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(c) Included within "accrued and other current liabilities" in the Company's balance sheets.
For the three and nine months ended September 2025 and September 2024, no significant revenue was recognized that was included in contract liabilities as of December 2024 and December 2023, respectively. For the three and nine months ended September 2025, no significant revenue was recognized from performance obligations satisfied, or partially satisfied, in prior periods. As of September 2025, the Company has contractual rights under its licensing agreements to receive $73.4 million of fixed consideration related to the future minimum guarantees through December 2030.

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
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income before income taxes. Other includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other company-owned brands and private label apparel, and the associated costs. Results of the Musto® brand have been included since the Helly Hansen acquisition on May 31, 2025. The businesses within the Other category, either individually or in the aggregate, do not meet the criteria to be considered reportable segments.
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

13 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended September		Nine Months Ended September

(In thousands)	2025	2024	2025	2024
Wrangler
Net revenues (1)	$471,231	$464,107	$1,352,756	$1,302,846
Cost of goods sold	251,155	260,448	725,368	733,506
Selling, general and administrative expenses	101,774	103,334	310,552	301,785
Other segment items (2)	1,889	2,572	5,484	6,797
Segment profit	$116,413	$97,753	$311,352	$260,758
Lee
Net revenues (1)	$186,743	$202,343	$552,270	$597,085
Cost of goods sold	102,353	107,822	290,888	312,727
Selling, general and administrative expenses	66,818	70,472	197,454	209,886
Other segment items (2)	861	694	2,353	2,656
Segment profit	$16,711	$23,355	$61,575	$71,816
Helly Hansen
Net revenues (1)	$185,930	$—	$212,602	$—
Cost of goods sold	105,053	—	117,602	—
Selling, general and administrative expenses	72,955	—	91,866	—
Other segment items	(87)	—	(62)	—
Segment profit	$8,009	$—	$3,196	$—

Total reportable segment profit	$141,133	$121,108	$376,123	$332,574
Corporate and other expenses (3)	(79,617)	(26,307)	(142,756)	(82,745)
Interest expense	(18,972)	(11,178)	(42,265)	(30,852)
Interest income	349	2,965	6,686	8,006
Profit (loss) related to other revenues (4)	(1,573)	185	(2,827)	(1,074)
Income before income taxes	$41,320	$86,773	$194,961	$225,909
(1) Refer to Note 3 to the Company's financial statements in this Form 10-Q for the reconciliation of reportable segment revenues to consolidated net revenues.
(2) "Other segment items" for the Wrangler® and Lee® segments primarily includes funding fees related to the sale of trade accounts receivable program discussed in Note 5 to the Company's financial statements in this Form 10-Q. Funding fees are reflected in the Company's statements of operations within "other (expense) income, net".
(3) "Corporate and other expenses" includes a gain of $24.1 million for the nine months ended September 2025 related to the foreign currency exchange contracts to hedge the purchase price of the Acquisition. There were no hedge gains recognized for the three months ended September 2025. Additionally, the Company recorded $38.1 million of restructuring and transformation charges related to the closure of a portion of our manufacturing facilities during the three and nine months ended September 2025.
(4) "Profit (loss) related to other revenues" includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other company-owned brands and private label apparel, and the associated costs, for purposes of reconciling "total reportable segment profit" to consolidated "income before income taxes."

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts, including the activity of Helly Hansen since the Closing Date:

(In thousands)	2025	2024
Balance, December	$6,438	$7,215
Increase in provision for expected credit losses	954	951
Accounts receivable balances written off	(820)	(950)
Other (1)	1,449	100
Balance, September	$8,021	$7,316
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
During the nine months ended September 2025 and September 2024, the Company sold total trade accounts receivable of $1,040.2 million and $1,016.8 million, respectively. As of September 2025, December 2024 and September 2024, $218.0 million, $178.2 million and $243.1 million, respectively, of the sold trade accounts receivable remained outstanding with the financial institution.
The funding fees charged by the financial institution for this program are reflected in the Company's statements of operations within "other (expense) income, net" and were $2.5 million and $7.6 million for the three and nine months ended September 2025, respectively, and $3.2 million and $9.0 million for the three and nine months ended September 2024, respectively. Net proceeds of this program are reflected as operating activities in the Company's statements of cash flows.

NOTE 6 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets, including Helly Hansen inventories:

(In thousands)	September 2025	December 2024	September 2024
Finished products	$717,389	$323,654	$389,181
Work-in-process	25,389	33,011	33,789
Raw materials	22,210	33,544	38,540
Total inventories	$764,988	$390,209	$461,510
(a) "Total inventories" at September 2025 includes $205.4 million related to Helly Hansen.

NOTE 7 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers of the Lee® and Wrangler® brands the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. At September 2025, December 2024 and September 2024, accounts payable included total outstanding balances of $50.2 million, $31.1 million and $34.1 million, respectively, due to suppliers that participate in the SCF programs.

15 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At September 2025, December 2024 and September 2024, the Company had availability of $19.6 million, $19.2 million and $20.0 million, respectively, under its previously established international line of credit which is uncommitted and may be terminated at any time by either the Company or the financial institution. In addition, the Company had $17.5 million available at September 2025 under a committed international line of credit as a result of the Acquisition. There were no outstanding balances under either of these arrangements at September 2025, December 2024 and September 2024.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	September 2025	December 2024	September 2024
Revolving Credit Facility	$—	$—	$—
Term Loan A-1	696,313	—	—
Term Loan A-2	249,008	—	—
Term Loan A	—	344,100	348,965
4.125% Notes, due 2029	396,796	396,215	396,021
Total long-term debt	1,342,117	740,315	744,986
Less: current portion	—	—	—
Long-term debt, due beyond one year	$1,342,117	$740,315	$744,986
Credit Facilities

The Company was previously party to an amended and restated senior secured Credit Agreement dated November 18, 2021 (the "2021 Credit Agreement") that provided for (i) a five-year $400.0 million term loan A facility ("2021 Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility with the lenders and agents party thereto.
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
Term Loan A-1 and Term Loan A-2 had outstanding principal amounts of $700.0 million and $250.0 million at September 2025, respectively. The 2021 Term Loan A had an outstanding principal amount of $345.0 million and $350.0 million at December 2024 and September 2024, respectively. These balances are reported in the Company's balance sheet net of unamortized deferred financing costs. As of September 2025, interest expense on Term Loan A-1 and Term Loan A-2 was being recorded at an effective annual interest rate of 5.3% and 5.9%, respectively, including the amortization of deferred financing costs. Interest expense on Term Loan A-1 also includes the impact of the Company's interest rate swap agreements.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million beginning in September 2026 which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. Term Loan A-2 is scheduled to be repaid in full at maturity. During the three and nine months ended September 2025, the Company made voluntary early repayments of $25.0 million and $50.0 million, respectively, of the principal outstanding amount on Term Loan A-2.

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of September 2025, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.3 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.7 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowings plus an applicable margin, as defined therein.
The 2025 Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the 2025 Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with future material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of September 2025, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
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
The Notes had an outstanding principal amount of $400.0 million at September 2025, December 2024 and September 2024, which is reported net of unamortized deferred financing costs. As of September 2025, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company's existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of September 2025, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable non-financial covenants for at least one year from the issuance of these financial statements.
Refer to Note 11 in the Company's 2024 Annual Report on Form 10-K for additional information regarding the Company's debt obligations.
Total cash paid for interest was $35.2 million and $27.0 million during the nine months ended September 2025 and September 2024, respectively.

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

17 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

September 2025
Financial assets:
Cash equivalents:
Money market funds	$29,102	$29,102	$—	$—
Time deposits	2,256	2,256	—	—
Foreign currency exchange contracts	8,885	—	8,885	—
Interest rate swap agreements	1,081	—	1,081	—
Investment securities	52,060	52,060	—	—
Financial liabilities:
Foreign currency exchange contracts	9,580	—	9,580	—
Deferred compensation	56,457	—	56,457	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2024
Financial assets:
Cash equivalents:
Money market funds	$263,637	$263,637	$—	$—
Time deposits	2,575	2,575	—	—
Foreign currency exchange contracts	7,720	—	7,720	—
Interest rate swap agreements	5,390	—	5,390	—
Investment securities	48,976	48,976	—	—
Financial liabilities:
Foreign currency exchange contracts	11,620	—	11,620	—
Deferred compensation	53,333	—	53,333	—
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
Additionally, at September 2025, the carrying value of the Company's long-term debt was $1,342.1 million compared to a fair value of $1,322.3 million. At December 2024, the carrying value of the Company's long-term debt was $740.3 million compared to a fair value of $710.8 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2025 and December 2024, their carrying values approximated fair value due to the short-term nature of these instruments.

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Nonrecurring Fair Value Measurements
In accounting for the Helly Hansen acquisition, the Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price is allocated to the assets acquired, liabilities assumed and the noncontrolling interest based on their estimated fair values as of the Closing Date. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. We engaged a third-party appraisal firm to assist in the fair value determination of certain tangible and intangible assets. Valuation techniques include the relief-from-royalty method, the multi-period excess earnings method, and the replacement cost and income methods. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective and requires the use of significant estimates including future expected cash inflows and outflows, growth rates, expected lives, discount rates, royalty rates and income tax rates. The Company's estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and actual results may differ from estimates used. Additionally, the purchase price allocation is preliminary and subject to revision as additional information is obtained about the facts and circumstances that existed as of the Closing Date. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional details regarding the Acquisition and the preliminary purchase price allocation.

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties on a recurring basis to hedge certain foreign currency transactions. The notional amount of these outstanding foreign currency exchange contracts was $704.7 million at September 2025, $303.0 million at December 2024 and $317.0 million at September 2024, consisting primarily of contracts hedging exposures to the euro, Mexican peso, Norwegian krone, Canadian dollar, British pound, Polish zloty and Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
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
During 2019, the Company entered into "floating to fixed" interest rate swap agreements that matured on April 18, 2024. On September 9, 2024, the Company entered into "floating to fixed" interest rate swap agreements that mature on August 18, 2029. In April 2025, the Company entered into "floating to fixed" interest rate swap agreements that mature on March 18, 2027 and April 18, 2027. The notional amount of these outstanding agreements was $650.0 million at September 2025 and $150.0 million at December 2024.
The Company's outstanding derivative financial instruments entered into on a recurring basis met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of September 2025.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	September	December	September	September	December	September
(In thousands)	2025	2024	2024	2025	2024	2024

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$8,854	$7,720	$627	$(9,580)	$(11,620)	$(12,987)
Interest rate swap agreements	1,081	5,390	—	—	—	(203)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	31	—	—	—	—	(37)
Total derivatives	$9,966	$13,110	$627	$(9,580)	$(11,620)	$(13,227)

19 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	September 2025		December 2024		September 2024

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$9,966	$(9,580)	$13,110	$(11,620)	$627	$(13,227)
Gross amounts not offset in the balance sheet	(2,523)	2,523	(3,468)	3,468	(627)	627
Net amounts	$7,443	$(7,057)	$9,642	$(8,152)	$—	$(12,600)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	September 2025	December 2024	September 2024
Prepaid expenses and other current assets	$6,032	$5,845	$556
Accrued and other current liabilities	(7,791)	(10,659)	(10,686)
Other assets	3,934	7,265	71
Other liabilities	(1,789)	(961)	(2,541)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended September		Nine Months Ended September

Cash Flow Hedging Relationships	2025	2024	2025	2024
Foreign currency exchange contracts	$7,303	$(12,592)	$383	$(13,780)
Interest rate swap agreements	519	(128)	(1,584)	(81)
Total	$7,822	$(12,720)	$(1,201)	$(13,861)

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended September		Nine Months Ended September

Location of Gain (Loss)	2025	2024	2025	2024
Net revenues	$(49)	$(402)	$(1,037)	$(1,564)
Cost of goods sold	(1,051)	4,635	(2,650)	16,216
Other (expense) income, net	(241)	71	(9)	238
Interest expense	1,544	75	2,725	3,375
Total	$203	$4,379	$(971)	$18,265

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Derivative Contracts Not Designated as Hedges
Any derivative contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets, and changes in the fair values of these contracts are recognized directly in earnings. During the first and second quarters of 2025, the Company entered into foreign currency exchange contracts totaling $1.3 billion CAD to hedge the purchase price of the Acquisition, which were settled on May 30, 2025, for a gain of $24.1 million. Derivative contracts not designated as hedges include these purchase price hedge contracts, along with a limited number of cash flow hedges that were deemed ineffective and de-designated during the nine months ended September 2025 and September 2024. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
The following table presents a summary of derivatives not designated as hedges included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedges		Three Months Ended September		Nine Months Ended September

		2025	2024	2025	2024
Foreign currency exchange contracts	Net revenues	$139	$—	$139	$—
Foreign currency exchange contracts	Cost of goods sold	946	(5)	875	6
Foreign currency exchange contracts	Other (expense) income, net	—	(13)	24,106	(9)
Total		$1,085	$(18)	$25,120	$(3)
Other Derivative Information
There were no significant amounts recognized in earnings for the ineffective portion of any hedging relationships during the three and nine months ended September 2025 and September 2024.
At September 2025, AOCL included $1.1 million of pre-tax net deferred losses for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 11 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	September 2025	December 2024	September 2024
Foreign currency translation	$(76,673)	$(115,505)	$(100,996)
Defined benefit pension plans	2,043	2,119	2,702
Derivative financial instruments	(119)	(3,264)	(11,349)
Accumulated other comprehensive loss	$(74,749)	$(116,650)	$(109,643)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended September 2025
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, June 2025	$(84,456)	$2,069	$(7,213)	$(89,600)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	7,783	—	6,840	14,623
Reclassifications to net income of previously deferred (gains) losses	—	(26)	254	228
Net other comprehensive income (loss)	7,783	(26)	7,094	14,851
Balance, September 2025	$(76,673)	$2,043	$(119)	$(74,749)

21 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 2024
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2024	$(102,726)	$2,773	$5,017	$(94,936)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	1,730	—	(12,001)	(10,271)
Reclassifications to net income of previously deferred (gains) losses	—	(71)	(4,365)	(4,436)
Net other comprehensive income (loss)	1,730	(71)	(16,366)	(14,707)
Balance, September 2024	$(100,996)	$2,702	$(11,349)	$(109,643)

	Nine Months Ended September 2025
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2024	$(115,505)	$2,119	$(3,264)	$(116,650)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	38,832	—	1,114	39,946
Reclassifications to net income of previously deferred (gains) losses	—	(76)	2,031	1,955
Net other comprehensive income (loss)	38,832	(76)	3,145	41,901
Balance, September 2025	$(76,673)	$2,043	$(119)	$(74,749)

	Nine Months Ended September 2024
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2023	$(91,057)	$2,913	$20,293	$(67,851)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(9,939)	—	(14,174)	(24,113)
Reclassifications to net income of previously deferred (gains) losses	—	(211)	(17,468)	(17,679)
Net other comprehensive income (loss)	(9,939)	(211)	(31,642)	(41,792)
Balance, September 2024	$(100,996)	$2,702	$(11,349)	$(109,643)

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 22

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended September		Nine Months Ended September
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2025	2024	2025	2024
Defined benefit pension plans:
Net change in deferred gains (losses) during the period	Selling, general and administrative expenses	$35	$96	$101	$281
Total before tax		35	96	101	281
Income taxes	Income taxes	(9)	(25)	(25)	(70)
Net of tax		26	71	76	211
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(49)	$(402)	$(1,037)	$(1,564)
Foreign currency exchange contracts	Cost of goods sold	(1,051)	4,635	(2,650)	16,216
Foreign currency exchange contracts	Other (expense) income, net	(241)	71	(9)	238
Interest rate swap agreements	Interest expense	1,544	75	2,725	3,375
Total before tax		203	4,379	(971)	18,265
Income taxes	Income taxes	(457)	(14)	(1,060)	(797)
Net of tax		(254)	4,365	(2,031)	17,468
Total reclassifications for the period, net of tax		$(228)	$4,436	$(1,955)	$17,679

NOTE 12 — INCOME TAXES
The effective income tax rate for the nine months ended September 2025 was 22.1% compared to 19.5% in the 2024 period. The nine months ended September 2025 included a net discrete tax benefit primarily related to stock-based compensation, one-time benefits related to the release of tax reserves and the remeasurement of deferred tax assets, partially offset by an increase in valuation allowances in a foreign jurisdiction, the net impact of which decreased the effective income tax rate by 0.5%. The nine months ended September 2024 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.7%. The effective tax rate without discrete items for the nine months ended September 2025 was 22.6% compared to 20.2% in the 2024 period. The increase was primarily due to changes in our jurisdictional mix of earnings and estimated non-deductible transaction costs incurred in conjunction with the Acquisition.
During the nine months ended September 2025, the amount of net unrecognized tax benefits and associated interest decreased by $0.9 million to $11.6 million. Management does not believe that the amount of unrecognized tax benefits will materially decrease within the next 12 fiscal months.

NOTE 13 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2025	2024	2025	2024
Net income	$36,944	$70,548	$153,695	$181,824
Basic weighted average shares outstanding	55,575	55,421	55,497	55,655
Dilutive effect of stock-based awards	494	633	537	761
Diluted weighted average shares outstanding	56,069	56,054	56,034	56,416
Earnings per share:
Basic earnings per share	$0.66	$1.27	$2.77	$3.27
Diluted earnings per share	$0.66	$1.26	$2.74	$3.22

23 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
For the three and nine months ended September 2025 and September 2024, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For the three and nine months ended September 2025, a total of 0.6 million shares of performance-based restricted stock units were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For the three and nine months ended September 2024, a total of 0.5 million and 0.6 million shares, respectively, of performance-based restricted stock units were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 14 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2036. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Nine Months Ended September

(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$26,074	$24,378
Right-of-use operating lease assets obtained in exchange for new operating lease liabilities - non-cash activity (1)	$107,537	$7,675
(1) Includes $96.6 million related to the right-of-use operating lease assets obtained in the Acquisition on May 31, 2025.

NOTE 15 — RESTRUCTURING
Restructuring charges relate to costs associated with exit or disposal activities. In the three months ended September 2025, charges primarily relate to the decision to close a portion of our manufacturing facilities, resulting in severance and employee-related charges of $32.2 million, asset impairments of $3.9 million and other facility termination costs of $1.9 million, all of which was recorded within 'cost of goods sold' in the Company's statement of operations.
During the three and nine months ended September 2025 and September 2024, the Company also incurred restructuring and transformation charges related to business optimization and other actions to streamline and transfer select production within our internal manufacturing network.
The following table summarizes the restructuring charges recorded during the three and nine months ended September 2025 and September 2024:

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2025	2024	2025	2024
Severance and employee-related benefits	$34,297	$386	$39,577	$4,371
Asset impairments	3,864	49	3,864	650
Inventory write-downs	—	—	—	1,902
Other	2,318	1,712	3,679	3,139
Total restructuring charges	$40,479	$2,147	$47,120	$10,062
The following table presents the classification of these restructuring costs in the Company's statements of operations:

	Three Months Ended September		Nine Months Ended September

(In thousands)	2025	2024	2025	2024
Cost of goods sold	$38,409	$2,049	$40,001	$8,259
Selling, general, and administrative expenses	2,070	98	7,119	1,803
Total	$40,479	$2,147	$47,120	$10,062

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 24

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents these restructuring costs by business segment:

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2025	2024	2025	2024
Wrangler	$424	$1,823	$1,880	$7,954
Lee	—	—	—	40
Corporate and other	40,055	324	45,240	2,068
Total	$40,479	$2,147	$47,120	$10,062
The following table presents activity in the restructuring accrual for the nine-month period ended September 2025:

(In thousands)
Accrual at December 2024	$1,895
Charges(1)	41,667
Cash payments	(20,518)
Adjustments to accruals	(398)
Currency translation	43
Balance, September 2025	$22,689
(1) The Company also recorded approximately $5.5 million of non-cash and other charges related to the closure of a portion of our manufacturing facilities and streamlining and transferring select production within our internal manufacturing network.
Of the $22.7 million restructuring accrual reported in the Company's balance sheet at September 2025, $22.2 million is expected to be paid out within the next 12 months and was classified within "accrued and other current liabilities," and the remaining $0.5 million was classified within "other liabilities." Of the $1.9 million restructuring accrual reported in the Company's balance sheet at December 2024, $1.8 million was classified within "accrued and other current liabilities," and the remaining $0.1 million was classified within "other liabilities."

NOTE 16 — SUBSEQUENT EVENT
On October 22, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.53 per share of the Company's Common Stock. The cash dividend will be payable on December 18, 2025, to shareholders of record at the close of business on December 8, 2025.

25 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

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
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending January 3, 2026 ("fiscal 2025"), which is a 53-week fiscal year. For presentation purposes herein, all references to periods ended September 2025, December 2024 and September 2024 correspond to the fiscal periods ended September 27, 2025, December 28, 2024, and September 28, 2024, respectively.
References to fiscal 2025 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from the prior year comparable period when translating foreign currencies into U.S. dollars. The Company's most significant foreign currency translation exposure is typically driven by business conducted in euro-based countries, the Norwegian krone, the Chinese yuan, the Canadian dollar and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company during the third quarter of 2025 included inconsistent consumer demand despite recent declines in interest rates, fluctuating foreign currency exchange rates, moderating inflation and global supply chain issues.
During 2025, the U.S. government enacted significant changes to its tariff regime which increased rates on virtually all imports, many of which have gone into effect or will go into effect during the fourth quarter of 2025. The ongoing impact of increased tariff rates and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility. Additionally, the increased tariff rates impacted gross margins during the third quarter of 2025 and are expected to continue to impact future periods. These factors continued to contribute to uncertain global economic conditions and consumer spending patterns, which impacted retailers' and the Company's operations.
Inflationary and interest rate pressures have moderated in recent quarters. These pressures have continued to impact us, along with recent increases in product costs and tariffs, compared to the third quarter of 2024. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment. The Company has responded to ongoing macroeconomic conditions by controlling expenses, strategic pricing adjustments and investing in our brands and strategic priorities.
In connection with the recently enacted U.S. tariff regime discussed above, the Company continues to evaluate mitigating actions including the transfer of production within our global supply chain, transformation of our supply chain capabilities, pricing adjustments,

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 26

supplier partnership initiatives and other proactive mitigating actions. While we anticipate continued uncertainty related to the macroeconomic environment during the remainder of 2025 and into 2026, including the potential impacts of further tariff increases, we believe we are appropriately positioned to successfully manage through operational challenges that may arise. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
Business Overview
We are focused on driving brand growth and delivering long-term value to our stakeholders including our consumers, customers, shareholders, suppliers and communities around the world. Through our three global brands, we are focused on accelerating growth, expanding operating margin, increasing capital allocation optionality and establishing the Company as the employer of choice in the industry. Additionally, the integration of the recently completed acquisition of Helly Hansen is a strategic focus for the Company, with an emphasis on growth and operating margin expansion. The Company also continues to execute on Project Jeanius, a comprehensive end-to-end business transformation focused on simplifying processes, optimizing systems and enhancing our global operating model with the goal of creating significant investment capacity through gross and operating margin expansion.
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
The acquisition of Helly Hansen (the "Acquisition") was completed on May 31, 2025, with cash consideration paid of $1.3 billion CAD, equivalent to $957.5 million U.S. dollars. The purchase price was funded by indebtedness and cash on hand. During the three months ended September 2025, the Company recorded measurement period adjustments, primarily to working capital estimates, resulting in an increase to goodwill of $27.9 million. The final determination of the purchase price allocation will be completed as soon as practicable, and within the measurement period of up to one year from the Closing Date. During the third quarter of 2025, the Company incurred acquisition and integration-related costs of $12.0 million comprised primarily of professional and other fees. We expect to incur additional integration-related costs associated with the Acquisition in future periods.
During the third quarter of 2025, the Company closed a portion of our manufacturing facilities and incurred restructuring and transformation charges of $38.1 million primarily related to severance and employee-related benefits. A reduction in our manufacturing facilities and diversification in our sourcing footprint, which is part of our ongoing supply chain transformation, will help to promote flexibility, balance costs, improve speed of service and enhance our sourcing capabilities. We will continue to leverage our manufacturing expertise to maximize utilization and efficiency at our remaining manufacturing facilities.
Additionally, during the third quarter of 2025, the Company incurred restructuring and transformation charges of $7.6 million related to business optimization activities associated with the continued execution of Project Jeanius and $0.4 million related to streamlining and transferring select production within our internal manufacturing network. We anticipate continued transformation costs associated with Project Jeanius as we execute on this multi-year initiative.

27 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

THIRD QUARTER OF FISCAL 2025 SUMMARY
•The Helly Hansen acquisition was completed on May 31, 2025, and the results of operations have been included since that date. Helly Hansen operating results were driven by seasonality of the business. During the three months ended September 2025, the Company incurred $12.0 million of charges related to acquisition and integration-related activities.
•In the three months ended September 2025, the Company incurred $38.1 million of charges related to the closure of a portion of our manufacturing facilities, resulting in a 450 basis point decrease in gross margin for the period. Additionally, in the three months ended September 2025, the Company incurred $7.6 million of charges for business optimization activities which were recorded in selling, general and administrative expenses.
•Net revenues increased 27% to $853.2 million compared to the three months ended September 2024, and included $192.7 million attributable to Helly Hansen.
•U.S. Wholesale revenues increased 4% compared to the three months ended September 2024, and represented 59% of total revenues in the current period. Helly Hansen U.S. Wholesale revenues were $30.6 million.
•International Wholesale revenues increased 109% compared to the three months ended September 2024, and represented 29% of total revenues in the current period. Helly Hansen International Wholesale revenues were $129.1 million.
•Direct-to-Consumer revenues increased 53% compared to the three months ended September 2024, and represented 13% of total revenues in the current period. Helly Hansen Direct-to-Consumer revenues were $33.0 million.
•Gross margin decreased 340 basis points to 41.3% compared to the three months ended September 2024, driven by the charges incurred during the period as discussed above.
•Selling, general and administrative expenses as a percentage of net revenues increased to 33.8% compared to 30.0% for the three months ended September 2024, and included $73.8 million of operating expenses attributable to Helly Hansen and the charges incurred during the period as discussed above.
•Operating income decreased 35% to $63.9 million compared to the three months ended September 2024, and included $9.3 million of operating income attributable to Helly Hansen and the charges incurred during the period as discussed above.
•Net income decreased 48% to $36.9 million compared to the three months ended September 2024, and included $1.9 million of net income attributable to Helly Hansen and the charges incurred during the period as discussed above.
•Diluted earnings per share was $0.66 in the third quarter, compared to $1.26 in the same period last year, and included $0.03 of diluted earnings per share attributable to Helly Hansen.
•Cash provided by operating activities was $167.5 million as compared to $286.3 million in the same period last year.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Three Months Ended September		Nine Months Ended September

(Dollars in thousands)	2025	2024	2025	2024
Net revenues	$853,215	$670,194	$2,134,375	$1,908,294
Gross margin (net revenues less cost of goods sold)	$352,161	$299,510	$952,634	$856,014
As a percentage of net revenues	41.3%	44.7%	44.6%	44.9%
Selling, general and administrative expenses	$288,309	$201,189	$736,946	$598,020
As a percentage of net revenues	33.8%	30.0%	34.5%	31.3%
Operating income	$63,852	$98,321	$215,688	$257,994
As a percentage of net revenues	7.5%	14.7%	10.1%	13.5%

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 28

Additionally, the following table presents a summary of the changes in net revenues for the three and nine months ended September 2025 as compared to September 2024:

(In millions)	Three Months Ended September	Nine Months Ended September

Net revenues — 2024	$670.2	$1,908.3
Organic (1)	(14.7)	3.7
Helly Hansen acquisition	192.7	221.9
Impact of foreign currency	5.0	0.5
Net revenues — 2025	$853.2	$2,134.4
(1) Organic refers to revenues generated excluding the contributions from the Helly Hansen acquisition.
Three Months Ended September 2025 Compared to the Three Months Ended September 2024
Net revenues increased 27%, primarily attributable to Helly Hansen. The increase in net revenues was driven by a 109% increase in International Wholesale revenues, primarily attributable to Helly Hansen. Global Direct-to-Consumer revenues increased 53%, attributable to Helly Hansen along with higher e-commerce and retail store sales for the Wrangler® and Lee® brands. U.S. Wholesale revenues grew 4% attributable to Helly Hansen and growth in our Wrangler wholesale business, driven by category growth in Western, partially offset by a decrease in our Lee wholesale business and a shift in the timing of shipments.
Additional details on changes in net revenues for the three months ended September 2025 as compared to September 2024 are provided in the section titled “Information by Business Segment.”
Gross margin decreased 340 basis points, primarily related to the 450 basis point impact of restructuring and transformation costs from the closure of a portion of our manufacturing facilities, 180 basis points due to tariffs, 80 basis points due to higher product costs, and 60 basis points attributable to Helly Hansen. These decreases were partially offset by 310 basis points from favorable product and channel mix and pricing initiatives and 90 basis points due to the benefits of Project Jeanius.
Selling, general and administrative expenses increased $87.1 million, from 30.0% to 33.8% of net revenues, driven by a 320 basis point impact from Helly Hansen operating expenses of $73.8 million. In addition, expenses increased related to acquisition and integration-related charges of $12.0 million, higher restructuring and transformation charges and incentive compensation, which were partially offset by declines in discretionary spending and benefits of Project Jeanius.
Nine Months Ended September 2025 Compared to the Nine Months Ended September 2024
Net revenues increased 12%, primarily attributable to Helly Hansen. The increase in net revenues was driven by a 42% increase in International Wholesale revenues, primarily attributable to Helly Hansen. Global Direct-to-Consumer revenues increased 26%, attributable to Helly Hansen and higher e-commerce and retail store sales for Wrangler and Lee. U.S. Wholesale revenues increased 3% attributable to Helly Hansen and growth in our Wrangler wholesale business, with category growth in Western and Workwear, which was partially offset by a decrease in our Lee wholesale business.
Additional details on changes in net revenues for the nine months ended September 2025 as compared to September 2024 are provided in the section titled “Information by Business Segment.”
Gross margin decreased 30 basis points, primarily related to the 180 basis point impact of restructuring and transformation costs from the closure of a portion of our manufacturing facilities and 70 basis points due to tariffs. These decreases were partially offset by 140 basis points from favorable product and channel mix and pricing initiatives and 70 basis points due to the benefits of Project Jeanius.
Selling, general and administrative expenses increased $138.9 million, from 31.3% to 34.5% of net revenues, driven by a 220 basis point impact from Helly Hansen operating expenses of $94.2 million. In addition, expenses increased related to $36.3 million of acquisition and integration-related costs, a $10.7 million increase in restructuring and transformation charges and a $11.8 million increase in incentive compensation, which were partially offset by declines in discretionary spending and benefits of Project Jeanius.
Other income (expense), net reflected a favorable change of $24.1 million, driven entirely by gains related to foreign currency exchange contracts to hedge the purchase price of the Acquisition.

29 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

The effective income tax rate for the nine months ended September 2025 was 22.1% compared to 19.5% in the 2024 period. The nine months ended September 2025 included a net discrete tax benefit primarily related to stock-based compensation, one-time benefits related to the release of tax reserves and the remeasurement of deferred tax assets, partially offset by an increase in valuation allowances in a foreign jurisdiction, the net impact of which decreased the effective income tax rate by 0.5%. The nine months ended September 2024 included a net discrete tax benefit primarily related to stock-based compensation which decreased the effective income tax rate by 0.7%. The effective tax rate without discrete items for the nine months ended September 2025 was 22.6% compared to 20.2% in the 2024 period. The increase was primarily due to changes in our jurisdictional mix of earnings and estimated non-deductible transaction costs incurred in conjunction with the Acquisition.
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
The following tables present a summary of the changes in segment revenues and segment profit for the three and nine months ended September 2025 as compared to the three and nine months ended September 2024:
Segment Revenues:

	Three Months Ended September
(In millions)	Wrangler	Lee	Helly Hansen	Total

Segment revenues — 2024	$464.1	$202.3	$—	$666.5
Operations	5.0	(18.5)	185.9	172.4
Impact of foreign currency	2.1	2.9	—	5.0
Segment revenues — 2025	$471.2	$186.7	$185.9	$843.9

	Nine Months Ended September
(In millions)	Wrangler	Lee	Helly Hansen	Total

Segment revenues — 2024	$1,302.8	$597.1	$—	$1,899.9
Operations	49.5	(44.8)	212.6	217.2
Impact of foreign currency	0.5	—	—	0.5
Segment revenues — 2025	$1,352.8	$552.3	$212.6	$2,117.6

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 30

Segment Profit (Loss):

	Three Months Ended September
(In millions)	Wrangler	Lee	Helly Hansen

Segment profit — 2024	$97.8	$23.4	$—
Operations	18.3	(7.2)	8.0
Impact of foreign currency	0.3	0.5	—
Segment profit — 2025	$116.4	$16.7	$8.0

	Nine Months Ended September
(In millions)	Wrangler	Lee	Helly Hansen

Segment profit — 2024	$260.8	$71.8	$—
Operations	51.0	(10.7)	3.2
Impact of foreign currency	(0.4)	0.5	—
Segment profit — 2025	$311.4	$61.6	$3.2
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment revenues	$471.2	$464.1	1.5%	$1,352.8	$1,302.8	3.8%
Segment profit	$116.4	$97.8	19.1%	$311.4	$260.8	19.4%
Operating margin	24.7%	21.1%		23.0%	20.0%
Three Months Ended September 2025 Compared to the Three Months Ended September 2024
Global revenues for the Wrangler® brand increased 2%, due to growth in the U.S. Wholesale, International Wholesale and Direct-to-Consumer channels.
•Revenues in the Americas region increased 1%, primarily due to growth in our U.S. direct-to-consumer business, which was driven by an increase in e-commerce sales. U.S. Wholesale growth was partially offset by a decrease in our digital wholesale business and a shift in the timing of shipments.
•Revenues in the EMEA region increased 12%, driven by a 7% favorable impact from foreign currency and growth in both our wholesale and digital wholesale businesses.
•Revenues in the APAC region decreased slightly.
Operating margin increased to 24.7%, compared to 21.1% for the 2024 period. Gross margin increased primarily due to favorable product and channel mix and pricing initiatives, partially offset by higher tariffs and product costs. Other operating costs decreased due to lower distribution expenses and benefits from Project Jeanius.

31 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

Nine Months Ended September 2025 Compared to the Nine Months Ended September 2024
Global revenues for the Wrangler® brand increased 4%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels.
•Revenues in the Americas region increased 4%, primarily due to growth in the U.S. Wholesale and U.S. direct-to-consumer business. Growth in wholesale was driven by category growth and increases in our U.S. licensing and digital wholesale businesses. Growth in our U.S. direct-to-consumer business was primarily driven by higher e-commerce sales.
•Revenues in the EMEA region increased 6%, primarily due to a 3% favorable impact from foreign currency and growth in our wholesale and direct-to-consumer businesses. Growth in wholesale was driven by an increase in our digital wholesale business.
•Revenues in the APAC region decreased slightly.
Operating margin increased to 23.0%, compared to 20.0% for the 2024 period. Gross margin increased primarily due to favorable product and channel mix, pricing initiatives and lower product costs, partially offset by increased tariffs. Other operating costs decreased due to benefits from Project Jeanius and a decrease in restructuring and transformation charges which were partially offset by higher investments in demand creation and information technology.
Lee

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment revenues	$186.7	$202.3	(7.7)%	$552.3	$597.1	(7.5)%
Segment profit	$16.7	$23.4	(28.4)%	$61.6	$71.8	(14.3)%
Operating margin	8.9%	11.5%		11.1%	12.0%
Three Months Ended September 2025 Compared to the Three Months Ended September 2024
Global revenues for the Lee® brand decreased 8%, due to declines in the U.S. Wholesale and International Wholesale channels, partially offset by growth in the Direct-to-Consumer channel.
•Revenues in the Americas region decreased 7%, driven by a decline in the U.S. Wholesale channel, partially offset by growth in our U.S. direct-to-consumer business. The decrease in the U.S. Wholesale channel was driven by a decrease in wholesale shipments. Growth in our U.S. direct-to-consumer business was due to higher e-commerce sales.
•Revenues in the EMEA region increased 8%, driven by a 7% favorable impact from foreign currency, along with growth in our digital wholesale and direct-to-consumer businesses. Growth in our EMEA direct-to-consumer business was driven by higher retail store sales.
•Revenues in the APAC region decreased 24%, due to a decrease in wholesale, driven by proactive inventory management actions with retailers, and a decline in e-commerce sales in China.
Operating margin decreased to 8.9%, compared to 11.5% for the 2024 period. Gross margin decreased primarily due to higher tariffs and product costs and unfavorable product and channel mix which were partially offset by pricing initiatives. Other operating costs increased primarily due to deleverage of fixed expenses on lower revenues, partially offset by lower distribution costs and benefits from Project Jeanius.
Nine Months Ended September 2025 Compared to the Nine Months Ended September 2024
Global revenues for the Lee® brand decreased 8%, due to declines in the U.S. Wholesale and International Wholesale channels, partially offset by growth in the Direct-to-Consumer channel.
•Revenues in the Americas region decreased 8%, driven by a decline in the U.S. Wholesale channel, partially offset by growth in our U.S. direct-to-consumer business. The decrease in the U.S. Wholesale channel was due to lower wholesale shipments and a decline in our digital wholesale business. Growth in our U.S. direct-to-consumer business was due to higher e-commerce sales which were partially offset by lower retail store sales.
•Revenues in the EMEA region decreased 1%, driven by a decline in our wholesale business partially offset by growth in our direct-to-consumer business due to higher retail store and e-commerce sales.
•Revenues in the APAC region decreased 12%, due to a decrease in wholesale, driven by proactive inventory management actions with retailers, and a decline in e-commerce sales in China.
Operating margin decreased to 11.1% compared to 12.0% for the 2024 period. Gross margin decreased primarily due to unfavorable product and channel mix and higher tariffs and product costs, partially offset by pricing initiatives. Other operating costs

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 32

increased primarily due to deleverage of fixed expenses on lower revenues, partially offset by lower distribution costs and benefits from Project Jeanius.
Helly Hansen

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment revenues	$185.9	$—	*	$212.6	$—	*
Segment profit	$8.0	$—	*	$3.2	$—	*
Operating margin	4.3%	—%		1.5%	—%
*Calculation not meaningful.
The Acquisition was completed on May 31, 2025, so there are no comparative prior periods and results for the nine months ended September 2025 include four months of operations. The results for the three months ended September 2025 were impacted by acquisition and integration-related costs and the results for the nine months ended September 2025 reflect seasonality of the Helly Hansen business.
Other
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income before income taxes. Other includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other company-owned brands and private label apparel, and the associated costs. Results of the Musto® brand have been included since the Helly Hansen acquisition on May 31, 2025. The businesses within the Other category, either individually or in the aggregate, do not meet the criteria to be considered reportable segments.

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Other revenues	$9.3	$3.7	148.7%	$16.7	$8.4	100.3%
(Loss) profit related to other revenues	$(1.6)	$0.2	(950.3)%	$(2.8)	$(1.1)	163.2%
Operating margin	(16.9)%	4.9%		(16.9)%	(12.8)%

33 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

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

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2025	2024	Percent Change	2025	2024	Percent Change
Segment profit:
Wrangler	$116.4	$97.8	19.1%	311.4	260.8	19.4%
Lee	16.7	23.4	(28.4)%	61.6	71.8	(14.3)%
Helly Hansen	8.0	—	*	3.2	—	*
Reconciliation to income before income taxes:
Corporate and other expenses	(79.6)	(26.3)	202.6%	(142.8)	(82.7)	72.5%
Interest expense	(19.0)	(11.2)	69.7%	(42.3)	(30.9)	37.0%
Interest income	0.3	3.0	(88.2)%	6.7	8.0	(16.5)%
(Loss) profit related to other revenues	(1.6)	0.2	(950.3)%	(2.8)	(1.1)	163.2%
Income before income taxes	$41.3	$86.8	(52.4)%	$195.0	$225.9	(13.7)%
*Calculation not meaningful.
Three Months Ended September 2025 Compared to the Three Months Ended September 2024
Corporate and other expenses increased $53.3 million, primarily due to restructuring and transformation costs related to the closure of a portion of our manufacturing facilities and acquisition and integration-related costs during the three months ended September 2025, as well as increases in incentive compensation expense and higher investments in information technology compared to the prior period.
Interest expense increased $7.8 million during the three months ended September 2025 compared to the three months ended September 2024, primarily due to higher debt outstanding to fund the Acquisition.
Nine Months Ended September 2025 Compared to the Nine Months Ended September 2024
Corporate and other expenses increased $60.0 million, primarily due to restructuring and transformation costs related to the closure of a portion of our manufacturing facilities and acquisition and integration-related costs during the nine months ended September 2025, and increases in business optimization charges and incentive compensation expense compared to the prior period, partially offset by gains related to the purchase price hedges for the Acquisition.
Interest expense increased $11.4 million during the nine months ended September 2025 compared to the nine months ended September 2024, primarily due to higher debt outstanding to fund the Acquisition.

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
Credit Availability
At September 2025, the Company had availability of $19.6 million under its previously established international line of credit which is uncommitted and may be terminated at any time by either the Company or the financial institution. In addition, the Company had $17.5 million available at September 2025 under a committed international line of credit as a result of the Acquisition. There were no outstanding balances under these arrangements at September 2025.

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 34

The Company was previously party to an amended and restated senior secured Credit Agreement dated November 18, 2021 (the "2021 Credit Agreement") that provided for (i) a five-year $400.0 million term loan A facility ("2021 Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility with the lenders and agents party thereto.
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
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million beginning in September 2026 which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. Term Loan A-2 is scheduled to be repaid in full at maturity. During the three and nine months ended September 2025, the Company made voluntary early repayments of $25.0 million and $50.0 million, respectively, of the principal outstanding amount on Term Loan A-2.
As of September 2025, the Company was in compliance with all applicable covenants under the 2025 Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, or the Company experiences long-term challenges integrating and operating Helly Hansen, or meeting the resulting incremental debt service requirements, this could impact the Company's operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the 2025 Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of September 2025.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of September 2025:

(In millions)	September 2025
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.7
Cash and cash equivalents	$82.4
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
Other Liquidity Considerations
During the nine months ended September 2025, the Company did not repurchase any shares of Common Stock under its share repurchase program authorized by the Company's Board of Directors. Of the $300.0 million authorized for repurchase under the share repurchase program, $215.0 million remained available for repurchase as of September 2025.
During the nine months ended September 2025, the Company paid $86.6 million of dividends to its shareholders. On October 22, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.53 per share of the Company's Common Stock. The cash dividend will be payable on December 18, 2025, to shareholders of record at the close of business on December 8, 2025.
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

35 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

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
We currently expect capital expenditures to be approximately $25.0 million in 2025, primarily to support manufacturing, distribution, facility improvement, information technology and owned retail store investments.
The following table presents our cash flows during the periods:

	Nine Months Ended September

(In millions)	2025	2024
Cash provided (used) by:
Operating activities	$167.5	$286.3
Investing activities	$(889.9)	$(16.5)
Financing activities	$501.9	$(210.8)
Operating Activities
During the nine months ended September 2025, cash provided by operating activities was $167.5 million as compared to $286.3 million in the prior year period. The decrease was primarily due to changes in working capital, including unfavorable changes in inventories and accounts receivable, partially offset by favorable changes in accounts payable and accrued and other current liabilities. Unfavorable changes in inventory were driven by increases in product costs and tariffs, higher inventory to support transitions from manufacturing facilities to sourced production and early receipts of inventory as a result of improved sourcing lead times. Unfavorable changes in accounts receivable were driven by seasonality of the business.
Investing Activities
During the nine months ended September 2025, cash used by investing activities was $889.9 million as compared to $16.5 million in the prior year period, primarily due to cash used to fund the Acquisition, partially offset by proceeds from the settlement of foreign exchange contracts associated with the purchase price of the Acquisition in the current year period.
Financing Activities
During the nine months ended September 2025, cash provided by financing activities was $501.9 million as compared to $210.8 million of cash used by financing activities in the prior year period. Cash provided by financing activities in the current year period was primarily related to our debt refinancing, including $1.0 billion of proceeds from the issuance of Term Loan A-1 and Term Loan A-2, partially offset by $345.0 million of repayments on the 2021 Term Loan A and $50.0 million in voluntary early repayments on Term Loan A-2, as compared to the prior year period which had no issuance of long-term debt and $40.0 million in repayments of the 2021 Term Loan A. Additionally, we did not repurchase Common Stock during the nine months ended September 2025, compared to $85.7 million of Common Stock repurchases during the nine months ended September 2024.
Contractual Obligations and Other Commercial Commitments
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2024 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2024 that would require the use of funds. As of September 2025, there have been no material changes in the amounts disclosed in the 2024 Annual Report on Form 10-K, except as noted below:
•Commitments increased by $86.0 million, primarily related to Helly Hansen purchase commitments for inventory and marketing arrangements.

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

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 36

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

37 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

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
(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 38

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Third quarter fiscal 2025	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
June 29 - July 26	—	$—	—	$214,979,702
July 27 - August 23	—	—	—	214,979,702
August 24 - September 27	—	—	—	214,979,702
Total	—	$—	—
(1) The Company has a share repurchase program which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION
(c) During the three months ended September 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

31.1
Certification of Scott H. Baxter, President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Joseph A. Alkire, Executive Vice President, Chief Financial Officer and Global Head of Operations, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Scott H. Baxter, President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Joseph A. Alkire, Executive Vice President, Chief Financial Officer and Global Head of Operations, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

39 Kontoor Brands, Inc. Q3 FY25 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: November 3, 2025	By:	/s/ Joseph A. Alkire
Joseph A. Alkire
Executive Vice President, Chief Financial Officer and Global Head of Operations (Principal Financial Officer)

	By:	/s/ S. Denise Sumner
S. Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q3 FY25 Form 10-Q 40