Form 10-K
period 2026-01-03
Kontoor Brands, Inc.
filed 2026-03-04
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2026
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐ No  ☑
The aggregate market value of Common Stock held by non-affiliates of the registrant on June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,610,000,000 based on the closing price of the registrant's Common Stock on the New York Stock Exchange.
As of February 27, 2026, there were 55,254,141 shares of Common Stock of the registrant outstanding.
Documents Incorporated By Reference:
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K, which definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

KONTOOR BRANDS, INC.

Table of Contents - Kontoor Brands, Inc. 2025 Form 10-K

PART I
Special Note On Forward-Looking Statements
Kontoor Brands, Inc. (“Kontoor,” the “Company,” “we,” “us,” or “our”) has made statements in this Annual Report on Form 10-K that are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Known or unknown risks, uncertainties and other factors that could cause the actual results of operations or financial condition of Kontoor to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those described in Item 1A. Risk Factors of this Annual Report on Form 10-K, as such may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, and the following: macroeconomic conditions, including inconsistent consumer demand despite recent declines in interest rates, fluctuating foreign currency exchange rates, moderating inflation and global supply chain issues, as well as the ongoing impact of tariffs and uncertainty regarding the outcome of trade negotiations, import/export regulations and tariff policies, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company's business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; reliance on a small number of large customers; potential difficulty in integrating Helly Hansen and/or in achieving the expected growth, cost savings and/or synergies from the acquisition; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; intense industry competition; the ability to accurately forecast demand for products; the Company's ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company's ability to maintain the images of its brands; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company's business relating to its debt obligations; increasing pressure on margins; e-commerce operations through the Company's direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company's business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products, including as a result of tariffs and reciprocal tariffs; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; potential challenges with the Company's implementation of Project Jeanius; the Company's and its vendors' ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss or maintain operational performance; ability to properly collect, use, manage and secure consumer and employee data; legal, regulatory, political and economic risks; the impact of climate change and related legislative and regulatory responses; stakeholder response to sustainability issues, including those related to climate change; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company's licensees to generate expected sales and maintain the value of the Company’s brands; volatility in the price and trading volume of the Company's common stock; anti-takeover provisions in the Company's organizational documents; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any worsening of the global business and economic environment.
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

Kontoor Brands, Inc. 2025 Form 10-K 1

The following corporate governance documents can be accessed on our corporate website: Corporate Governance Principles, Code of Business Conduct and the charters of our Audit Committee, Talent and Compensation Committee and Nominating and Governance Committee. Copies of these documents also may be obtained by any shareholder free of charge upon written request to the Secretary, Kontoor Brands Inc., 400 N. Elm Street, Greensboro, NC 27401.
After our 2026 Annual Meeting of Shareholders, we intend to file with the New York Stock Exchange (“NYSE”) the certification regarding our compliance with the NYSE's corporate governance listing standards as required by NYSE Rule 303A.12. Last year, we filed this certification with the NYSE on April 28, 2025.

ITEM 1. BUSINESS.
Overview
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company, with a portfolio led by three of the world's most iconic consumer brands: Wrangler®, Lee® and Helly Hansen®. The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler®, Lee® and Helly Hansen®. Our products are sold through wholesale and direct-to-consumer channels in the United States ("U.S.") and internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions. We also license the use of our brands in certain regions.
Kontoor is headquartered in the U.S. with a presence in over 90 countries and is focused on leveraging its global platform, strategic sourcing model and supply chain to drive brand growth and deliver long-term value for its stakeholders. Our portfolio of brands has a rich history and heritage of delivering technical and innovative products in the denim, outdoor, workwear, footwear and accessory categories.
We focus on continuously improving the most important elements of our products, which include fit, fabric, finish, technical performance and overall construction, allowing us to engage with more consumers in more places. We leverage innovation and design advancements, as well as the unique heritage and authenticity of our brands to create products that meet our consumers' needs.
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to years ended December 2025, December 2024 and December 2023 correspond to the 53-week fiscal year ended January 3, 2026, and the 52-week fiscal years ended December 28, 2024, and December 30, 2023, respectively. Accordingly, the year ended December 2025 included an extra week when compared to the year ended December 2024.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of a group of companies that own and operate the Helly Hansen® and Musto® brands, collectively referred to as "Helly Hansen," for initial cash consideration of $1.3 billion Canadian dollars, equivalent to $957.5 million U.S. dollars. The purchase price was funded by indebtedness and cash on hand. Helly Hansen® is a premium global outdoor and workwear brand, and Musto® is a premium sailing and outdoor brand. The acquisition of these brands scales Kontoor's penetration in the large and growing outdoor and workwear markets globally, and diversifies Kontoor's portfolio across geographies, categories, consumers and points of distribution. The results of operations of Helly Hansen have been included in the Company's consolidated financial statements since the completion of the acquisition. Refer to Note 2 to the Company's financial statements in this Form 10-K for additional information.
Macroeconomic Environment
Global macroeconomic conditions that continued to impact the Company during 2025 included inconsistent consumer demand despite recent declines in interest rates, ongoing fluctuations in foreign currency exchange rates, moderating inflation and global supply chain issues. During 2025 and at the beginning of 2026, the U.S. government enacted and continues to enact significant changes to its tariff regime which increased rates on virtually all imports. The ongoing impact of increased tariff rates and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility. In addition, on February 20, 2026, the U.S. Supreme Court issued an opinion regarding certain tariffs imposed under the International Emergency Powers Act. It is unclear at this time what impact this decision will have on the Company’s future financial results, including whether we will be able to obtain refunds of amounts previously collected for such tariffs or the level of replacement tariffs the current U.S. administration may impose through other means.
Inflationary and interest rate pressures have lessened in recent quarters. Despite reduced pressure, these rates have continued to impact us, along with recent increases in product costs and tariffs, as compared to 2024. In 2025, retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment. The Company has responded to ongoing macroeconomic conditions by controlling expenses, instituting pricing adjustments for our products, investing in our brands and executing our Project Jeanius business transformation.
2 Kontoor Brands, Inc. 2025 Form 10-K

The increased tariff rates impacted gross margins during 2025 and are expected to continue to impact future periods. The Company continues to evaluate mitigating actions, including the transfer of production within our global supply chain, transformation of our supply chain capabilities, pricing adjustments for our products, supplier partnership initiatives and inventory management. While we anticipate continued uncertainty related to the macroeconomic environment during 2026, including the potential impact of further tariff increases, we believe we are appropriately positioned to successfully manage through operational challenges and cost pressures should they arise. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
Other Recent Developments
During the third quarter of 2025, the Company closed a portion of its manufacturing facilities. A reduction in our manufacturing facilities and diversification in our sourcing footprint, which is part of our ongoing supply chain transformation, will help to promote flexibility, balance costs, improve speed of service and enhance our sourcing capabilities.
Corporate Information
Our principal executive offices are located at 400 N. Elm Street, Greensboro, North Carolina 27401 and our telephone number is 336-332-3400. Our website is www.kontoorbrands.com. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
Our Competitive Strengths
•Iconic Brands With Significant Global Scale
The Wrangler®, Lee® and Helly Hansen® brands are steeped in rich heritage and authenticity, with 79 years, 137 years and 149 years of history, respectively, and have an established global presence in the apparel, outdoor, workwear, footwear and accessories markets across numerous categories and channels of distribution. Products bearing our brands are sold or licensed in more than 90 countries, and we believe they have strong consumer connectivity worldwide with approximately 150 million units sold in 2025. We market our brands and products to highlight their differentiated position and product attributes.
Our Wrangler® and Lee® brands offer lifestyle denim, apparel, footwear and accessories in the U.S., Canada, Mexico, EMEA and APAC through our wholesale and direct-to-consumer businesses and through licensing arrangements. Additionally, we enter into global and regional licensed collaborations to further elevate and support the brands’ positioning and recognition. For example, in 2025, our Wrangler® brand, in support of its growing Western and female categories, launched global new collections with GRAMMY Award-winning country music superstar Lainey Wilson, and our Lee® brand partnered with Crayola® on a global apparel collection featuring retired crayon colors.
Our Helly Hansen® brand offers technical performance apparel, workwear, footwear and accessory products in the U.S., Canada, EMEA and through a joint venture arrangement in China. Many of the Helly Hansen® products are designed for winter sports, sailing, lifestyle outdoor activities and workwear engineered for demanding environments. We have partnered with organizations to reinforce the brand’s heritage and global recognition including Alpine Canada, New York Yacht Club®, Norwegian Ski Federation, The Ocean Race® and Vail Resorts.
We strive to maximize our consumer reach by leveraging each brand's best practices to drive growth across product categories, increasing the brands’ presence in key markets and expanding our overall net revenues and earnings profile.
•Deep Relationships With Leading Brick-and-Mortar and E-Commerce Retailers
The Wrangler® and Lee® brands have long-term relationships with many leading brick-and-mortar and e-commerce retailers, including Amazon, Boot Barn, Target, and Walmart, whom we believe rely on these iconic brands, leading product quality and innovation to address evolving consumer needs in our product categories. The acquisition of Helly Hansen further diversifies our relationships into leading U.S. and international retailers. The rich global heritage across the Wrangler®, Lee® and Helly Hansen® brands also supports strong positions in growing markets, such as the denim, outdoor and workwear categories. By fostering these relationships, we have become an important vendor for many of our customers and have built leading category positions, which in turn supports the availability of our brands to consumers and our ability to introduce new products and categories. We use proprietary insights from our customers to strategically refine our products and adjust our go-to-market approach. We also endeavor to provide sophisticated logistics, consumer insights, planning and merchandising expertise to support our customers, which we believe enables a level of insight that builds more integrated customer relationships.
•End-to-End Integrated Supply Chain Built to Support our Brands
We operate a highly integrated supply network spanning product development, materials procurement, finished goods sourcing and manufacturing, distribution and logistics to serve our global customers and consumers. Through our Project Jeanius transformation initiatives, the supply network has gained additional focus on scale, standardization, flexibility, and productivity to drive improved product availability, cost and operational efficiencies, while maintaining superior quality and faster speed to market. These enhanced operational excellence capabilities are facilitating a rapid and seamless integration of Helly Hansen into our global operating model.

Kontoor Brands, Inc. 2025 Form 10-K 3

We leverage our global enterprise resource planning ("ERP") systems to plan and synchronize the supply network end-to-end, across multiple third-party suppliers and vendors, as well as Company-owned operations, thereby optimizing inventory and sourcing while providing flexibility and responsiveness to the markets that we serve.
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
•Resilient Business Model That Delivers Consistent Results
Our business has historically generated consistent margins, strong cash flows and high returns on capital due to our global reach, leading market positions, deep customer relationships, and the flexibility of our supply chain. We believe we offer authentic branded products and quality to our consumers, who respond to our value proposition by consistently purchasing our products over time. Our strong margin profile combined with our diligent approach to operational excellence and capital management have produced strong cash flows. We believe our consistent financial results will provide us with the opportunity to invest in our business and deploy a multi-faceted capital allocation strategy. Despite the macroeconomic pressures faced by the Company in recent years, we have been resilient and agile in responding to shifting market conditions, and have continued to produce forward momentum by executing on our strategic vision discussed below, focusing on cash flow, capital allocation optionality, and revenue and margin growth to drive long-term acceleration of results.
Our Strategies
We are focused on delivering long-term value to our stakeholders, including our consumers, customers, shareholders, suppliers and communities around the world, by accelerating growth, expanding operating margin, increasing capital allocation optionality and establishing the Company as the employer of choice in the industry. Additionally, the integration of Helly Hansen is a strategic focus for the Company, with an emphasis on geographic and category expansion. The Company continues to execute on Project Jeanius, a multi-year comprehensive end-to-end business transformation focused on simplifying processes, optimizing systems and enhancing our global operating model with the goal of creating significant investment capacity through gross and operating margin expansion. We believe the following four areas will catalyze profitable revenue growth in the future.
•Enhance and Accelerate Our Core U.S. Wholesale Business
We are focused on continuing to enhance the strength of our brands, improve operating efficiency and increase the overall demand for our products. With our Wrangler® and Lee® brands, we are pursuing strategies to support and grow market share in existing distribution with leading U.S. retailers, drive business opportunities in new channels, such as premium, specialty and sporting goods, as well as accelerate key categories, including female, non-denim, Western and workwear. The acquisition of the Helly Hansen® brand allows us to leverage our expertise and relationships in the U.S. market to accelerate and more fully capture this wholesale growth opportunity. We also have opportunities to further grow our presence in workwear through both the Helly Hansen® and Wrangler® brands.
•Diversify Our Product Mix Through Category Extensions
We continue to enhance our existing product assortment, broaden our product offering and expand into adjacent product categories, with a focus on denim, outdoor and workwear. We see opportunities for the Helly Hansen® brand to expand through technical outdoor, footwear and workwear categories. Within workwear, we are leveraging our strong brand equity and innovation platforms to enter new markets and categories, including professional grade apparel with the addition of the Helly Hansen® brand. Our Wrangler® and Lee® brands continue to diversify their assortments, including product extensions such as non-denim bottoms, tops and female categories, particularly with western lifestyle apparel. In addition, our Wrangler® and Lee® brands license categories such as small leather goods, headwear, socks, home decor, luggage, and jewelry. Successful execution of our product expansion strategies should broaden the appeal of our brands and products to new consumers and ultimately drive the overall net revenues of the business.
•Expand Our Reach Around the Globe
We continue to pursue opportunities to evolve our business with new and existing customers and expand the international distribution of our brands and products into new markets. Our consumer insights highlight growth opportunities for the Helly Hansen® brand in key global markets, including the large and growing outdoor and workwear markets, which diversifies Kontoor's portfolio across geographies, categories, consumers and points of distribution. We continue to pursue opportunities to evolve our business with new and existing customers, including leveraging our relationships with licensees to broaden the distribution of our brands.
4 Kontoor Brands, Inc 2025 Form 10-K

•Elevate Our Direct Connection With Consumers
We are leveraging our leading brand positions to increase our digital presence with our own e‑commerce websites as well as major global retail partners. We also continue to focus on our brick-and-mortar strategy for each brand. We are identifying opportunities for the Helly Hansen® brand to expand its retail footprint in the U.S. and EMEA with both full-price stores and premium outlets. The Wrangler® brand is focused on identifying key locations which align with the brand’s western heritage and its lifestyle denim apparel. In Asia, the Lee® brand continues to execute on its retail excellence initiative with reformatted stores, improved point-of-sale technologies and enhanced assortments. We continue to support these objectives through investments in advanced data analytics and unlocking insights and value through our global ERP infrastructure. In addition, we are stepping up our investment in accretive enablers, such as product and design, innovation, supply chain, consumer insights, talent and belonging, and demand creation.
Our Business Segment Information
Our three reportable segments are Wrangler, Lee and Helly Hansen, which primarily include sales and licensing of branded products, along with various sub-brands and collections. In addition, we present an Other category for purposes of reconciliation of reportable segment net revenues and profits to the Company's consolidated operating results, but the Other category is not considered a reportable segment. See below for additional information on the brands, channels of distribution and geographies included in each segment.
•Wrangler
Wrangler® is an iconic American heritage brand rooted in the western lifestyle, with 79 years of history offering denim, apparel, footwear and accessories. We offer multiple sub-brands, collections and product lines within the Wrangler® brand to target specific consumer demographics and consumer end-users, including: 20X®, Aura from the Women at Wrangler®, Cowboy Cut®, Premium Patch®, Riggs Workwear®, Rock 47®, Rustler®, Wrangler Retro®, Wrangler Rugged Wear® and Wrangler All Terrain Gear®.
•Lee
Lee® is an iconic American brand offering denim, apparel, footwear and accessories, with 137 years of heritage and authenticity. The Lee® brand delivers trend-forward styles with exceptional fit and comfort through innovative fabric solutions and advanced design technology. The Lee® brand offers multiple sub-brands, collections and product lines, making it attractive for a broader consumer base, including: Lee101®, Riders®, Storm Rider®, Lee MVPTM and Lee XTM.
•Helly Hansen
Helly Hansen® is a global technical outdoor and workwear brand headquartered in Oslo, Norway with 149 years of history, which operates a global wholesale and direct-to-consumer business across outdoor and workwear apparel, footwear, and accessories. The brand has a long heritage of developing professional‑grade products in collaboration with professionals working in some of the world’s most challenging conditions and is recognized for its leadership in innovative, technical products engineered for demanding outdoor environments. The Helly Hansen® brand product portfolio spans base layer, lifestyle, mountain, sailing, skiing, urban and workwear categories, delivering purpose‑built solutions utilized by professionals and outdoor consumers worldwide.
•Other
Other includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other Company-owned brands and private label apparel. Musto® is a leader in specialized technical apparel in the sailing and adventure categories. We distribute the brand through our e-commerce relationships, specialty wholesale retailers, owned retail stores and our Company-operated website at www.musto.com. Chic® is a traditional apparel brand and is marketed to consumers as a classic comfort solution. We distribute the brand by leveraging our e-commerce relationships. Rock & Republic® is a premium apparel brand and is marketed to consumers as a modern and active lifestyle brand. We distribute the brand through our e-commerce relationships, retail stores and our Company-operated website at www.rockandrepublic.com.
Distribution Channels and Customers
Our distribution channels include U.S. Wholesale, International Wholesale and Direct-to-Consumer.
•U.S. Wholesale
The U.S. Wholesale channel is our largest distribution channel and accounted for approximately 64% of our net revenues in 2025. Within this channel, our Wrangler®, Lee® and Helly Hansen® branded products are marketed and sold by mass merchants, outdoor and sporting goods stores, specialty stores, department stores, Company-operated stores, business-to-business through our workwear and uniform businesses and online, including digital marketplaces. This channel also includes revenues related to Musto®, Chic® and Rock & Republic® products sold in the U.S. A portion of our U.S. Wholesale net revenue is attributable to digital sales from our wholesale partners' websites and third-party e-commerce platforms such as Amazon and other pure-play digital retailers.
Our mass merchant customers include national retailers such as Target and Walmart, as well as various regional retail partners. Our department store customers include national and regional retailers. The specialty store channel, which includes revenue from Wrangler® Riggs Workwear® and Wrangler® Western branded products, consists primarily of national accounts such as Boot Barn,

Kontoor Brands, Inc. 2025 Form 10-K 5

Cavender's and Tractor Supply Company as well as upscale modern specialty stores. The outdoor and sporting goods customers of the Helly Hansen® brand include independent specialty retailers, national ski resorts such as Vail Resorts and outdoor specialty retailers such as REI.
Our U.S. Wholesale channel also includes revenues from licensing arrangements where we receive royalties based on a percentage of the licensed products' net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.
•International Wholesale
The International Wholesale channel accounted for approximately 21% of our net revenues in 2025. The addition of the Helly Hansen® brand has increased our international footprint, with deep long-standing relationships with wholesale customers in the outdoor and workwear businesses. Our products are available in Canada, Mexico, the United Kingdom, continental Europe, the Middle East and China, and through licensees or distributors in strategic regions across the globe. In China, our Helly Hansen® business is operated through a joint venture arrangement.
The majority of the International Wholesale business is located in EMEA and APAC, where we sell our products to outdoor and sporting goods stores, department store and specialty store wholesale customers, online, including digital marketplaces, as well as through our distribution and license relationships. In Canada and Mexico, our products are primarily marketed through mass merchants, department stores and specialty stores including outdoor and sporting goods stores. A portion of our International Wholesale net revenue is attributable to digital sales from our wholesale partners' websites, third-party e-commerce platforms, and other pure-play digital retailers. Similar to the U.S. Wholesale channel, we use proprietary insights from our wholesale customers to strategically refine our products and adjust our go-to-market approach.
Additionally, our International Wholesale channel includes sales in partnership stores located across EMEA, APAC and South America. Partnership stores are owned and operated by our licensees, distributors and other independent parties. They are retail locations selling our products that have the appearance of Kontoor-operated stores, and as such represent an important vehicle for presenting our brands to international consumers.
Our International Wholesale channel also includes revenues from international licensing arrangements where we receive royalties based on a percentage of the licensed products’ net revenues. Most of the agreements provide for a minimum royalty requirement. See “Licensing Arrangements” herein for more information.
•Direct-to-Consumer
Our Direct-to-Consumer channel accounted for approximately 15% of our net revenues in 2025 and represents sales of our products through our Wrangler®, Lee® and Helly Hansen® branded full-price and outlet stores, online and international concession arrangements.
The Direct-to-Consumer channel allows us to achieve the fullest expression of our brands by displaying our product lines in a manner that supports the brands’ positioning, providing an in-store and online user experience that enables us to address the needs and preferences of our consumers.
As of January 3, 2026, we had 60 Company-operated full-price Wrangler®, Lee®, Helly Hansen® and Musto® branded retail stores, which are located in Asia, Canada, Europe and the U.S. They include mono-brand stores, which carry Wrangler®, Lee®, Helly Hansen® or Musto® branded products, and dual-brand stores, which carry a mix of our Wrangler® and Lee® branded products. We also had 72 Company-operated premium outlet and clearance centers as of January 3, 2026, primarily in the U.S., as well as outlets in Canada, Europe and Mexico.
As of January 3, 2026, we had 208 concession retail and outlet stores in Europe and Asia. Under a typical concession arrangement, we have a dedicated sales area, pay a concession fee for use of the space based on a percentage of retail sales and, in many cases, manage staffing for operation of the sales area. The concession model provides dedicated sales areas for our brands and helps differentiate and enhance the presentation of our products, generally with lower overhead than opening a separate store.
We continue to prioritize serving our customers through digital platforms that enhance the user experience and drive customer interaction in digital and physical environments. Sales from our own websites represent a growing portion of our net revenues and help elevate the consumer connection with our brands. Wrangler®, Lee®, Helly Hansen® and Musto® branded products are currently available through our own websites in 20 countries.
Licensing Arrangements
We seek to maximize our brands' market penetration and consumer reach by entering into licensing agreements with strategically selected partners. Pursuant to these licensing agreements, we typically grant our licensing partner an exclusive or non-exclusive license to use one or more of our brands in connection with specific licensed categories of products in specific geographic regions. Our licensing partners leverage the strength of our brands and our customer relationships to sell products in their licensed categories and geographic regions. We currently have licensing agreements in categories including denim, apparel, footwear, accessories and home decor.
6 Kontoor Brands, Inc 2025 Form 10-K

On May 31, 2025, as part of the Helly Hansen acquisition, the Company acquired a 50% noncontrolling financial interest in a joint venture that distributes Helly Hansen® products in China. The Helly Hansen® brand has a licensing arrangement with the joint venture where it receives royalties based on a percentage of the joint venture's net revenues.
We retain oversight and approvals of the design, quality control, advertising, marketing and distribution of licensed products to help maintain our brand and product quality standards. License agreements are for fixed terms, which are determined by the nature of the partner and the importance of the geographic region. Agreements typically vary in length from three to ten years. In addition to longer-term licensing arrangements, we also enter into strategically focused shorter-term collaboration agreements.
Each licensee pays royalties based on its sales of licensed products in accordance with the terms of the agreement. Licensing net revenue was $57.7 million in 2025.
Global Sourcing Strategy
We manage our sourcing operations from hubs located in Hong Kong and Panama. To ensure product quality and responsible sourcing, these hubs coordinate material deliveries, manufacturing schedules and finished goods distribution across our third-party suppliers, contract manufacturers, and our owned manufacturing facilities in Mexico.
We continually evaluate and refine the performance of our sourcing configuration to maximize operational efficiency and mitigate current and emerging supply and trade risks.
Product Innovation, Design, Sustainability and Development
Consumer-centric product innovation, design, and development are fundamental to creating a unique product mix in support of business growth across our iconic Wrangler®, Lee® and Helly Hansen® brands.
We leverage the extensive experience and expertise of our innovation centers in Greensboro, North Carolina, and Oslo, Norway to conduct advanced product technology research in our material science labs. Our technical development centers in Greensboro, China and Bangladesh are staffed with dedicated scientists and engineers who combine material technologies with consumer insights and market trends, creating new products and enhancing the attributes of existing ones to meet consumers' needs.
Sourcing, Manufacturing and Distribution
Our global supply chain organization is responsible for the operational planning, sourcing, manufacturing, and distribution of products to our customers. We believe we have developed a high degree of expertise in managing the complexities associated with a global supply chain. During 2025, we manufactured or sourced approximately 157 million units of finished goods inventory.
•Material Procurement and Manufacturing
We purchase fabric and trims from numerous U.S. and international suppliers to meet our production needs. Raw materials include products made from cotton, polyester, spandex, lycra and other man-made fibers. Trims include buttons, snaps and zippers. We rely on a broad base of suppliers, with the top three suppliers representing approximately 13% of total cost of goods sold. We source products from approximately 330 contract manufacturing facilities across 28 countries, which accounted for approximately 77% of the total units acquired during 2025. The remaining 23% of the units were supplied from our owned manufacturing facilities in Mexico. The combined sourcing approach provides flexibility, responsiveness and cost effectiveness, and is constantly evaluated to consider factors such as source of raw materials, production lead times, production costs, duties and tariffs, product complexity, and demand volatility.
•Distribution and Logistics
We utilize a network of Company-owned and third-party distribution centers and logistics carriers to support a highly reliable flow of materials to manufacturing facilities and finished goods to regional distribution centers. Our strategically located distribution network in the U.S., EMEA, APAC and Non-U.S. Americas regions is configured to provide speed and service to our customers, retail stores, and e-commerce consumers at the most efficient cost possible. Our long-term relationships with third-party suppliers ensure optimization of capacity, connectivity, responsiveness and global service coverage.
Inventory Management
Our regional planning control functions develop brand-specific demand requirements in close collaboration with the U.S., EMEA, APAC and Non-U.S. Americas markets, capturing channel-specific supply needs that feed into our ERP planning systems. We closely monitor changes in demand and supply, and synchronize operations to deliver optimized inventory levels while meeting customer requirements. We take timely action, as needed, to ensure optimal availability of inventory while balancing the cash flow needs for our business.

Kontoor Brands, Inc. 2025 Form 10-K 7

Advertising and Customer Support
Our advertising and marketing efforts focus on differentiating our brands' positioning and highlighting our product qualities. We are focused on creating globally unified brand messages with appropriate regional nuances in order to maximize our brand recognition, and drive brand demand from initial end-consumer awareness to long-term loyalty. By utilizing global heads of marketing, we continue to develop integrated, multi-channel marketing strategies designed to effectively reach the target consumers of each of our brands. We pursue this strategy through our use of a variety of media channels and other public endorsements, including traditional media such as television, print and radio, as well as digital media channels such as display, online video, social media, live streaming, paid search, influencers and brand ambassadors. We leverage marketing analytics to optimize the impact of advertising and promotional spending, and to identify the types of spending that provide the greatest return on our marketing investments. Our strategy also includes collaborating with other influential brands, engaging in brand partnerships and sponsorships and developing new advertising campaigns that drive consumer awareness and brand equity.
We also participate in cooperative advertising on a shared cost basis with major retailers in print and digital media, radio and television. We generally provide our wholesale customers with point-of-sale fixtures and signage to enhance the presentation and brand image of our products. Our websites, www.wrangler.com, www.lee.com, www.hellyhansen.com, www.musto.com, www.rockandrepublic.com and corresponding regional websites, enhance consumer understanding of our brands and help consumers find and buy our products. We employ a support team for each brand that is responsible for customer service at the consumer level as well as a sales force that manages our customer relationships.
Seasonality
Our operating results are generally subject to some variability due to seasonality, with net revenues typically being slightly higher during the fall/winter and holiday shopping seasons. This limited variation results primarily from the differences in seasonal influences on revenues among our segments. With changes in our mix of business and the growth of our direct-to-consumer operations, historical quarterly revenue and profit trends may not be indicative of future trends. Working capital requirements vary throughout the year. Working capital typically increases early in the year as inventory builds to support peak shipping periods and then moderates later in the year as those inventories are sold and accounts receivable are collected. Cash provided by operating activities is usually substantially higher in the second half of the year due to higher net income during that period and reduced working capital requirements.
Competition
The apparel industry is highly competitive, highly fragmented and characterized by low barriers to entry with many local, regional and global competitors. We compete in the apparel and accessories sector by leveraging our brands, scale and ability to develop high-quality, innovative products at competitive prices that meet consumer needs.
Our primary branded competitors are large, globally focused apparel companies that also participate in a variety of categories, including, but not limited to, denim, athletic wear, exclusive or private labels, casual lifestyle apparel, outerwear and workwear. Some of the key brands we compete with include Arc'teryx, Ariat, Calvin Klein, Carhartt, Columbia, Dickies, Levi's, Patagonia, The North Face and Tommy Hilfiger. Additionally, we see an increasing reliance on private label apparel created for our largest retailer partners.
Intellectual Property
Trademarks, trade names, patents and domain names, as well as related logos, designs and graphics, provide substantial value in the development and marketing of our products, and are important to our continued success. We have registered the intellectual property associated with our brands in the U.S. and other countries where our products are manufactured and/or sold, including trademark registrations for our three key brands, Wrangler®, Lee® and Helly Hansen®. Although the laws vary by jurisdiction, in general, trademarks remain valid and enforceable provided that the marks are used in connection with the related products and services and the required registration renewals are filed. Typically, trademark registrations can be renewed indefinitely as long as the trademarks are in use. We also place high importance on product innovation and design, and a number of these innovations and designs are the subject of patents. However, we do not regard any segment of our business as being dependent upon any single patent or group of related patents.
Human Capital
We understand that our greatest asset is our global employees. As of January 3, 2026, we had approximately 10,600 employees worldwide. Geographically, approximately 1,200 employees are located in APAC, approximately 1,500 are located in EMEA, approximately 5,000 are located in Latin America and Mexico, primarily supporting our manufacturing facilities, and approximately 2,900 are located in the U.S. and Canada. Approximately 4% of employees in international markets are covered by trade-sponsored or governmental bargaining arrangements.
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
8 Kontoor Brands, Inc 2025 Form 10-K

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
Corporate Sustainability and Social Responsibility
Corporate sustainability and social responsibility are top priorities for our Company and Board of Directors. We are focused on advancing worker well-being, sourcing products and materials from companies that share our values and limiting our negative impacts on the environment while adhering to the highest ethical standards. These principles align with the essence of our brands and represent the right course of action. The Board of Directors promotes responsible corporate citizenship and oversees compliance with Kontoor's standards. The Nominating and Governance Committee regularly reviews and evaluates the progress of sustainability, social and governance strategies, which fosters responsible growth.
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
We articulate our corporate sustainability and social responsibility commitments in our Code of Conduct and in our 2024 Sustainability Progress Report which can be found on our website at www.kontoorbrands.com. Our website and the information contained therein or connected thereto is not incorporated in this Annual Report on Form 10-K.
Governmental Regulations
We are subject to U.S. federal, state and local laws and regulations that could affect our business, including those promulgated under the Federal Trade Commission Act, the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations, including laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Our international businesses are subject to similar laws and regulations in the countries in which they operate. Our business operations also are subject to various international trade agreements and regulations. These regulations may change or become more stringent, or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

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
Global macroeconomic conditions, including inconsistent consumer demand despite recent declines in interest rates, fluctuating foreign currency exchange rates, moderating inflation and global supply chain issues, as well as the ongoing impact of increased tariff rates and uncertainty regarding the outcomes of trade negotiations, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on our business, results of operations, cash flows and financial condition.

For instance, during 2025 and the beginning of 2026, the U.S. government enacted and continues to enact significant changes to its tariff regime that increased rates on virtually all imports, many of which have gone into effect. This not only contributed to macroeconomic volatility but also adversely impacted our gross margins during 2025 and is expected to continue to impact our gross margins in future periods. In addition, the macroeconomic factors discussed above, primarily tariffs, interest rates and inflation, along with recent increases in product costs, continued to result in retailer actions to conservatively manage inventory levels, which impacted retailers’ and the Company’s operations in 2025.

Kontoor Brands, Inc. 2025 Form 10-K 9

We anticipate continued uncertainty related to the macroeconomic environment during 2026, including the potential impact of future tariff increases, and we continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand. Continuing or worsening conditions may have a material adverse impact on our results of operations, cash flows and/or financial condition.
Our revenues and profits depend on the level of consumer spending for apparel, which is sensitive to global economic conditions and other factors. A decline in consumer spending could have a material adverse effect on us.
The success of our business depends on consumer spending on apparel, and there are a number of factors that influence consumer spending, including actual and perceived economic conditions, disposable consumer income, consumer discretionary spending patterns, tariffs and import/export regulations, interest rates, inflation, recessionary concerns, consumer credit availability and consumer debt levels, fuel and other energy costs, unemployment, stock market performance, weather conditions and tax rates in the international, national, regional and local markets where our products are sold.
The current global economic environment is unpredictable and volatile, and adverse economic trends or other factors could negatively impact the level of consumer spending, which could have a material adverse impact on us.
A significant portion of our revenues and gross profit is derived from a small number of large customers. The loss of any of these customers or the inability of any of these customers to pay us could substantially reduce our revenues and profits.
A small portion of our customers account for a significant portion of net revenues. Sales to our ten largest customers accounted for 53% of total net revenues in 2025, and our top customer, Walmart, accounted for 30% of our total net revenues in 2025, 2024 and 2023. We expect that these customers will continue to represent a significant portion of our net sales in the future. Sales to our wholesale customers are generally on a purchase order basis and not subject to long-term agreements. A decision by any of our major wholesale customers to significantly decrease the volume of products purchased from us, cease purchases from us, cancel orders, reduce advertising for our products or change the manner of doing business with us, whether motivated by economic conditions, financial difficulties, competitive conditions, or otherwise, could substantially reduce net revenues and have a material adverse effect on our results of operations, cash flows and financial condition. Our larger customers generally have the scale to develop supply chains that enable them to change their buying patterns, or develop and market their own private label and other economy brands that compete with some of our products. This ability also makes it easier for them to resist our efforts to increase prices, reduce inventory levels and, potentially, discontinue our products. Many of our largest customers have already developed significant private label brands under which they design and market apparel and accessories that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. In addition, if any of our customers devote less selling space to our categories of apparel, our sales to those customers could be reduced even if we maintain our share of their apparel business. Any such reduction in our categories of apparel selling space could result in lower sales, and our results of operations, cash flows and financial condition may be adversely affected.
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
We may have difficulty in integrating Helly Hansen and/or in achieving the expected growth, cost savings and/or synergies from the acquisition.
We completed the acquisition of Helly Hansen, the global outdoor and workwear brand on May 31, 2025. Even though we consummated the transaction, there can be no assurance that we will be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: failure to achieve all or any expected growth, cost savings, synergies or other anticipated benefits of the Helly Hansen acquisition; failure to successfully integrate the purchased operations and
10 Kontoor Brands, Inc 2025 Form 10-K

maintain uniform standard controls, policies and procedures; substantial unanticipated integration costs; loss of key employees of the acquired business or attrition of management; diversion of management's attention from other business concerns; failure to retain the customers of the acquired business; additional debt and the assumption of known and potentially unknown liabilities; a potential write-off of goodwill, customer lists, other intangibles; and amortization of expenses. If we fail to successfully integrate Helly Hansen, we may not realize all or any of the anticipated benefits of the Helly Hansen acquisition, and our future results of operations could be adversely affected.
In addition, as part of the acquisition of Helly Hansen, we acquired a 50% ownership interest in a Chinese joint venture founded in 2021 to develop and sell Helly Hansen products in China. As with any joint venture, there are inherent risks including, among other things: (i) limited decision-making authority; (ii) differences in views with our joint venture partner may result in delayed decisions; (iii) reliance on our joint venture partner’s financial condition; (iv) our joint venture partner may be unable or unwilling to fulfill its obligations; (v) our joint venture partner may take actions contrary to our requests or contrary to our policies or objectives, including actions that may violate applicable law or regulations; (vi) our joint venture partner may take actions that harm our reputation; (vii) our joint venture partner may have economic or business interests or objectives that are inconsistent with or contrary to ours; (viii) the risk of disputes with our joint venture partner; and (ix) the risk of failing to achieve profitability through such joint venture.
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
Historically, there have been consolidations, reorganizations, restructurings, bankruptcies and ownership changes in the retail industry. These events could have a material adverse effect on our business. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers. In the future, retailers are likely to further consolidate, undergo restructurings, reorganizations or bankruptcies, realign their affiliations or reposition their stores' target markets. In addition, consumers have continued to transition away from traditional wholesale retailers to large online retailers. These developments could result in a reduction in the number of stores that carry our products, an increase in ownership concentration within the retail industry, an increase in credit exposure to us or an increase in leverage by our customers over their suppliers.
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

Kontoor Brands, Inc. 2025 Form 10-K 11

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
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, rising commodity and conversion costs, tariffs, pressure from retailers to reduce the costs of products, the impact of inflation, interest rates, changes in consumer demand and continued or accelerated shifting to online shopping and purchasing. Customers may increasingly seek markdown allowances, incentives and other forms of economic support. If these factors cause us to reduce our sales prices to retailers and consumers, and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, cash flows and financial condition.
Our business and the success of our products could be harmed if we are unable to maintain the images of our brands.
Our success to date has been due in large part to the growth of our brands' images and our customers' connection to our brands. If we are unable to timely and appropriately respond to changing consumer demand, including customers' desire for sustainable products, the names and images of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brands’ images to be outdated or associate our brands with styles that are no longer popular. In addition, brand value is based in part on consumer perceptions on a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding us, our brands or our products could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our businesses may be similarly affected in the future. In addition, we have sponsorship contracts with a number of athletes, musicians, celebrities and organizations and feature those individuals or organizations in our advertising and marketing efforts. Actions taken by those individuals or organizations associated with our products could harm their reputations, which could adversely affect the images of our brands.
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
12 Kontoor Brands, Inc 2025 Form 10-K

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
•we may not be able to successfully achieve the expected growth or cost savings of our Wrangler®, Lee® and Helly Hansen® brand platforms;
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
We continue to implement Project Jeanius, which seeks to simplify and transform our processes, systems and global operating model, and challenges with the implementation of this initiative may negatively impact our business and operations.
We continue to execute on Project Jeanius, which seeks to simplify and transform our processes, systems and global operating model, with particular focus on enhancing and optimizing our supply chain, reducing operating complexity and integrating our business across global shared services. This initiative has involved, and will continue to involve, substantial expenditures. The continued implementation of Project Jeanius may prove to be more difficult, costly or time consuming than expected, and it is possible that the initiative will not yield the gross profit improvement and selling, general and administrative expense savings in the amounts or on the timeline originally anticipated. In addition, we may experience operational challenges such as delays or errors in implementation, security failures such as loss or corruption of data, reputational harm or other significant disruptions. Any disruptions, delays or deficiencies in the implementation of this initiative could negatively impact our operations and adversely affect our ability to operate our business. This could have a material adverse effect on our results of operations, cash flows and financial condition.
We are subject to the risk that our licensees may not generate expected sales or maintain the value of our brands.
Although we generally have significant control over our licensees' products and advertising, we rely on our licensees for, among other things, operational and financial controls over their businesses. Failure of our licensees to successfully market licensed products or our inability to replace existing licensees, if necessary, could adversely affect our net revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products. Risks are also associated with a licensee's ability to:
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

Kontoor Brands, Inc. 2025 Form 10-K 13

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
During 2025, approximately 77% of our units were purchased from independent manufacturers primarily located in Asia, with our largest number of units sourced from Bangladesh, and substantially all of the remainder produced by Company-owned and -operated manufacturing facilities located in Mexico. Any of the following could impact our ability to produce or deliver our products or our cost of producing or delivering products and, as a result, our profitability:
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
14 Kontoor Brands, Inc 2025 Form 10-K

If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.
We rely on owned or independently-operated distribution facilities to warehouse and ship product to our customers. Our distribution system includes computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Because substantially all of our products are distributed from a relatively small number of locations, our operations could also be interrupted by public health crises or natural or man-made disasters like earthquakes, floods or fires affecting our distribution centers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. Transportation of our products may be interrupted due to events such as marine disasters, bad weather or natural disasters, mechanical or electrical failures, public health crises, grounding, capsizing, fire, explosions and collisions, theft, piracy, cyber-attacks, human error and war and terrorism resulting in delays, damages or losses. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.
We rely on a limited number of North American mills for raw material sourcing, and we may not be able to obtain raw materials on a timely basis or in sufficient quantity or quality.
We rely on a limited number of North American third-party suppliers for raw materials. Such products may be available, in the short-term, from only one or a very limited number of sources. In 2025, approximately 46% of our raw materials were provided by our top three suppliers in North America. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for raw materials, production and quota capacity. We may experience a significant disruption in the supply of raw materials from current sources, or in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier or manufacturer due to consolidation, closure or otherwise, we may be unable to locate additional supplies of raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have a material adverse effect on our ability to meet customer demand for our products and could result in lower net revenue and income from operations both in the short and long term.
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

Kontoor Brands, Inc. 2025 Form 10-K 15

We are subject to data security and privacy risks that could negatively affect our business operations, results of operations or reputation.
In the normal course of business, we collect, store, use, process, disclose and transmit (“Process”) certain sensitive, personal, regulated and/or confidential employee and customer information, including credit card and other payment information, over public networks. There is a significant concern by consumers and employees over the security of personal information, including with respect to identity theft and user privacy. Cyber-attacks, including phishing and other forms of social engineering, denial-of-service attacks and the deployment of ransomware and other malware, are increasingly sophisticated and may utilize artificial intelligence. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers, they may be able to steal, access, publish, use, delete or modify confidential and sensitive information, including credit card information and personal information, that we have obligations to protect. Despite the security measures we currently have in place and our commitment to risk management practices, our facilities and systems and those of our third-party service providers may be vulnerable to, and unable to anticipate, detect or mitigate, data security breaches and other cybersecurity incidents. In addition, employees or third-party service providers may intentionally or inadvertently cause data security breaches, through failing to follow policies or otherwise, that result in the unauthorized access to or release or use of personal, sensitive or confidential information. We take, and require our third-party service providers that process personal, confidential or sensitive information on our behalf to take, measures designed to protect such information and comply with applicable laws, regulations and industry standards related to information security and privacy. However, we cannot control the efforts of third-party service providers and cannot guarantee the compliance of their systems and processes. We and our customers could suffer harm if valuable business data or employee, customer and proprietary information were corrupted, lost, accessed or misappropriated by third parties due to a security failure in our systems or one of our third-party service providers. It could require significant expenditures to remediate any such failure or breach, severely damage our reputation and our relationships with customers, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. In addition, as a result of security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become increasingly uncertain, rigorous and complex. As a result, we may incur significant costs to comply with current and future state, federal and international laws regarding the protection and unauthorized disclosure of personal and other sensitive information such as the General Data Protection Regulation in the European Union, the United Kingdom General Data Protection Regulation, and state laws in the U.S. related to information security and privacy such as the California Consumer Privacy Act and China's Personal Information Protection Law. As the regulatory environment relating to information security and privacy becomes increasingly more demanding with many new requirements surrounding the processing and protection of personal, confidential and sensitive information, the increased complexity in these types of laws and inherent conflicts between jurisdictions may result in our inability or failure to comply with applicable requirements, despite our focus and efforts. Any failure to comply with the laws and regulations surrounding the protection of personal information could subject us to legal and reputational risks, including significant fines for non-compliance, any of which could have a negative impact on revenues and profits.
LEGAL, COMPLIANCE, AND SUSTAINABILITY RISKS
Changes to trade policy, including tariff and import/export regulations, have had, and may continue to have, an adverse effect on our results of operations, cash flows and financial condition.
Changes in policies governing foreign trade and manufacturing in the countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. The U.S. government has instituted and proposed changes in trade policies that include the imposition of higher tariffs on imports into the U.S., the negotiation or termination of trade agreements, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. These changes in policy, along with the recent U.S. Supreme Court decision to strike down certain tariffs imposed under the International Emergency Economic Powers Act have created uncertainty as to the scale and short and long-term effects these tariffs may have and it may be time-consuming and expensive for us to alter our operations in order to adapt to or comply with any such changes.
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
16 Kontoor Brands, Inc 2025 Form 10-K

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
The Organisation for Economic Co-operation and Development (“OECD”) in a joint initiative with G20, has developed a two-pillar framework on Base Erosion and Profit Shifting (“BEPS”). Pillar One contains revised profit allocation and nexus rules while Pillar Two provides proposed global anti-base erosion (“GloBE”) rules. The GloBE rules implement a new global minimum tax of 15% on all large multinational corporations with revenues above certain thresholds. Under Pillar Two, adopting countries have the right to impose “top-up taxes” on low-taxed foreign income earned by multinational companies to which they have a connection, up to the agreed 15%. These new global minimum tax rules began taking place in 2024. Certain countries in which we operate have adopted legislation or are in the process of introducing legislation to implement Pillar Two. In particular, further to the statement released by the G7 on June 28, 2025 which confirmed that agreement has been reached concerning the operation of a “side-by-side” solution to the application of Pillar Two to U.S. parented groups, we will evaluate the Administrative Guidance published by the OECD on January 5, 2026 in relation to the side-by-side package and other matters (including safe harbors and other simplification measures). We are currently monitoring the developments of the two-pillar plan and are evaluating its potential impact on our financial results, though the implementation of any new legislation could negatively impact us.
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

Kontoor Brands, Inc. 2025 Form 10-K 17

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
Companies across all industries are facing increasing scrutiny relating to their sustainability practices and policies. The landscape related to sustainability regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the State of California, and the European Commission have published proposed or final rules, including the European Commission's Corporate Sustainability Reporting Directive, that would require significantly increased disclosures related to climate change and other issues. We may experience significant future cost increases associated with regulatory compliance for sustainability matters, including fees, licenses, reporting, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. Increased focus and activism related to sustainability may hinder our access to capital or negatively impact our stock price, as investors may reconsider their capital investment based on their assessment of our sustainability practices and policies. In particular, investor advocacy groups, institutional investors, shareholders, employees, consumers, customers, regulators, proxy advisory services and other market participants have increasingly focused on sustainability practices and policies of companies. These stakeholders have placed increased importance on sustainability practices and their effect on companies from an investor, consumer, customer or employee perspective. If our sustainability practices do not meet investor or other stakeholder expectations and standards or evolving regulatory requirements, our stock price, brand, sales, ability to access capital markets, reputation and employee retention, among other things, may be negatively affected.
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
Some of our brands, such as Wrangler®, Lee® and Helly Hansen®, enjoy significant worldwide consumer recognition. The higher pricing of those products creates additional risk of counterfeiting and infringement, misappropriation or other violation by third parties. The counterfeiting of our products or the infringement, misappropriation or other violation of our intellectual property rights by third parties could diminish the value of our brands and adversely affect our net revenues.
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
18 Kontoor Brands, Inc 2025 Form 10-K

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
Fluctuations in the price, availability and quality of fabrics such as denim, including cottons, blends, synthetics and wools, or other raw materials used by us in our manufactured products, or of purchased finished goods, could have a material adverse effect on our cost of goods sold and/or our ability to meet our customers' demands. The prices we pay depend on demand and market prices for the raw materials used to produce them. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including general economic conditions and demand, tariffs, supply chain disruptions, crop yields, energy prices, weather patterns, freight rates and speculation in the commodities markets. Prices of purchased finished products also depend on wage rates in Asia and other geographic areas where our independent contractors are located, as well as freight costs from those regions. Inflation can also have a long-term impact on us because increasing costs of materials and labor may impact our ability to maintain satisfactory margins. For example, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as cotton, dyes and chemicals, and other costs, such as fuel, energy and utility costs, can fluctuate as a result of inflation and other factors. Similarly, a significant portion of our products are manufactured in other countries, and declines in the value of the U.S. dollar may result in higher manufacturing costs. In addition, fluctuations in wage rates required by legal or industry standards could increase our costs. In the future, we may not be able to offset cost increases with other cost reductions or efficiencies or pass higher costs on to our customers. This could have a material adverse effect on our results of operations, liquidity and financial condition.
Our balance sheet includes goodwill and intangible assets. A decline in the fair value of a business unit or of an intangible asset could result in an asset impairment charge, which would be recorded as an operating expense in our statement of operations.
Our policy is to evaluate goodwill and indefinite-lived intangible assets for possible impairment as of the beginning of the fourth quarter of each year, within 12 months of acquisition, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. In addition, intangible assets that are being amortized are tested for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. For these impairment tests, we use various valuation methods to estimate the fair value of our business units and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference.
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
Approximately 27% of our total net revenues in 2025 are derived from markets outside the U.S. Most of our international businesses operate in functional currencies other than the U.S. dollar. Changes in currency exchange rates affect the U.S. dollar value of the foreign currency-denominated amounts at which our international businesses purchase products, incur costs or sell products. In addition, for our U.S.-based businesses, the majority of products are sourced from independent contractors or our manufacturing facilities located in foreign countries. As a result, the costs of these products are affected by changes in the value of the relevant currencies. Furthermore, much of our licensing net revenue is derived from sales in foreign currencies. Changes in foreign currency exchange rates could have an adverse impact on our results of operations, cash flows and financial condition.
In accordance with our operating practices, we hedge a significant portion of our foreign currency transaction exposures arising in the ordinary course of business to reduce risks in our cash flows and earnings. Our hedging strategy may not be effective in reducing all risks, and no hedging strategy can completely insulate us from foreign exchange risk.

Kontoor Brands, Inc. 2025 Form 10-K 19

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
On November 18, 2021, we entered into an indenture (the “Indenture”) pursuant to which we issued $400.0 million of unsecured senior notes due 2029, bearing interest at a rate of 4.125% per annum and was previously party to an amended and restated credit agreement (the “2021 Credit Agreement”), which provided for (i) a five-year $400.0 million term loan A facility ("2021 Term Loan A") and (ii) a five-year $500.0 million revolving credit facility, with the lenders and agents party thereto.
On April 8, 2025, we completed a refinancing pursuant to which we amended and restated the 2021 Credit Agreement ("2025 Credit Agreement") to provide for (i) a five-year $700.0 million term loan facility (“Term Loan A-1”) consisting of a $340.0 million initial term loan (“Initial Term Loan”) and a $360.0 million delayed draw term loan (“Delayed Draw Term Loan”), (ii) a three-year $300.0 million delayed draw term loan facility (“Term Loan A-2”) and (iii) a five-year $500.0 million revolving credit facility (the “Revolving Credit Facility”), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn to fund the Helly Hansen acquisition. The Indenture and the 2025 Credit Agreement contain a number of restrictive covenants customary for these types of financings that impose restrictions on us and may limit our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities that may arise, including restrictions on our ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets;
•incur liens on assets;
•enter into transactions with affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries' ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
If the Company fails to comply with any covenants or restrictions under the Indenture or the 2025 Credit Agreement, it could result in an event of default under the applicable indebtedness, which may allow the creditors to accelerate the related debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders or noteholders accelerate the repayment of our borrowings, this could restrict our future business strategies and could adversely impact our future results of operations, cash flows or financial condition and we and our subsidiaries may not have sufficient assets to repay that indebtedness.
20 Kontoor Brands, Inc 2025 Form 10-K

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
•General economic, industry and stock market conditions, including inflation and interest rates;
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
We believe these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in our and our shareholders' best interests.

Kontoor Brands, Inc. 2025 Form 10-K 21

Our articles of incorporation designate North Carolina as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us and limit the market price of our common stock.
Pursuant to our articles of incorporation, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the North Carolina Business Court (or another state or federal court located in North Carolina, if a dispute does not qualify for designation to the North Carolina Business Court or the North Carolina Business Court otherwise lacks jurisdiction) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers or other employees to us or our shareholders; (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of North Carolina law or our articles of incorporation or our bylaws; or (iv) any action asserting a claim against us or any director or officer or other employee of ours relating to the internal affairs doctrine. Our articles of incorporation further provide that if an action described in the preceding sentence is filed in a court other than as specified above in the name of any shareholder, such shareholder is deemed to have consented to (i) personal jurisdiction before any state or federal court located in North Carolina, as appropriate, in connection with any action brought in any such court to enforce our articles of incorporation and (ii) having service of process made upon such shareholder in any such action by service upon such shareholder's counsel in the action as agent for such shareholder. The forum selection clause in our articles of incorporation may limit our shareholders' ability to obtain a favorable judicial forum for disputes with us and limit the market price of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
The Company's Board of Directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board of Directors is actively involved in oversight of the Company's risk management program, and cybersecurity represents an important component of the Company's overall approach to enterprise risk management (“ERM”). The Company's cybersecurity policies, standards, processes and procedures are fully integrated into the Company's information technology practices and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of the Company's overall ERM approach, the Company's cybersecurity program is focused on the following key areas:
•Governance
As discussed in more detail below under the heading “Governance,” the Board of Directors' oversight of cybersecurity risk management is led by the Audit Committee of the Board of Directors (the “Audit Committee”), which interacts quarterly with the Company's ERM function, the Chief Information Officer (“CIO”), the Chief Information Security Officer (“CISO”), other members of management and relevant management committees and councils.
22 Kontoor Brands, Inc 2025 Form 10-K

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
•Technical Safeguards
The Company deploys technical safeguards that are designed to protect the Company's information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning
The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company's response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management
The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company's systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Education and Awareness
The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company's personnel with effective tools to address cybersecurity threats, and to communicate the Company's evolving information security policies, standards, processes and practices.
The Company engages in the periodic assessment and testing of the Company's policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board of Directors, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
Governance
The Audit Committee, under the oversight of the Board of Directors, oversees the Company's ERM process, including the management of risks arising from cybersecurity threats. The Board of Directors and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company's peers and third parties. The Board of Directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
The CISO, in coordination with the CIO, works collaboratively across the Company to implement a program designed to protect the Company's information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company's incident response and recovery plans. To facilitate the success of the Company's cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee and the Board of Directors when appropriate.
The CISO has served in various roles in information technology and information security for over 25 years, including serving as the Chief Information Security Officer of two large international companies. The CISO holds an undergraduate degree in business and a master's degree in business administration. The CISO also has attained the professional certification of Certified Information Systems Security Professional (CISSP) and is Directorship Certified with the NACD (NACD.DC). The CIO holds an undergraduate degree in business and has served in various roles in information technology for over 30 years, including serving as either the Chief Technology Officer or Chief Information Officer of four public companies. The Company's Chief Executive Officer and Chief Financial Officer each hold undergraduate and graduate degrees in their respective fields, and each have over 10 years of experience managing risks at the Company or at similar companies, including risks arising from cybersecurity threats.

Kontoor Brands, Inc. 2025 Form 10-K 23

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

24 Kontoor Brands, Inc 2025 Form 10-K

ITEM 2. PROPERTIES.
We conduct manufacturing, sourcing, distribution and administrative activities in owned and leased facilities. We operate three manufacturing-related facilities and eight distribution centers around the world. In addition, we partner with third-party logistics providers to manage certain distribution in our APAC and EMEA regions, primarily in Shanghai, China and Prague, Czech Republic. Our global headquarters are located in Greensboro, North Carolina, and house our various sales, marketing and corporate business functions.
The following table presents our principal properties as of January 3, 2026:

Location	Approximate Square Feet	Use	Owned or Leased
Greensboro, North Carolina	140,000	Global Headquarters	Owned
Oslo, Norway	88,000	Office and Innovation Center	Leased
Greensboro, North Carolina	48,000	Office	Leased
Shanghai, China	20,000	Office	Leased
Geneva, Switzerland	19,000	Office	Leased
Denver, Colorado	15,000	Office	Leased
Antwerp, Belgium	11,000	Office	Leased
London, United Kingdom	11,000	Office	Leased
Mexico City, Mexico	10,000	Office	Leased
Richmond, British Columbia	8,000	Office	Leased
Dhaka, Bangladesh	14,000	Office and Technical Service Center	Leased
Hong Kong, China	44,000	Office and Sourcing Hub	Leased
Panama City, Panama	7,000	Office and Sourcing Hub	Leased
Foshan, China	49,000	Technical Service Center	Leased
Greensboro, North Carolina	173,000	Technical Service and Innovation Center	Owned
Mocksville, North Carolina	503,000	Distribution Center	Owned
Hackleburg, Alabama	482,000	Distribution Center	Owned
Luray, Virginia	435,000	Distribution Center	Owned
Born, Netherlands	403,000	Distribution Center and Office	Leased
Seminole, Oklahoma	401,000	Distribution Center	Owned
El Paso, Texas	317,000	Distribution Center	Leased
Sumner, Washington	274,000	Distribution Center and Office	Leased
Mexico City, Mexico	162,000	Distribution Center	Leased
Acanceh, Mexico	306,000	Manufacturing Facility	Owned
Izamal, Mexico	93,000	Manufacturing Facility	Owned
Tekax, Mexico	92,000	Manufacturing Facility	Owned
As of January 3, 2026, we operated 132 retail stores across the Americas, EMEA and APAC regions. Retail stores are typically leased under operating leases and include renewal options.
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

Kontoor Brands, Inc. 2025 Form 10-K 25

PART II

ITEM 5. MARKET FOR KONTOOR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock
Kontoor's Common Stock is listed on the NYSE under the symbol “KTB.” As of February 27, 2026, there were 2,113 holders of record of our Common Stock.
While the Company has historically paid dividends to holders of our Common Stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of the Board of Directors.
Stock Performance Graph
The following graph compares the cumulative total shareholder return of Kontoor's Common Stock with that of the S&P 500 Index and the S&P 1500 Apparel Retail Index for the period from January 2, 2021 (the last day of the 2020 fiscal year) to January 3, 2026. The graph assumes that $100.00 was invested on January 2, 2021 in KTB stock and each index, and all dividends and other distributions were reinvested. Past performance is not necessarily indicative of future performance.
Issuer Purchases of Equity Securities

Fourth quarter fiscal 2025	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Dollar value of shares that may yet be purchased under the program
September 28 - October 25	—	$—	—	$214,979,702
October 26 - November 22	—	—	—	214,979,702
November 23 - January 3	369,955	67.58	369,955	189,979,778
Total	369,955	$67.58	369,955
(1) The total number of shares repurchased excludes shares withheld upon the vesting of share-based awards.
(2) On December 11, 2023, the Company announced that its Board of Directors approved a share repurchase program (the "2023 Repurchase Program"). The 2023 Repurchase Program authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2023 Repurchase Program does not have an expiration date but may be suspended, modified, or terminated at any time without prior notice. As of December 2025, $190.0 million remained available for repurchase under the 2023 Repurchase Program.

26 Kontoor Brands, Inc 2025 Form 10-K

ITEM 6. RESERVED.
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our financial statements with a narrative from management's perspective on our financial condition, results of operations and liquidity as well as certain other factors that may affect our future results. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part IV of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended December 28, 2024, for discussion of the results of operations for the year ended December 28, 2024, compared to the year ended December 30, 2023.
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
Description of Business
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company, with a portfolio led by three of the world's most iconic consumer brands: Wrangler®, Lee® and Helly Hansen®. The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler®, Lee® and Helly Hansen®. Our products are sold in the United States ("U.S.") and internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions. We also license the use of our brands in certain regions.
The Company's products are sold through wholesale and direct-to-consumer channels, primarily through mass merchants, outdoor and sporting goods stores, specialty stores, department stores, Company-operated stores, concession retail stores, independently-operated partnership stores, business-to-business through our workwear and uniform businesses and online, including digital marketplaces. In China, our Helly Hansen® business is operated through a joint venture arrangement.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of a group of companies that own and operate the Helly Hansen® and Musto® brands, collectively referred to as "Helly Hansen," for initial cash consideration of $1.3 billion Canadian dollars, equivalent to $957.5 million U.S. dollars. The purchase price was funded by indebtedness and cash on hand. Helly Hansen® is a premium global outdoor and workwear brand, and Musto® is a premium sailing and outdoor brand. The acquisition of these brands scales Kontoor's penetration in the large and growing outdoor and workwear markets globally, and diversifies Kontoor's portfolio across geographies, categories, consumers and points of distribution. The results of operations of Helly Hansen have been included in the Company's consolidated financial statements since the completion of the acquisition. Refer to Note 2 to the Company's financial statements in this Form 10-K for additional information.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to years ended December 2025, December 2024 and December 2023 correspond to the 53-week fiscal year ended January 3, 2026, and the 52-week fiscal years ended December 28, 2024, and December 30, 2023, respectively. Accordingly, the year ended December 2025 included an extra week when compared to the year ended December 2024.
References to fiscal 2025 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from fiscal 2024 and the corresponding impact on translating foreign currencies into U.S. dollars and on foreign currency-denominated transactions. The Company's most significant foreign currency translation exposure is typically driven by the Norwegian krone, the euro, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment and Other Recent Developments

Kontoor Brands, Inc. 2025 Form 10-K 27

Global macroeconomic conditions that continued to impact the Company during 2025 included inconsistent consumer demand despite recent declines in interest rates, ongoing fluctuations in foreign currency exchange rates, moderating inflation and global supply chain issues. During 2025 and at the beginning of 2026, the U.S. government enacted and continues to enact significant changes to its tariff regime which increased rates on virtually all imports. The ongoing impact of increased tariff rates and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility. In addition, on February 20, 2026, the U.S. Supreme Court issued an opinion regarding certain tariffs imposed under the International Emergency Powers Act. It is unclear at this time what impact this decision will have on the Company’s future financial results, including whether we will be able to obtain refunds of amounts previously collected for such tariffs or the level of replacement tariffs the current U.S. administration may impose through other means.
Inflationary and interest rate pressures have lessened in recent quarters. Despite reduced pressure, these rates have continued to impact us, along with recent increases in product costs and tariffs, as compared to 2024. In 2025, retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment. The Company has responded to ongoing macroeconomic conditions by controlling expenses, instituting pricing adjustments for our products, investing in our brands and executing our Project Jeanius business transformation.
The Company continues to evaluate mitigating actions, including the transfer of production within our global supply chain, transformation of our supply chain capabilities, pricing adjustments for our products, supplier partnership initiatives and inventory management. While we anticipate continued uncertainty related to the macroeconomic environment during 2026, including the potential impact of further tariff increases, we believe we are appropriately positioned to successfully manage through operational challenges and cost pressures should they arise. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
Business Overview
We are focused on delivering long-term value to our stakeholders, including our consumers, customers, shareholders, suppliers and communities around the world, by accelerating growth, expanding operating margin, increasing capital allocation optionality and establishing the Company as the employer of choice in the industry. Additionally, the integration of Helly Hansen is a strategic focus for the Company, with an emphasis on geographic and category expansion. The Company continues to execute on Project Jeanius, a multi-year comprehensive end-to-end business transformation focused on simplifying processes, optimizing systems and enhancing our global operating model with the goal of creating significant investment capacity through gross and operating margin expansion. In addition, our capital allocation strategy allows us the option to (i) invest in our business, (ii) pay down debt, (iii) provide for a superior dividend payout, (iv) effectively manage our share repurchase authorization and (v) act on strategic acquisition opportunities that may arise.
During 2025, in connection with the Helly Hansen acquisition, the Company incurred acquisition and integration-related costs of $50.8 million comprised of professional and other fees, which are reported in "selling, general and administrative expenses". Acquisition and integration-related costs also included a gain of $24.1 million reported in "other income (expense), net", related to the settlement of foreign currency exchange contracts to hedge the purchase price of the Helly Hansen acquisition. We expect to incur additional costs in future periods as we complete the integration of Helly Hansen.
The Company continued to execute on Project Jeanius during 2025. The Company closed a portion of our manufacturing facilities and incurred restructuring charges of $43.5 million primarily related to severance, employee-related benefits and asset impairments. A reduction in our manufacturing facilities and diversification in our sourcing footprint, which is part of our ongoing supply chain transformation, will help to promote flexibility, balance costs, improve speed of service and enhance our sourcing capabilities. Additionally, the Company incurred transformation charges of $37.1 million related to business optimization activities. During 2024, the Company incurred total restructuring and transformation charges of $38.3 million related to Project Jeanius. We anticipate to incur additional costs associated with Project Jeanius as we continue to execute on this multi-year initiative.
Refer to Note 23 to the Company's financial statements in this Form 10-K for additional information related to restructuring charges.

HIGHLIGHTS OF THE YEAR ENDED DECEMBER 2025
•The acquisition of Helly Hansen was completed on May 31, 2025, and the results of operations have been included in our consolidated financial statements since that date. During the year ended December 2025, the Company incurred $50.8 million of acquisition and integration-related costs which were recorded in "selling, general and administrative expenses".
•During the year ended December 2025, the Company incurred $80.6 million of charges related to the closure of a portion of its manufacturing facilities and business optimization activities, of which $46.3 million were recorded in "cost of goods sold", resulting in an 80 basis point decrease in gross margin for the period, and $34.3 million were recorded in "selling, general and administrative expenses."
•Net revenues of $3.2 billion increased 21% compared to the year ended December 2024, and included a $475.5 million contribution from the Helly Hansen acquisition and an approximate 2% benefit from the 53rd week.
•U.S. Wholesale revenues increased 7% compared to the year ended December 2024, and included a $66.3 million contribution from the Helly Hansen acquisition and an approximate 2% benefit from the 53rd week. U.S. Wholesale revenues represented 64% of total revenues in the current year.
28 Kontoor Brands, Inc 2025 Form 10-K

•International Wholesale revenues increased 65% compared to the year ended December 2024, and included a $281.6 million contribution from the Helly Hansen acquisition and a less than 1% benefit from the 53rd week. International Wholesale revenues represented 21% of total revenues in the current year.
•Direct-to-Consumer revenues increased 49% compared to the year ended December 2024, and included a $127.6 million contribution from the Helly Hansen acquisition and an approximate 3% benefit from the 53rd week. Direct-to-Consumer revenues represented 15% of total revenues in the current year.
•Gross margin increased 70 basis points to 45.2% compared to the year ended December 2024, benefiting from product and channel mix, accretion from the Helly Hansen acquisition and benefits from Project Jeanius, partially offset by the net impact of increases in tariff, product costs and pricing adjustments for our products and the $46.3 million of restructuring and transformation charges incurred during the period as discussed in the highlights above.
•Selling, general and administrative expenses as a percentage of revenues increased to 34.5% compared to 31.4% for the year ended December 2024, and included $193.7 million of operating expenses attributable to Helly Hansen. Selling, general and administrative expenses in 2025 included $85.1 million of total charges as discussed in the highlights above.
•Operating income decreased 2% to $336.8 million compared to the year ended December 2024, and included a $38.0 million contribution from the Helly Hansen acquisition and the impact of the charges incurred during the period as discussed in the highlights above.
•Net income decreased 7% to $227.5 million compared to the year ended December 2024, and included a $12.6 million contribution from the Helly Hansen acquisition. Net income in 2025 was impacted by a higher effective tax rate and the after-tax impact of the charges incurred during the period as discussed in the highlights above.
•Diluted earnings per share was $4.05 in 2025, compared to $4.36 in 2024, and included a $0.23 contribution from the Helly Hansen acquisition, including the income from equity method investment, and a $1.54 after-tax impact from the charges incurred in the period discussed in the highlights above.
•Cash provided by operating activities was $455.8 million as compared to $368.2 million in the prior year period, including an approximate $100 million contribution from the Helly Hansen acquisition.

Kontoor Brands, Inc. 2025 Form 10-K 29

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations:

	Year Ended December

(Dollars in thousands)	2025	2024
Net revenues	$3,152,456	$2,607,578
Gross margin (net revenues less cost of goods sold)	$1,423,389	$1,161,570
As a percentage of net revenues	45.2%	44.5%
Selling, general and administrative expenses	$1,086,581	$819,281
As a percentage of net revenues	34.5%	31.4%
Operating income	$336,808	$342,289
As a percentage of net revenues	10.7%	13.1%
Additionally, the following table presents a summary of the changes in net revenues for the year ended December 2025 as compared to December 2024:

(In millions)	Year Ended December

Net revenues — 2024	$2,607.6
Organic (1)	61.3
Helly Hansen Acquisition	475.5
Impact of foreign currency	8.1
Net revenues — 2025	$3,152.5
(1) Organic refers to revenues generated excluding the contributions from the Helly Hansen acquisition.
2025 Compared to 2024
Net revenues increased 21%, primarily attributable to the Helly Hansen acquisition and broad-based growth in our Wrangler businesses. Net revenues increased in all channels, driven by a 65% increase in International Wholesale revenues primarily attributable to Helly Hansen. Global Direct-to-Consumer revenues increased 49%, attributable to the acquisition and higher e-commerce and retail store sales for Wrangler and Lee. U.S. Wholesale revenues increased 7%, attributable to the acquisition and growth in our Wrangler wholesale business, with category growth in Western, workwear, non-denim products and female, which was partially offset by a decrease in our Lee U.S. Wholesale business. Net revenues in 2025 included an approximate 2% benefit from the 53rd week.
Additional details on changes in net revenues for the year ended December 2025 as compared to December 2024 are provided in the section titled “Information by Business Segment.”
Gross margin increased 70 basis points, primarily driven by 40 basis points attributable to Helly Hansen, a 90 basis point increase from favorable product and channel mix and 80 basis points from the benefits of Project Jeanius. These increases were partially offset by a 60 basis point net impact due to tariffs, product cost increases and pricing adjustments for our products and an 80 basis point impact due to increased restructuring and transformation costs from the closure of a portion of our manufacturing facilities.
Selling, general and administrative expenses increased $267.3 million, from 31.4% to 34.5% of net revenues, driven by the impact of $193.7 million of operating expenses attributable to Helly Hansen, representing a 220 basis point increase. In addition, expenses increased due to $50.8 million of acquisition and integration-related costs, $16.9 million of higher investments in our direct-to-consumer business and demand creation and a $34.3 million increase in restructuring and transformation charges, which were partially offset by declines in discretionary spending and benefits of Project Jeanius.
Other Income (expense), net included $24.1 million of gains related to foreign currency exchange contracts to hedge the purchase price of the Helly Hansen acquisition.
The effective income tax rate for the year ended December 2025 was 24.3% compared to 18.5% for the year ended December 2024. The effective tax rate without discrete items for the year ended December 2025 was 24.4% compared to 20.0% for the year ended December 2024. The increase was primarily due to changes in our jurisdictional mix of earnings and estimated non-deductible
30 Kontoor Brands, Inc 2025 Form 10-K

transaction costs incurred in conjunction with the Helly Hansen acquisition. Our effective income tax rate for foreign operations was 16.2% and 8.2% for the years ended December 2025 and December 2024, respectively.
The 2025 effective income tax rate included a net discrete tax benefit primarily related to stock-based compensation and one-time benefits related to the release of tax reserves, partially offset by an increase in valuation allowances in a foreign jurisdiction and tax expense related to the finalization of U.S. federal, state and foreign tax return filings. The net discrete tax benefit for the year ended December 2025 decreased the effective income tax rate by 0.1%. The 2024 effective income tax rate included a net discrete tax benefit primarily related to one-time benefits related to the release of tax reserves as well as benefits from stock-based compensation. The net discrete tax benefit for the year ended December 2024 decreased the effective income tax rate by 1.5%.
The One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump on July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, including changes to global intangible low-tax income (“GILTI”), foreign derived intangible income (“FDII”) and the base erosion and anti-abuse tax (“BEAT”). The legislation also includes the restoration of favorable tax treatment for certain business provisions such as bonus depreciation and Section 174 expensing. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the future provisions of the OBBBA on our consolidated financial statements.

Kontoor Brands, Inc. 2025 Form 10-K 31

Information by Business Segment
The Company's three reportable segments are Wrangler, Lee and Helly Hansen. Refer to Note 4 to the Company's financial statements in this Form 10-K for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the years ended December 2025 and December 2024:
Segment Revenues:

	Year Ended December

(In millions)	Wrangler	Lee	Helly Hansen	Total

Segment revenues — 2024	$1,806.0	$790.6	$—	$2,596.6
Operations	104.9	(44.6)	459.7	520.0
Impact of foreign currency	3.7	4.4	—	8.1
Segment revenues — 2025	$1,914.6	$750.4	$459.7	$3,124.7
Segment Profit:

	Year Ended December

(In millions)	Wrangler	Lee	Helly Hansen	Total

Segment profit — 2024	$366.3	$89.7	$—	$456.0
Operations	73.8	(21.2)	31.8	52.6
Impact of foreign currency	(0.1)	0.4	—	0.3
Segment profit — 2025	$440.0	$68.9	$31.8	$508.9
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Year Ended December

(Dollars in millions)	2025	2024	Percent Change
Segment revenues	$1,914.6	$1,806.0	6.0%
Segment profit	$440.0	$366.3	20.1%
Operating margin	23.0%	20.3%
2025 Compared to 2024
Global revenues for the Wrangler® brand increased 6%, due to growth in the U.S. Wholesale and Direct-to-Consumer channels. Wrangler global revenues in 2025 included an approximate 2% benefit from the 53rd week.
•Revenues in the U.S region increased 6%, primarily due to growth in our U.S. Wholesale channel and U.S. direct-to-consumer business. Growth in wholesale was driven by broad-based category growth in Western, workwear, non-denim products and female along with increases in our digital wholesale and U.S. licensing businesses. Growth in our U.S. direct-to-consumer business was primarily driven by higher e-commerce sales.
•Revenues in the International region increased 3%, primarily due to growth in EMEA's wholesale, retail store and e-commerce businesses.
Operating margin increased to 23.0%, compared to 20.3% for the 2024 period. Gross margin increased primarily due to favorable product and channel mix and benefits from Project Jeanius partially offset by the net impact from tariffs, product costs and pricing adjustments for our products. Operating margin also improved due to decreases in restructuring and transformation charges compared to the prior year and the benefits of Project Jeanius. These benefits were partially offset by other operating cost increases driven by higher investments in our direct-to-consumer business, demand creation, information technology and distribution expenses.
32 Kontoor Brands, Inc 2025 Form 10-K

Lee

	Year Ended December

(Dollars in millions)	2025	2024	Percent Change
Segment revenues	$750.4	$790.6	(5.1)%
Segment profit	$68.9	$89.7	(23.1)%
Operating margin	9.2%	11.3%
2025 Compared to 2024
Global revenues for the Lee® brand decreased 5%, due to declines in the International Wholesale and U.S. Wholesale channels, partially offset by growth in the Direct-to-Consumer channel. Lee global revenues in 2025 included an approximate 1% benefit from the 53rd week.
•Revenues in the U.S. region decreased 4%, driven by a decline in the U.S. Wholesale channel, partially offset by growth in our U.S. direct-to-consumer business. The decrease in the U.S. Wholesale channel was due to lower wholesale shipments partially offset by growth in our digital wholesale business. Growth in our U.S. direct-to-consumer business was due to higher e-commerce sales which were partially offset by lower retail store sales.
•Revenues in the International region decreased 7%, primarily due to decreases in our wholesale businesses driven by proactive inventory management actions with wholesale customers in China, partially offset by growth in our APAC retail store business. Additionally, the international region benefited from growth in our EMEA direct-to-consumer business due to higher retail store and e-commerce sales.
Operating margin decreased to 9.2%, compared to 11.3% for the 2024 period. Gross margin decreased primarily due to unfavorable product and channel mix, a net impact from tariffs, product costs and pricing adjustments for our products and the impact from proactive inventory management actions, partially offset by the benefits from Product Jeanius. Operating margin was also impacted by the deleverage of fixed expenses on lower revenues which was partially offset by the impact of lower distribution costs and benefits from Project Jeanius.
Helly Hansen

	Year Ended December

(Dollars in millions)	2025	2024	Percent Change
Segment revenues	$459.7	$—	*
Segment profit	$31.8	$—	*
Operating margin	6.9%	—%
*Calculation not meaningful.
The Helly Hansen acquisition was completed on May 31, 2025, so the results for the year ended December 2025 include seven months of its operations.
Other
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income before income taxes. Other includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other Company-owned brands and private label apparel, and the associated costs. Results of the Musto® brand have been included in the Company's consolidated financial statements since the Helly Hansen acquisition on May 31, 2025. The businesses within the Other category, either individually or in the aggregate, do not meet the criteria to be considered reportable segments.

	Year Ended December

(Dollars in millions)	2025	2024	Percent Change
Other revenues	$27.8	$11.0	153.1%
Profit (loss) related to other revenues	$3.8	$(1.6)	333.2%
Operating margin	13.7%	(14.9)%

Kontoor Brands, Inc. 2025 Form 10-K 33

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

	Year Ended December

(Dollars in millions)	2025	2024	Percent Change
Segment profit:
Wrangler	440.0	366.3	20%
Lee	68.9	89.7	(23)%
Helly Hansen	31.8	—	*
Reconciliation to income before income taxes:
Corporate and other expenses	(196.4)	(123.2)	59.4%
Interest expense	(62.2)	(40.8)	52.3%
Interest income	7.3	11.1	(34.5)%
Profit (loss) related to other revenues	3.8	(1.6)	333.2%
Income before income taxes	$293.3	$301.4	(2.7)%

*Calculation not meaningful.
2025 Compared to 2024
Corporate and other expenses increased $73.2 million, primarily due to a $106.1 million increase in restructuring and transformation costs related to the closure of a portion of our manufacturing facilities and acquisition and integration-related costs during the year ended December 2025, as well as increases in business optimization charges and incentive compensation expense compared to the prior period, partially offset by gains of $24.1 million related to the purchase price hedges for the Helly Hansen acquisition.
Interest expense increased $21.3 million during the year ended December 2025 compared to the year ended December 2024, primarily due to higher debt outstanding to fund the Helly Hansen acquisition.

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
On April 8, 2025, the Company completed a refinancing pursuant to which it amended and restated the 2021 Credit Agreement to provide for (i) a five-year $700.0 million term loan facility ("Term Loan A-1") consisting of a $340.0 million initial term loan ("Initial Term Loan") and a $360.0 million delayed draw term loan ("Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan facility ("Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "Revolving Credit Facility"), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. Upon closing of the Credit Agreement (the "2025 Credit Agreement"), the net proceeds from the Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under the 2021 Term Loan A. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn and used to fund the Helly Hansen acquisition, along with approximately $300 million of cash on hand. Refer to Note 2 to the Company's financial statements in this Form 10-K for additional information related to the Helly Hansen acquisition.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million beginning in September 2026, which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. Term Loan A-2 is
34 Kontoor Brands, Inc 2025 Form 10-K

scheduled to be repaid in full at maturity. During the three and twelve months ended December 2025, the Company made voluntary early repayments of $200.0 million and $250.0 million, respectively, of the principal amount outstanding on Term Loan A-2.
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
Refer to Note 12 to the Company's financial statements in this Form 10-K for additional information regarding the Company's debt obligations, and refer to Note 16 to the Company's financial statements in this Form 10-K for additional information regarding the Company's interest rate swap agreements.
As of December 2025, the Company was in compliance with all applicable covenants under the 2025 Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, this could impact the Company's operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the 2025 Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of December 2025.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of December 2025:

(In millions)	December 2025
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.3
Cash and cash equivalents	$108.4
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.7 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
At December 2025 and December 2024, the Company had availability of $20.0 million and $19.2 million, respectively, under its previously established international line of credit which is uncommitted and may be terminated at any time by either the Company or the financial institution. In addition, the Company had $17.4 million available at December 2025 under a committed international line of credit as a result of the acquisition. There were no outstanding balances under these arrangements at December 2025 and December 2024.
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
On December 11, 2023, the Company announced that its Board of Directors approved a new share repurchase program (the "2023 Repurchase Program") which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2023 Repurchase Program replaced all remaining shares under the 2021 Repurchase Program and does not have an expiration date but may be suspended, modified or terminated at any time without prior notice. During the years ended December 2025 and December 2024, the Company repurchased 0.4 million and 1.2 million shares of Common Stock for $25.0 million and $85.0 million, respectively, including commissions, under the 2023 Repurchase Program. As of December 2025, $190.0 million remained available for repurchase under the 2023 Repurchase Program.
The timing and amount of repurchases are determined by the Company's management based on its evaluation of market conditions, continued compliance with its debt covenants and other factors. All shares reacquired in connection with the Company's repurchase programs are treated as authorized and unissued shares upon repurchase.
During 2025, the Company paid $116.1 million of dividends to its shareholders. On February 12, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.53 per share of the Company's Common Stock. The cash dividend will be payable on March 20, 2026, to shareholders of record at the close of business on March 10, 2026.
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

Kontoor Brands, Inc. 2025 Form 10-K 35

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
We currently expect capital expenditures to be approximately $45.0 million in 2026, primarily to support information technology, distribution, manufacturing, owned retail store investments and facility improvements.
The following table presents our cash flows during the periods:

(In millions)	Year Ended December

Cash provided (used) by:	2025	2024
Operating activities	$455.8	$368.2
Investing activities	$(898.8)	$(22.3)
Financing activities	$246.8	$(240.4)
Operating Activities
During 2025, cash provided by operating activities was $455.8 million as compared to $368.2 million in the prior year period. The increase was primarily due to changes in working capital, including favorable changes in accounts receivable, accrued liabilities and accounts payable, partially offset by unfavorable changes in income taxes. Net income benefited from the contribution of Helly Hansen and was impacted by the acquisition and integration-related costs and restructuring and transformation costs incurred during 2025.
Investing Activities
During 2025, cash used by investing activities was $898.8 million as compared to $22.3 million in the prior year period, primarily due to cash used to fund the Helly Hansen acquisition, partially offset by proceeds from the settlement of foreign exchange contracts associated with the purchase price of the acquisition in 2025.
Financing Activities
During 2025, cash provided by financing activities was $246.8 million as compared to cash used by financing activities of $240.4 million in the prior year period. This increase was primarily due to our debt refinancing which provided $1.0 billion of proceeds to support the Helly Hansen acquisition, partially offset by the repayment of the Company’s prior Term Loan A of $345.0 million and voluntary early term loan repayments of $250.0 million. Additionally, Common Stock repurchases decreased by $60.7 million in the current year.
36 Kontoor Brands, Inc 2025 Form 10-K

Contractual Obligations
The Company believes it has sufficient liquidity to fund its operations and meet its short-term and long-term obligations. The Company's estimated contractual obligations and other commercial commitments at December 2025 and the future periods in which such obligations are expected to be settled in cash are described below.
Contractual commitments on the Company's balance sheets include obligations to make principal payments on $1.15 billion of long-term debt based on the defined terms of our debt agreements. Refer to Note 12 to the Company's financial statements in this Form 10-K for additional information. These debt agreements also require periodic interest payments on floating and fixed rate terms. Future estimated interest payments under these agreements, based on interest rates in effect as of December 2025 and the remaining terms of the debt arrangements, are $58.0 million, $57.1 million, $53.4 million, $50.7 million and $9.0 million for 2026 through 2030, respectively, with no remaining payments thereafter.
The Company has future payments related to other liabilities recorded in the balance sheets, which primarily represent long-term liabilities for deferred compensation and other employee-related benefits. Refer to Note 13 and Note 14 to the Company's financial statements in this Form 10-K for additional information.
The Company is committed under noncancelable operating leases. Refer to Note 21 to the Company's financial statements in this Form 10-K for additional information related to future lease payments.
The Company has unrecorded commitments consisting of inventory obligations, minimum royalty payments and other obligations. Other obligations represent other binding commitments for the expenditure of funds, including (i) amounts related to contracts not involving the purchase of inventories, such as the noncancelable portion of service or maintenance agreements for management information systems, (ii) capital spending and (iii) advertising. Refer to Note 22 to the Company's financial statements in this Form 10-K for additional information.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Kontoor Brands, Inc. 2025 Form 10-K 37

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
The application of these accounting policies requires that we make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, contingent assets and liabilities and related disclosures. These estimates, assumptions and judgments are based on historical experience, current trends and other factors believed to be reasonable under the circumstances. Management evaluates these estimates and assumptions on an ongoing basis. Because our business cycle is relatively short (i.e., from the date that inventory is received until that inventory is sold and the trade accounts receivable is collected), actual results related to most estimates are known within a few months after any balance sheet date. In addition, we may retain outside specialists to assist in impairment testing of long-lived assets and valuation of business combinations. Several of the estimates and assumptions we are required to make relate to future events and are therefore inherently uncertain, especially as it relates to events outside of our control. If actual results ultimately differ from previous estimates, the revisions are included in results of operations when the actual amounts become known.
We believe the following accounting policies involve the most significant management estimates, assumptions and judgments used in preparation of the financial statements or are the most sensitive to change from outside factors. The selection and application of the Company's critical accounting policies and estimates are periodically discussed with the Audit Committee of the Board of Directors.
Business Combinations
Description
Our policy is to account for business combinations using the acquisition method of accounting. Under the acquisition method, the consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. We allocate the purchase price of an acquired business to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded with the corresponding offset to goodwill.
Judgments and Uncertainties
The application of the acquisition method of accounting for business combinations and determination of fair value requires management to make judgments and may involve the use of significant estimates, including assumptions related to estimated future revenues, growth rates, cash flows, discount rates and royalty rates, among other items. We generally evaluate fair value at acquisition using three valuation techniques - the cost approach, market and income methods - and determine the valuation method based on what is most appropriate in the circumstance. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective. We also utilize third-party valuation specialists to assist management in the determination of the fair value of assets acquired and liabilities assumed.
Effect if Actual Results Differ From Assumptions
Management estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If the actual results differ from the estimates and judgments used, the amounts recorded in the consolidated financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the "Long-Lived Assets - Property, Plant and Equipment and Operating Lease Assets" and "Indefinite-Lived Intangible Assets and Goodwill" sections below.
Helly Hansen Acquisition
During the second quarter of 2025, we completed the acquisition of Helly Hansen. Management allocated the preliminary purchase price of the acquired Helly Hansen business to the preliminary estimated fair values of the acquired assets and assumed liabilities as of the date of acquisition, which resulted in excess purchase price of $320.7 million that was recorded as goodwill. The acquired assets include the estimated fair value of $400.0 million for the Helly Hansen® trademark, which is an identifiable intangible asset management believes to have an indefinite life. The estimated fair value of the Helly Hansen® trademark was determined using the income-based relief-from-royalty method, which required the use of significant estimates and assumptions, including future revenues, growth rates, royalty rate, tax rates and discount rate associated with the acquired intangible asset. Management's estimates and assumptions utilized internal forecasts of future business performance and relevant market information. Management also utilized a third-party valuation specialist to assist in the determination of the estimated fair value of the Helly Hansen® trademark.
Management believes the assumptions used in determining the estimated fair value of the Helly Hansen® trademark are reasonable but are inherently uncertain and unpredictable. As a result, actual results may differ from estimates. Future business and economic conditions, as well as significant changes in any of the assumptions used to estimate the acquisition date fair value of the Helly
38 Kontoor Brands, Inc 2025 Form 10-K

Hansen® trademark, may result in a future impairment charge that could have a material effect on the Company’s consolidated financial position and results of operations.
Refer to Note 2 to the consolidated financial statements for additional information related to the Helly Hansen acquisition.
Impairment Testing of Long-Lived Assets
Long-Lived Assets — Property, Plant and Equipment and Operating Lease Assets
Description
Our policy is to review property, plant and equipment and operating lease assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. In addition, the Company's policy is to perform impairment testing at least annually for retail store assets, including the related operating lease assets. We test for potential impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows that are largely independent, by comparing the carrying value to the estimated undiscounted cash flows expected to be generated by the asset. If the forecasted undiscounted cash flows to be generated by the asset are not expected to be adequate to recover the asset's carrying value, a fair value analysis must be performed, and an impairment charge is recorded if there is an excess of the asset's carrying value over its estimated fair value.
Judgments and Uncertainties
When testing property, plant and equipment or operating lease assets for potential impairment, management uses the income-based discounted cash flow method using the estimated cash flows of the respective asset or asset group. We include assumptions about sales growth and operating margins, which are compared to our budgets, business plans and economic projections. Assumptions are also made for varying terminal growth rates for years beyond the forecast period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units' industries and industry marketplace valuation multiples.
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
Effect if Actual Results Differ From Assumptions
We have not made any material changes in the methodology used to evaluate the impairment of property, plant and equipment and operating lease assets during 2025. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments, useful lives of property, plant and equipment or term length of leases. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to potentially material impairments.
Indefinite-Lived Intangible Assets and Goodwill
Description
Our policy is to evaluate indefinite-lived intangible assets, including goodwill, for possible impairment as of the beginning of the fourth quarter of each year, or whenever events or changes in circumstances indicate that the fair value may be below its carrying amount. As part of our annual impairment testing, we may elect to assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If the Company elects to perform a qualitative analysis and determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. Otherwise, the asset must be quantitatively tested for possible impairment. Alternatively, the Company may elect to bypass a qualitative analysis and perform a quantitative analysis.
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
For indefinite-lived intangible asset impairment testing, we measure the fair value of our indefinite-lived trademarks and trade names using the relief-from-royalty method, which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the royalty rates and discount rates.

Kontoor Brands, Inc. 2025 Form 10-K 39

For goodwill impairment testing, we estimate the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit's forecasted future cash flows that are discounted to present value using the reporting unit's WACC that considers market participant assumptions, plus a spread that factors in the risk of the asset. For the market-based approach, management uses both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of net revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies. The market multiples used in the valuation are based on the relative strengths and weaknesses of the reporting unit compared to the selected guideline companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and net revenue / EBITDA data from target companies deemed similar to the reporting unit.
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
The income-based fair value methodology requires management's assumptions and judgments regarding economic conditions in the markets in which we operate and conditions in the capital markets, many of which are outside of management's control. At the reporting unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit's strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management's estimates and assumptions regarding:
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
Effect if Actual Results Differ From Assumptions
Management makes its estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. It is possible that our conclusions regarding impairment or recoverability of indefinite-lived intangible assets or goodwill in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in our goodwill impairment testing will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of net revenues and EBITDA. A future impairment charge for goodwill could have a material effect on our financial position and results of operations.
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
Judgments and Uncertainties
Deferred income tax assets and liabilities reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has $71.0 million of gross deferred income tax assets related to income tax credit carryforwards and $52.2 million of gross deferred income tax assets related to operating loss carryforwards. We periodically assess the realizability of deferred tax assets, which often requires significant judgment. If management believes that the Company will not be able to generate sufficient taxable income to offset losses during the carryforward periods, the Company records valuation allowances to reduce those deferred tax assets to amounts expected to be ultimately realized. Based on the Company's assessment, it has recorded valuation allowances of $71.0 million related to income tax credit carryforwards and $40.1 million related to operating loss carryforwards based on the weight of available evidence and the
40 Kontoor Brands, Inc 2025 Form 10-K

conclusion that it is more-likely-than-not (likelihood of more than 50%) that some portion, or all, of these deferred tax assets will not be realized.
The calculation of liabilities for unrecognized tax benefits involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and significant management judgment. The Company's income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. The Company has reviewed all issues raised upon examination, as well as any exposure for issues that may be raised in future examinations. The Company has evaluated these potential issues under the “more-likely-than-not” standard of the accounting literature. A tax benefit is recognized if it meets this standard and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized.
Effect if Actual Results Differ From Assumptions
Realization of deferred tax assets related to income tax credit and operating loss carryforwards is dependent on future taxable income in specific jurisdictions, the amount and timing of which are uncertain, and on possible changes in tax laws. If management determines in a future period that the amount of deferred tax assets expected to be realized differs from the net recorded amount, the Company would record an adjustment to the valuation allowance and income tax expense in that future period.
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
Insured Risks
The Company is self-insured for a significant portion of its employee medical, workers' compensation, property and general liability exposures, and purchases from highly-rated commercial carriers to cover other risks, including property, casualty and umbrella, and to establish stop-loss limits on self-insurance arrangements.
Cash and Cash Equivalents Risks
We had $108.4 million of cash and cash equivalents at the end of 2025. Management continually monitors the credit ratings of the financial institutions with whom we conduct business. Similarly, management monitors the credit quality of cash equivalents.
Deferred Compensation and Related Investment Security Risks
The Company sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Certain of the Company's employees participate in this plan. The Company has purchased publicly traded mutual funds in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. Changes in the fair value of the participants' hypothetical investments are recorded as an adjustment to deferred compensation liabilities. The increases and decreases in deferred compensation liabilities are offset by corresponding increases and decreases in the market value of the mutual funds purchased by the Company, resulting in an insignificant net exposure to operating results and financial position.
Interest Rate Risks
The Company's debt outstanding under the Credit Facilities bears interest at variable interest rates plus applicable spreads. In addition, the funding fees charged by the financial institutions for the trade accounts receivable sale programs are based on underlying variable interest rates and customer credit risk. The Company uses derivative financial instruments to mitigate some of these exposures to the volatility in interest rates. However, changes in interest rates would also affect interest income earned on our cash equivalents. Based on balances of outstanding debt, sold trade accounts receivable and cash equivalents as of December

Kontoor Brands, Inc. 2025 Form 10-K 41

2025, the effect of a hypothetical 1% increase in interest rates would be a decrease in reported net income of approximately $3.1 million.
Foreign Currency Exchange Rate Risks
We are a global enterprise subject to the risk of foreign currency fluctuations. Approximately 27% and 20% of our net revenues in 2025 and 2024, respectively, were generated in international markets. Most of our foreign businesses operate in functional currencies other than the U.S. dollar. In periods where the U.S. dollar strengthens relative to foreign currencies where we have operations, there is a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Management hedges certain of the Company's foreign currency transactions and may hedge investments in certain foreign operations.
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
We had foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $717.4 million and $303.0 million at December 2025 and 2024, respectively. For cash flow hedging contracts outstanding at December 2025 and 2024, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of 2025 and 2024, it would result in a change in fair value of those contracts of approximately $35.2 million and $20.8 million, respectively. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
In addition, the Company may execute balance sheet hedge contracts to cover balance sheet foreign currency exchange risks that are not mitigated by the Company's other hedging strategies. At December 2025, the Company had executed several of these hedges to mitigate risk related to intercompany loans.
We had foreign currency exchange contracts designated as balance sheet hedges with notional amounts totaling $87.5 million at December 2025. We had no foreign currency exchange contracts designated as balance sheet hedges at December 2024. For balance sheet hedging contracts outstanding at December 2025, if there were a hypothetical 10% change in foreign currency exchange rates compared to rates at the end of 2025, it would result in a change in fair value of those contracts of approximately $9.3 million. However, any change in the fair value of the hedging contracts would be substantially offset by a change in the fair value of the underlying hedged exposure impacted by the currency rate changes.
Counterparty Risks
We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative hedging instruments. To manage this risk, we have established counterparty credit guidelines and only enter into derivative transactions with financial institutions that have 'A minus/A3' investment grade credit ratings or better. The Company monitors the credit rating of, and limits the amount hedged with, each counterparty. Additionally, management utilizes a portfolio of financial institutions to minimize exposure to potential counterparty defaults and adjusts positions as necessary.
Commodity Price Risks
We are exposed to market risks for the pricing of cotton, synthetics and other materials, which we typically purchase in a converted form such as fabric or finished goods. To manage risks of commodity price changes, management negotiates prices in advance when possible. We have not historically managed commodity price exposures by using derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for information required by this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

42 Kontoor Brands, Inc 2025 Form 10-K

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
As required by Exchange Act Rule 13a-15(b), the Company's management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's “disclosure controls and procedures” as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 3, 2026, the Company's disclosure controls and procedures were effective to (1) ensure that the Company is able to record, process, summarize and report the information it is required to disclose in the reports it files with or submits to the SEC within the required time periods specified in the Commission's rules and forms and (2) accumulate and communicate this information to management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding this disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 2026. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting at Helly Hansen. SEC guidance allows management to omit an assessment of a material acquired business's internal controls over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Helly Hansen was acquired on May 31, 2025, and is included in our 2025 consolidated financial statements from the date of acquisition. The total assets and total net revenues of Helly Hansen excluded from management's assessment represent 19% and 15%, respectively, of consolidated total assets and total net revenues as of and for the year ended January 3, 2026.
Based on our assessment, management concluded that the Company's internal control over financial reporting was effective as of January 3, 2026.
The effectiveness of the Company's internal control over financial reporting as of January 3, 2026, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. "Financial Statements and Supplementary Data" and Item 15. "Exhibits and Financial Statement Schedules".

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
During the three months ended December 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Kontoor Brands, Inc. 2025 Form 10-K 43

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by Item 10 of this Part III is included under the captions “Proposal No. 1—Election of Directors,” “Executive Officers,” “Corporate Governance—Code of Conduct,” “Corporate Governance—Board Committees,” “Corporate Governance—Insider Trading Policy” and “Additional Information—Delinquent Section 16(a) Reports” (to the extent reported therein) in Kontoor's definitive 2026 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 3, 2026, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
Information required by Item 11 of this Part III is included under the captions “Corporate Governance—Talent and Compensation Committee Interlocks and Insider Participation," "Director Compensation” and “Executive Compensation” in Kontoor's definitive 2026 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 3, 2026, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by Item 12 of this Part III is included under the captions "Executive Compensation—2025 Equity Compensation Plan Information Table" and “Security Ownership of Certain Beneficial Owners and Management” in Kontoor's definitive 2026 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 3, 2026, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by Item 13 of this Part III is included under the captions "Corporate Governance—Related Person Transactions Policy" and "Corporate Governance—Director Independence" in Kontoor's definitive 2026 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 3, 2026, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by Item 14 of this Part III is included under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in Kontoor's definitive 2026 Proxy Statement that will be filed with the SEC within 120 days after the close of our year ended January 3, 2026, which information is incorporated herein by reference.

44 Kontoor Brands, Inc 2025 Form 10-K

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

2.2
Share Purchase Agreement, dated as of February 18, 2025, among Kontoor Nordic Holdings AS, Kontoor Brands, Inc. and Canadian Tire Corporation, Limited (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed with the SEC on February 21, 2025)

3.1	Amended and Restated Articles of Incorporation of Kontoor Brands, Inc., as amended through April 18, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on April 19, 2024)

3.2	Bylaws of Kontoor Brands, Inc., as amended through April 20, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed with the SEC on April 21, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2025)

4.2	Indenture, dated as of November 18, 2021 by and among Kontoor Brands, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.125% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on November 19, 2021)

10.1	Tax Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.2	VF Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.3	Kontoor Intellectual Property License Agreement dated May 17, 2019 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.4	Employee Matters Agreement dated May 22, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.5+	Change in Control Agreement by and between Scott H. Baxter and Kontoor Brands, Inc. dated May 23, 2019 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed with the SEC on May 23, 2019)

10.6+	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.7+	Kontoor Brands, Inc. 2019 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019)

Kontoor Brands, Inc. 2025 Form 10-K 45

10.8+	Kontoor Brands Executive Deferred Savings Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.9+	Kontoor Brands Executive Deferred Savings Plan II (2020 Restatement) (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022)

10.10+	Form of Non-Qualified Stock Option Certificate (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.11+	Form of Non-Qualified Stock Option Certificate for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.12+	Kontoor Brands, Inc. Deferred Savings Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.13	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form 10 filed with the SEC on April 1, 2019)

10.14+	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 1 (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020)

10.15+	Kontoor Brands Executive Deferred Savings Plan II Amendment No. 2 (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.16+	Kontoor Brands, Inc. Mid-Term Incentive Plan, a subplan under the Stock Compensation Plan, as Amended and Restated effective December 16, 2021 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022)

10.17+	Form of Award Certificate for Restricted Stock Units (Standard Form) (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022)

10.18+	Form of Award Certificate for Performance-Based Restricted Stock Units (Standard Form) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022)

10.19
Second Amended and Restated Credit Agreement, dated as of April 8, 2025, by and among Kontoor Brands, Inc., Kontoor International Sarl, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 8, 2025)

10.20+	Kontoor Brands, Inc. 2019 Stock Compensation Plan Amendment No. 1 (incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)

10.21+	Form of Award Certificate for Performance-Based Restricted Stock Units (2023 Form) (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)

10.22+	Form of Award Certificate for Restricted Stock Units (Cash Settled) (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2024)

10.23+	Form of Award Certificate for Performance-Based Restricted Stock Units (Cash Settled) (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2024)

10.24+
Separation Agreement, entered into as of August 31, 2025, between Kontoor Brands, Inc. and Thomas E. Waldron (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 5, 2025)

10.25+	Kontoor Brands, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 13, 2026)

19	Kontoor Brands, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2025)

21*	Subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature pages of this Form 10-K)

31.1*	Certification of Scott H. Baxter, President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

46 Kontoor Brands, Inc 2025 Form 10-K

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

Kontoor Brands, Inc. 2025 Form 10-K 47

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONTOOR BRANDS, INC.

March 3, 2026	By:	/s/ Scott H. Baxter
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 3, 2026:

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

48 Kontoor Brands, Inc 2025 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Kontoor Brands, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kontoor Brands, Inc. and its subsidiaries (the "Company") as of January 3, 2026 and December 28, 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended January 3, 2026, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 3, 2026 listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Helly Hansen from its assessment of internal control over financial reporting as of January 3, 2026, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Helly Hansen from our audit of internal control over financial reporting. Helly Hansen is a wholly-owned subsidiary whose total assets and total net revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 19% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 3, 2026.
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

Kontoor Brands, Inc. 2025 Form 10-K 49

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
Valuation of Helly Hansen Trademark Acquired
As described in Notes 1, 2 and 15 to the consolidated financial statements, on May 31, 2025, the Company completed its acquisition of the parent of a group of companies that own Helly Hansen for a purchase price of $934.7 million, net. Of the acquired intangible assets, management recorded $400.0 million related to the Helly Hansen trademark. Management uses the income-based relief-from-royalty method to value trademark intangible assets. Management’s process of assigning fair values to acquired intangible assets is highly subjective and requires the use of significant estimates including future expected cash inflows and outflows, growth rates, discount rates, royalty rates and income tax rates.
The principal considerations for our determination that performing procedures relating to the valuation of Helly Hansen trademark acquired is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the trademark acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future expected cash inflows and outflows, growth rate, discount rate, and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the trademark acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the trademark acquired; (iii) evaluating the appropriateness of the relief-from-royalty method used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief-from-royalty method; and (v) evaluating the reasonableness of the significant assumptions used by management related to estimated future cash inflows and outflows, growth rate, discount rate, and royalty rate. Evaluating management’s assumptions related to estimated future cash inflows and outflows and growth rate involved considering (i) the current and past performance of the Helly Hansen business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the discount rate and royalty rate assumptions.
/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 3, 2026
We have served as the Company's auditor since 2018.

50 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Consolidated Balance Sheets

(In thousands, except share amounts)	December 2025	December 2024
ASSETS
Current assets
Cash and cash equivalents	$108,442	$334,066
Accounts receivable, net	276,424	243,660
Inventories	566,682	390,209
Prepaid expenses and other current assets	129,568	96,346
Total current assets	1,081,116	1,064,281
Property, plant and equipment, net	130,728	103,300
Operating lease assets	141,579	47,171
Intangible assets, net	450,417	11,232
Goodwill	531,137	208,787
Deferred income tax assets	74,515	76,065
Other assets	173,180	139,703
TOTAL ASSETS	$2,582,672	$1,650,539
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$8,750	$—
Accounts payable	245,114	179,680
Accrued and other current liabilities	306,100	193,335
Operating lease liabilities, current	33,663	20,890
Total current liabilities	593,627	393,905
Operating lease liabilities, noncurrent	116,877	29,955
Deferred income tax liabilities	93,160	5,722
Other liabilities	79,562	80,587
Long-term debt	1,134,579	740,315
Total liabilities	2,017,805	1,250,484
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at December 2025 and 2024	—	—
Common Stock, no par value; shares authorized, 600,000,000; outstanding shares of 55,239,594 at December 2025 and 55,310,671 at December 2024	—	—
Additional paid-in capital	358,130	316,746
Retained earnings	274,280	199,959
Accumulated other comprehensive loss	(67,543)	(116,650)
Total equity	564,867	400,055
TOTAL LIABILITIES AND EQUITY	$2,582,672	$1,650,539
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2025 Form 10-K 51

KONTOOR BRANDS, INC.
Consolidated Statements of Operations

	Year Ended December

(In thousands, except per share amounts)	2025	2024	2023
Net revenues	$3,152,456	$2,607,578	$2,607,472
Costs and operating expenses
Cost of goods sold	1,729,067	1,446,008	1,519,635
Selling, general and administrative expenses	1,086,581	819,281	768,568
Total costs and operating expenses	2,815,648	2,265,289	2,288,203
Operating income	336,808	342,289	319,269
Interest expense	(62,162)	(40,824)	(40,408)
Interest income	7,299	11,149	3,791
Other income (expense), net	11,316	(11,191)	(10,753)
Income before income taxes	293,261	301,423	271,899
Income taxes	(71,220)	(55,621)	(40,905)
Income from equity method investment	5,411	—	—
Net income	$227,452	$245,802	$230,994
Earnings per common share
Basic	$4.10	$4.42	$4.13
Diluted	$4.05	$4.36	$4.06
Weighted average shares outstanding
Basic	55,500	55,549	55,961
Diluted	56,108	56,321	56,931
See accompanying notes to consolidated financial statements.

52 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December

(In thousands)	2025	2024	2023
Net income	$227,452	$245,802	$230,994
Other comprehensive income (loss)
Net change in foreign currency translation	40,508	(24,448)	16,405
Net change in defined benefit pension plans	632	(794)	670
Net change in derivative financial instruments	7,967	(23,557)	(5,261)
Total other comprehensive income (loss), net of related taxes	49,107	(48,799)	11,814
Comprehensive income	$276,559	$197,003	$242,808
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2025 Form 10-K 53

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows

	Year Ended December

(In thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$227,452	$245,802	$230,994
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	47,786	42,635	38,046
Stock-based compensation	39,077	26,585	16,725
Provision for doubtful accounts	1,338	670	(807)
Deferred income taxes	29,570	(6,706)	(3,750)
Other	(21,372)	(255)	5,359
Changes in operating assets and liabilities:
Accounts receivable	56,229	(35,412)	14,905
Inventories	4,504	102,992	101,284
Accounts payable	11,812	1,869	(19,916)
Income taxes	(22,258)	9,348	(29,335)
Accrued and other current liabilities	75,511	4,613	(1,858)
Other assets and liabilities	6,160	(23,911)	4,902
Cash provided by operating activities	455,809	368,230	356,549
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(21,047)	(18,788)	(27,366)
Capitalized computer software	(4,111)	(3,334)	(10,018)
Business acquisition, net of cash received	(901,223)	—	—
Proceeds from the settlement of foreign exchange contracts to hedge business acquisition	24,115	—	—
Proceeds from sales of assets	5,923	3,603	510
Other	(2,421)	(3,741)	(2,264)
Cash used by investing activities	(898,764)	(22,260)	(39,138)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	50,000	—	288,000
Repayments under revolving credit facility	(50,000)	—	(288,000)
Proceeds from issuance of long-term debt	1,000,000	—	—
Payment of debt issuance costs	(7,433)	—	—
Repayments of term loan	(595,000)	(45,000)	(10,000)
Repurchases of Common Stock	(25,000)	(85,677)	(30,111)
Dividends paid	(116,085)	(112,060)	(108,574)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(9,683)	2,382	284
Other	—	—	(7,297)
Cash provided (used) by financing activities	246,799	(240,355)	(155,698)
Effect of foreign currency rate changes on cash and cash equivalents	(29,468)	13,401	(5,842)
Net change in cash and cash equivalents	(225,624)	119,016	155,871
Cash and cash equivalents - beginning of period	334,066	215,050	59,179
Cash and cash equivalents - end of period	$108,442	$334,066	$215,050

Supplemental cash flow information:
Interest paid	$59,475	$40,720	$36,405
Income taxes paid	69,978	53,374	74,184
Change in accrual for property, plant and equipment	(190)	(368)	(3,747)
Change in accrual for capitalized computer software	793	196	(981)

See accompanying notes to consolidated financial statements.
54 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Consolidated Statements of Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	Amounts
Balance, December 2022	55,517	$—	$243,696	$86,726	$(79,665)	$250,757
Net income	—	—	—	230,994	—	230,994
Stock-based compensation, net	782	—	29,612	(12,579)	—	17,033
Other comprehensive income	—	—	—	—	11,814	11,814
Dividends on Common Stock ($1.94 per share)	—	—	—	(108,574)	—	(108,574)
Repurchases of Common Stock	(579)	—	(111)	(30,000)	—	(30,111)
Balance, December 2023	55,720	$—	$273,197	$166,567	$(67,851)	$371,913
Net income	—	—	—	245,802	—	245,802
Stock-based compensation, net	838	—	43,716	(15,330)	—	28,386
Other comprehensive loss	—	—	—	—	(48,799)	(48,799)
Dividends on Common Stock ($2.02 per share)	—	—	—	(112,060)	—	(112,060)
Repurchases of Common Stock, including excise tax	(1,247)	—	(167)	(85,020)	—	(85,187)
Balance, December 2024	55,311	$—	$316,746	$199,959	$(116,650)	$400,055
Net income	—	—	—	227,452	—	227,452
Stock-based compensation, net	299	—	41,433	(12,046)	—	29,387
Other comprehensive income	—	—	—	—	49,107	49,107
Dividends on Common Stock ($2.09 per share)	—	—	—	(116,085)	—	(116,085)
Repurchases of Common Stock, including excise tax	(370)	—	(49)	(25,000)	—	(25,049)
Balance, December 2025	55,240	$—	$358,130	$274,280	$(67,543)	$564,867
See accompanying notes to consolidated financial statements.

Kontoor Brands, Inc. 2025 Form 10-K 55

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

56 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company, with a portfolio led by three of the world's most iconic consumer brands: Wrangler®, Lee® and Helly Hansen®. The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under the brand names Wrangler®, Lee® and Helly Hansen®. Our products are sold in the United States ("U.S.") and internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions. We also license the use of our brands in certain regions.
The Company's products are sold through wholesale and direct-to-consumer channels, primarily through mass merchants, outdoor and sporting goods stores, specialty stores, department stores, Company-operated stores, concession retail stores, independently-operated partnership stores, business-to-business through our workwear and uniform businesses and online, including digital marketplaces. In China, our Helly Hansen® business is operated through a joint venture arrangement.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of Helly Hansen (the "Acquisition") and the results of operations have been included in the Company's consolidated financial statements since that date. Refer to Note 2 to the Company's financial statements in this Form 10-K for additional information related to the Acquisition.
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. For presentation purposes herein, all references to years ended December 2025, December 2024 and December 2023 correspond to the 53-week fiscal year ended January 3, 2026, and the 52-week fiscal years ended December 28, 2024, and December 30, 2023, respectively.
Macroeconomic Environment and Other Recent Developments
Global macroeconomic conditions that continued to impact the Company during 2025 included inconsistent consumer demand despite recent declines in interest rates, ongoing fluctuations in foreign currency exchange rates, moderating inflation and global supply chain issues. During 2025 and at the beginning of 2026, the U.S. government enacted and continues to enact significant changes to its tariff regime which increased rates on virtually all imports. The ongoing impact of increased tariff rates and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility. In addition, on February 20, 2026, the U.S. Supreme Court issued an opinion regarding certain tariffs imposed under the International Emergency Powers Act. It is unclear at this time what impact this decision will have on the Company’s future financial results, including whether we will be able to obtain refunds of amounts previously collected for such tariffs or the level of replacement tariffs the current U.S. administration may impose through other means.
The Company considered the impact of these developments on the assumptions and estimates used when preparing these annual financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations and business combinations, the effectiveness of the Company's hedging instruments and expected compliance with all applicable financial covenants in our Credit Agreement (as defined in Note 12 to the Company's financial statements in this Form 10-K). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Basis of Presentation - Consolidated Financial Statements
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The Company's consolidated financial statements are referred to throughout this Annual Report on Form 10-K as "financial statements."
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

Kontoor Brands, Inc. 2025 Form 10-K 57

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
When transactions are denominated in a currency other than the functional currency of a particular subsidiary, they typically result in receivables or payables that are denominated in the foreign currency. Transaction gains or losses arise when exchange rate fluctuations either increase or decrease the functional currency cash flows from the originally recorded transactions.
As discussed in Note 16 to the Company's financial statements in this Form 10-K, the Company enters into contracts to manage foreign currency risk. Net foreign currency transaction gains reported in the statements of operations, net of the related hedging gains and losses, were $23.3 million, $12.7 million and $12.5 million in 2025, 2024 and 2023, respectively. The year ended December 2025, includes hedging gains of $24.1 million related to foreign currency exchange contracts to hedge the purchase price of the Acquisition.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. Under the acquisition method, the consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. All assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The Company allocates the purchase price of an acquired business to the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, with any excess purchase price recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed are recorded with the corresponding offset to goodwill.
Cash and Cash Equivalents
Cash and cash equivalents are demand deposits, receivables from third-party credit card processors and highly liquid investments with original maturities within three months of their purchase dates. Cash equivalents totaling $52.1 million and $266.2 million at December 2025 and 2024, respectively, consist of money market funds and short-term time deposits.
Accounts Receivable, Net of Allowance for Doubtful Accounts
Trade accounts receivable are recorded at invoiced amounts, less contractual allowances for trade terms and discounts. Royalty receivables are recorded at invoiced amounts based on the greater of licensees' sales of licensed products or contractual minimum amounts.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard cost, which approximates the first-in, first-out method. Existence of physical inventory is verified through ongoing cycle counts throughout the year and periodic physical inventory counts.
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
58 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
capitalized in the balance sheets within "prepaid expenses and other current assets" for the current portion and "other assets" for the long-term portion.
Intangible Assets and Goodwill
Cost for acquired intangible assets represents the fair value at acquisition date, which is generally based on the present value of expected cash flows. Trademark and trade name intangible assets represent individual acquired trademarks and trade names, some of which are registered in multiple countries. Customer relationship intangible assets are based on the fair value of relationships with wholesale customers in place at the time of acquisition.
Goodwill represents the excess of cost of an acquired business over the fair value of net tangible assets and identifiable intangible assets acquired. Goodwill is assigned at the reporting unit level.

Amortization of finite-lived trademarks and trade names is computed on a straight-line basis over a 16-year estimated useful life. Trademarks and trade names determined to have indefinite lives are not amortized. Other intangible assets determined to have a finite life primarily consist of customer relationships, which are amortized over their estimated useful lives of 12 years using an accelerated method consistent with the timing of benefits expected to be received.
Depreciation and Amortization Expense
Depreciation and amortization expense related to producing or otherwise obtaining finished goods inventories is reflected in the Company's statements of operations within "cost of goods sold" and all other depreciation and amortization expense is reflected within "selling, general and administrative expenses."
Impairment of Long-lived Assets
Property, Plant and Equipment, Operating Lease Assets and Finite-lived Intangible Assets — The Company's policy is to review property, plant and equipment, right-of-use operating lease assets and amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If the forecasted undiscounted cash flows to be generated by an asset are not expected to recover the asset's carrying value, the estimated fair value is calculated, and an impairment charge is recorded to the extent that the asset's carrying value exceeds its estimated fair value.
Goodwill and Indefinite-lived Intangible Assets — The Company's policy is to evaluate goodwill and indefinite-lived intangible assets for possible impairment as of the beginning of the fourth quarter of each year, whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying value, or for assets acquired in a business combination, within one year of the acquisition date. The Company may first assess qualitative factors as a basis for determining whether it is necessary to perform quantitative impairment testing. If the Company performs a qualitative analysis and determines that it is not more likely than not that the fair value of an asset or reporting unit is less than its carrying value, then no further testing is required. Otherwise, the assets must be quantitatively tested for possible impairment. Alternatively, the Company may elect to bypass a qualitative analysis and perform a quantitative analysis.
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
Leases and Rent Expense
The Company enters into operating leases for retail stores, operational facilities, vehicles and equipment, with terms expiring at various dates through 2036. Leases for real estate typically have initial terms ranging from one to ten years, generally with renewal options. Leases for vehicles and equipment typically have initial terms ranging from one to seven years.
The Company determines whether an arrangement is a lease at inception and combines lease and non-lease components as a single component for all asset classes. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset and related lease liability.
Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs. Certain of the Company's leases contain fixed, indexed, or market-based escalation clauses which impact future payments. Variable payment provisions, such as contingent rent based on percent of sales or excess mileage over specified levels, are recognized when the liability is probable. The Company's leases typically contain customary covenants and restrictions. Rent expense for leases is recorded on a straight-line basis over the lease term beginning on the lease commencement date, which is the date the underlying asset is made available to the Company, and incorporates the effects of any associated landlord incentives or scheduled rent fluctuations.

Kontoor Brands, Inc. 2025 Form 10-K 59

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Lease agreements may include optional renewals, terminations or purchases, which are considered in the Company's assessments of lease terms when such options are reasonably certain to be exercised. For retail real estate leases, the Company does not typically assume exercise of renewal options in its assessment of the underlying lease term. For non-retail real estate leases, the Company includes the renewal options in its assessment of the underlying lease term if renewal options are reasonably certain to be exercised. Renewals for all other leases are determined on a lease-by-lease basis.
The Company measures right-of-use operating lease assets and related operating lease liabilities based on the present value of remaining lease payments, including in-substance fixed payments, the current payment amount when payments depend on an index or rate (e.g., inflation adjustments, market renewals) and the amount the Company believes is probable to be paid to the lessor under residual value guarantees, when applicable. As applicable borrowing rates are not typically implied within our lease arrangements, the Company discounts lease payments based on its estimated incremental borrowing rate at lease commencement or modification, which is based on the Company's estimated credit rating, the lease term at commencement or modification and the jurisdiction where the lease is being executed.
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied based on the transfer of control of promised goods or services. Revenue recognition within the wholesale channels occurs either upon shipment or delivery of goods based on contractual terms with the customer. Revenue recognition in the Direct-to-Consumer channel typically occurs at the point of sale for Company-operated or concession retail stores and either upon shipment or delivery of goods for e-commerce transactions based on contractual terms with the customer. For finished products shipped directly to customers from our suppliers or other third parties, the Company's promise to the customer is a performance obligation to provide the specified goods and the Company has discretion in establishing pricing. For all arrangements, the Company is the principal in the transaction.
Contractual arrangements with customers in our wholesale channels are typically on a purchase order basis with payment terms between 30 and 90 days.
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
The Company has licensing agreements for the use of its intellectual property, most of which include minimum guarantees for sales-based royalties. Royalty income is recognized as earned over the respective license term based on the greater of minimum guarantees or the licensees' sales of licensed products at rates specified in the licensing contracts. Royalty income related to the minimum guarantees is recognized using a measure of progress with variable amounts recognized only when the cumulative earned royalty exceeds the minimum guarantees and collection is probable. As of December 2025, the Company has contractual rights under its licensing agreements to receive $87.2 million of fixed consideration related to the future minimum guarantees through December 2030. The variable consideration is not disclosed as a remaining performance obligation because the licensing arrangements qualify for the sales-based royalty exemption. Royalty income included within "net revenues" in the Company's statements of operations was $57.7 million, $45.8 million and $37.1 million in 2025, 2024 and 2023, respectively.
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
60 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs of product development, selling, advertising and marketing, direct-to-consumer operations, warehousing, distribution, shipping and handling, licensing, restructuring and administration. Advertising and marketing costs are expensed as incurred and totaled $190.3 million, $140.5 million and $133.0 million in 2025, 2024 and 2023, respectively. Advertising and marketing costs include traditional and digital media, as well as other expenses related to demand creation and internal payroll costs for advertising and marketing employees. Advertising and marketing costs also include cooperative advertising payments made to the Company's customers as reimbursement for their costs of advertising the Company's products, and totaled $7.3 million, $3.1 million and $2.8 million in 2025, 2024 and 2023, respectively. Shipping and handling costs for delivery of products to customers totaled $110.0 million, $85.8 million and $93.5 million in 2025, 2024 and 2023, respectively.
Derivative Financial Instruments
Derivative financial instruments are measured at fair value in the Company's balance sheets. Unrealized gains and losses are recognized as assets and liabilities, respectively, and classified as current or noncurrent based on the derivatives' maturity dates. The accounting for changes in the fair value of a derivative instrument (i.e., gains and losses) depends on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
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
Cash Flow Hedges — The Company uses foreign currency exchange contracts primarily to hedge a portion of the exchange risk for its forecasted sales, purchases, intercompany service fees and royalties. The Company uses interest rate swap agreements to partially hedge the interest rate risk associated with the volatility of the applicable monthly interest rate benchmark in our Credit Agreement (as defined in Note 12 to the Company's financial statements in this Form 10-K).
Derivative Contracts Not Designated as Hedges — Any contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets, and changes in the fair values are recognized directly in earnings.
The counterparties to our derivative contracts are financial institutions with investment grade credit ratings, but this does not eliminate the Company's exposure to credit risk with these institutions. To manage its credit risk, the Company monitors the credit risks of its counterparties, limits its exposure in the aggregate and to any single counterparty, and adjusts its hedging positions as appropriate. The credit risk impact of the Company and its counterparties, as well as the ability of each party to fulfill its obligations under the contracts, is considered in determining the fair value of the derivative contracts. Credit risk has not had a significant effect on the fair value of our derivative contracts. The counterparties to our derivative contracts are also lenders under our Credit Facilities (as defined in Note 12 to the Company's financial statements in this Form 10-K). These derivative contracts are secured by the same collateral that secures our Credit Facilities.
Self-insurance
The Company is self-insured for a significant portion of its employee medical, workers' compensation, property and general liability exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current and noncurrent liabilities based on the expected periods of payment. Excess liability insurance is generally purchased to limit the amount of self-insured risk on claims.

Kontoor Brands, Inc. 2025 Form 10-K 61

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Concentration of Risks
The Company markets products to a broad customer base throughout the world. Products are sold at a range of price points through our wholesale and direct-to-consumer channels. The Company's largest and second-largest customers, both U.S.-based retailers, accounted for 30% and 12% of 2025 net revenues, respectively, and the top ten customers accounted for 53% of 2025 net revenues. Sales are typically made on an unsecured basis under customary terms that vary by product, channel of distribution or geographic region. The Company continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The Company is not aware of any issues with respect to relationships with any of its top customers.
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires disclosure of specific categories and greater disaggregation within the income tax rate reconciliation, and disclosure of disaggregated income taxes paid by significant jurisdiction. This guidance was adopted on a prospective basis by the Company during the fourth quarter of 2025. Prior period disclosures have not been retrospectively adjusted and may not be comparable to the current period presentation under the new standard. Refer to Note 19 to the Company’s financial statements in this Form 10-K for additional information related to income tax disclosures.
Recently Issued Accounting Standards
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
62 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for all entities intended to reduce the cost and complexity of estimating credit losses for current accounts receivable and contract assets arising from transactions accounted for under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods. The Company intends to elect the practical expedient, which allows the Company to assume that current conditions as of the balance sheet date will not change for the remaining life of its current accounts receivable and contract assets. As a result, we do not expect the adoption to have a material impact on the Company’s consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which includes targeted amendments to improve the clarity and operability of hedge accounting guidance and enhance consistency in the application of hedge accounting requirements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270)," which clarifies interim reporting disclosure requirements improves the navigability of interim reporting guidance within the Codification, and enhances consistency in the application of interim reporting standards. This amendment is intended to simplify the preparation and presentation of interim financial statements by consolidating existing guidance and eliminating inconsistencies. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, "Codification Improvements," which includes targeted amendments to clarify and simplify various aspects of U.S. GAAP and improve consistency within the Codification. The amendments address a range of topics and are intended to eliminate inconsistencies, correct unintended application issues, and improve the clarity and usability of existing guidance. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.

NOTE 2 — ACQUISITION
On February 18, 2025, the Company entered into a definitive agreement to acquire all of the issued and outstanding share capital of CTC Triangle B.V., a Netherlands private limited liability company, which is the parent of a group of companies that operate the Helly Hansen® and Musto® brands. During the first and second quarters of 2025, the Company entered into foreign currency exchange contracts totaling $1.3 billion Canadian dollars ("CAD") to hedge the purchase price of the Acquisition.
The Acquisition was completed on May 31, 2025 (the "Closing Date"), with cash consideration paid of $1.3 billion CAD, equivalent to $957.5 million U.S. dollars. The purchase price was funded by indebtedness and cash on hand.
The following table summarizes the preliminary purchase price based on the Company's current estimates as of December 2025:

Kontoor Brands, Inc. 2025 Form 10-K 63

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements

(In thousands)	May 31, 2025

Cash consideration paid to seller	$957,470
Less: Working capital and other closing adjustments	(22,781)
Purchase price	$934,689
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
The results of operations of the Acquisition have been included in the Company's consolidated financial statements since the Closing Date. For the twelve months ended December 2025, net revenues attributable to the Acquisition were $475.5 million. For the twelve months ended December 2025, net income attributable to the Acquisition was $12.6 million.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of assets acquired and liabilities assumed at the Closing Date of the Acquisition:

(In thousands)	May 31, 2025

Cash and cash equivalents	$33,467
Accounts receivable, net	79,509
Inventories	171,940
Prepaid expenses and other current assets	13,902
Property, plant and equipment	35,615
Operating lease assets	96,640
Intangible assets	440,000
Deferred income tax assets	14,085
Other assets	36,061
Total assets acquired	$921,219

Accounts payable	$50,997
Accrued and other current liabilities	71,922
Operating lease liabilities, current	15,463
Operating lease liabilities, noncurrent	81,527
Deferred income tax liabilities	81,943
Other liabilities	5,407
Total liabilities assumed	$307,259

Net assets acquired	$613,960
Goodwill	320,729
Purchase price	$934,689
The Company is continuing to value the assets acquired and liabilities assumed. These fair values were based on management's estimates and assumptions. Accordingly, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Closing Date.
During the measurement period, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained related to the finalization of income tax matters and assumed liabilities. Since the Closing Date, the Company has recorded measurement period adjustments resulting in an increase to goodwill of $43.0 million, primarily related to working capital, inventory and deferred income taxes. These measurement period adjustments did not have a material impact on the consolidated statements of operations. The final determination of the purchase price allocation will be completed as soon as practicable, and within the measurement period of up to one year from the Closing Date.
64 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Goodwill is attributable to the acquired workforce of Helly Hansen and the significant synergies expected to arise as a result of the Acquisition. Substantially all of the goodwill was assigned to the Helly Hansen reportable segment and is not deductible for tax purposes.
The Helly Hansen® and Musto® trademarks, which management believes to have indefinite lives, have been valued at $400.0 million and $4.0 million, respectively. Customer relationship assets have been valued at $36.0 million and are being amortized using an accelerated method over a 12-year period.
The following table summarizes the unaudited pro forma results of operations for the Company assuming that the Acquisition had occurred on December 31, 2023, which is the first day of fiscal year 2024:

	Year Ended December
(In thousands, except per share amounts)
	2025	2024
Net revenues	$3,381,579	$3,258,239
Net income	$204,583	$248,917
Earnings per common share
Basic	$3.69	$4.48
Diluted	$3.65	$4.42
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
Joint Venture
On May 31, 2025, as part of the Acquisition, the Company acquired a 50% noncontrolling financial interest in a joint venture that distributes Helly Hansen® products in China. The Helly Hansen® brand has a licensing arrangement with the joint venture where it receives royalties based on a percentage of the joint venture's net revenues. The Company has the ability to exercise significant influence, but not control, over the joint venture, and as such it is not consolidated. The Company accounts for the joint venture under the equity method of accounting, and recognizes 50% of the joint venture's profits and losses. The Company reports its 50% of the joint venture's profits and losses as "Income from equity method investment", a separate component of net income within the statements of operations. The Company initially recorded its investment in the joint venture at fair value, which is reflected in the Company's preliminary purchase price allocation within "other assets."

Kontoor Brands, Inc. 2025 Form 10-K 65

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
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
Other includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other Company-owned brands and private label apparel.

	Year Ended December 2025

(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$1,542,582	$394,721	$65,892	$11,789	$2,014,984
International Wholesale	180,535	195,583	273,212	8,388	657,718
Direct-to-Consumer	191,505	160,064	120,612	7,573	479,754
Total	$1,914,622	$750,368	$459,716	$27,750	$3,152,456

Geographic revenues
U.S.	$1,705,062	$456,582	$112,331	$13,294	$2,287,269
International	209,560	293,786	347,385	14,456	865,187
Total	$1,914,622	$750,368	$459,716	$27,750	$3,152,456

	Year Ended December 2024
(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$1,460,102	$414,803	$—	$10,200	$1,885,105
International Wholesale	177,107	222,308	—	—	399,415
Direct-to-Consumer	168,780	153,514	—	764	323,058
Total	$1,805,989	$790,625	$—	$10,964	$2,607,578

Geographic revenues
U.S.	$1,602,413	$473,672	$—	$10,964	$2,087,049
International	203,576	316,953	—	—	520,529
Total	$1,805,989	$790,625	$—	$10,964	$2,607,578

	Year Ended December 2023
(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$1,418,102	$440,690	$—	$10,149	$1,868,941
International Wholesale	181,766	246,873	—	10	428,649
Direct-to-Consumer	154,262	154,957	—	663	309,882
Total	$1,754,130	$842,520	$—	$10,822	$2,607,472

Geographic revenues
U.S.	$1,549,051	$500,816	$—	$10,812	$2,060,679
International	205,079	341,704	—	10	546,793
Total	$1,754,130	$842,520	$—	$10,822	$2,607,472
66 Kontoor Brands, Inc. 2025 Form 10-K

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
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	December 2025	December 2024
Accounts receivable, net (a)	$276,424	$243,660
Contract assets (b)	$20,369	$16,576
Contract liabilities (c)	$1,947	$1,757
(a) "Accounts receivable, net" at December 2025 includes $112.0 million related to Helly Hansen.
(b) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(c) Included within "accrued and other current liabilities" in the Company's balance sheets.
For the year ended December 2025, revenue of $1.6 million was recognized that was included in contract liabilities as of December 2024. For the year ended December 2024, revenue of $1.1 million was recognized that was included in contract liabilities as of December 2023.
Performance Obligations
As of December 2025, there were no arrangements with any transaction price allocated to remaining performance obligations other than (i) contracts for which the Company has applied the practical expedients and (ii) fixed consideration related to future minimum guarantees. For the year ended December 2025, revenue recognized from performance obligations satisfied, or partially satisfied, in prior periods was not significant.

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
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income before income taxes. Other includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other Company-owned brands and private label apparel, and the associated costs. Results of the Musto® brand have been included in the Company's consolidated financial statements since the Helly Hansen acquisition on May 31, 2025. The businesses within the Other category, either individually or in the aggregate, do not meet the criteria to be considered reportable segments.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those included in Note 1 to the Company's financial statements in this Form 10-K. In addition, the Company has certain shared costs in each region that it allocates between its segments. In addition, the Company allocates costs for certain centralized functions and programs to the Wrangler®, Lee® and Helly Hansen® segments. These centralized functions and programs include, but are not limited to, information technology, human resources, supply chain, insurance and related benefit costs associated with those functions. Allocations are based on appropriate metrics such as usage or production of net revenues.

Kontoor Brands, Inc. 2025 Form 10-K 67

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Corporate and other expenses, including certain acquisition and integration-related costs and restructuring and transformation costs, as well as interest expense and interest income, are not controlled by segment management and therefore are excluded from the measurement of segment profit.
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Year Ended December

(In thousands)	2025	2024	2023
Wrangler
Net revenues (1)	$1,914,622	$1,805,989	$1,754,130
Cost of goods sold	1,030,793	1,023,548	1,052,091
Selling, general and administrative expenses	436,875	407,897	386,032
Other segment items (2)	6,984	8,235	8,486
Segment profit	$439,970	$366,309	$307,521
Lee
Net revenues (1)	$750,368	$790,625	$842,520
Cost of goods sold	403,224	413,344	459,859
Selling, general and administrative expenses	275,481	284,335	282,246
Other segment items (2)	2,722	3,284	2,267
Segment profit	$68,941	$89,662	$98,148
Helly Hansen
Net revenues (1)	$459,716	$—	$—
Cost of goods sold	241,512	—	—
Selling, general and administrative expenses	182,588	—	—
Other segment items	3,821	—	—
Segment profit	$31,795	$—	$—

Total reportable segment profit	$540,706	$455,971	$405,669
Corporate and other expenses (3)	(196,390)	(123,240)	(96,075)
Interest expense	(62,162)	(40,824)	(40,408)
Interest income	7,299	11,149	3,791
Profit (loss) related to other revenues (4)	3,808	(1,633)	(1,078)
Income before income taxes	$293,261	$301,423	$271,899
(1) Refer to Note 3 to the Company's financial statements in this Form 10-K for the reconciliation of reportable segment revenues to consolidated net revenues.
(2) "Other segment items" for the Wrangler® and Lee® segments primarily includes funding fees related to the sale of trade accounts receivable program discussed in Note 5 to the Company's financial statements in this Form 10-K. Funding fees are reflected in the Company's statements of operations within "other income (expense), net".
(3) "Corporate and other expenses" includes a gain of $24.1 million for the twelve months ended December 2025 related to the foreign currency exchange contracts to hedge the purchase price of the Acquisition. Additionally, the Company recorded $43.5 million of restructuring and transformation charges related to the closure of a portion of our manufacturing facilities, $50.8 million of acquisition and integration-related costs and $34.3 million of business optimization activities associated with the continued execution of Project Jeanius during the twelve months ended December 2025.
(4) "Profit (loss) related to other revenues" includes sales and licensing of the Musto®, Chic® and Rock & Republic® brands, as well as other Company-owned brands and private label apparel, and the associated costs, for purposes of reconciling "total reportable segment profit" to consolidated "income before income taxes."
68 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents supplemental information of net revenues by geographic area based on the location of the customer:

	Year Ended December

(In thousands)	2025	2024	2023
Revenues:
U.S.	$2,287,269	$2,087,049	$2,060,679
International	865,187	520,529	546,793
Total	$3,152,456	$2,607,578	$2,607,472
Our largest customer accounted for 30% of the Company's total net revenues in 2025, and 36% in both 2024 and 2023. Sales to this customer are included in both the Wrangler® and Lee® reportable segments. Our second-largest customer accounted for 12%, 13%, and 11% of total net revenues in 2025, 2024, and 2023, respectively. Sales to this customer are included in the Wrangler®, Lee® and Helly Hansen® reportable segments.
The following table presents "property, plant and equipment, net" recorded in the Company's balance sheets by geographic area based on physical location:

(In thousands)	December 2025	December 2024
Property, plant and equipment, net:
U.S.	$84,446	$68,601
International	46,282	34,699
Total	$130,728	$103,300

NOTE 5 — ACCOUNTS RECEIVABLE
The following table presents components of "accounts receivable, net" recorded in the Company's balance sheets:

(In thousands)	December 2025	December 2024
Trade	$233,791	$235,774
Royalty and other	48,775	14,324
Total accounts receivable	282,566	250,098
Less: allowance for doubtful accounts	(6,142)	(6,438)
Accounts receivable, net	$276,424	$243,660

(a) "Accounts receivable, net" at December 2025 includes $112.0 million related to Helly Hansen.
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)
Balance, December 2023	$7,215
Increase in provision for expected credit losses	670
Accounts receivable balances written off	(1,215)
Other (1)	(232)
Balance, December 2024	$6,438
Increase in provision for expected credit losses	1,338
Accounts receivable balances written off	(2,425)
Other (1)	791
Balance, December 2025	$6,142
(1) Other primarily includes the impact of foreign currency translation and recoveries of amounts previously written off, none of which were individually significant.

Kontoor Brands, Inc. 2025 Form 10-K 69

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Sale of Trade Accounts Receivable
The Company is party to an agreement (the "Accounts Receivable Purchase Agreement") with a financial institution to sell selected U.S. trade accounts receivable on a nonrecourse basis. Under this agreement, up to $377.5 million of the Company's trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold balances from "accounts receivable, net" in its balance sheet at the time of sale. The Company does not retain any interests in the sold trade accounts receivable, under the Accounts Receivable Purchase Agreement, but continues to service and collect outstanding trade accounts receivable on behalf of the financial institution.
On December 12, 2025, the Company entered into another accounts receivable sale agreement (the "2025 Accounts Receivable Purchase Agreement") with a separate financial institution to sell selected U.S. and Canadian trade accounts receivable not eligible under the Accounts Receivable Purchase Agreement, on a limited recourse basis. Under the 2025 Accounts Receivable Purchase Agreement, up to $60.0 million U.S. dollars and $20.0 million Canadian dollars of the Company's trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. Subject to certain requirements, the Company can request to increase the commitment by an additional $20.0 million U.S. dollars and an additional $10.0 million Canadian dollars. The Company removes the sold balances from "accounts receivable, net" in its balance sheet at the time of the sale but retains a deferred purchase price receivable from the financial institution under the 2025 Accounts Receivable Purchase Agreement. The Company continues to service and collect outstanding trade accounts receivable on behalf of the financial institution. As of December 2025, we recorded deferred purchase price receivables of $2.9 million related to accounts receivable sales.
During 2025, the Company sold total trade accounts receivable under both agreements of $1.5 billion, and sold $1.4 billion under the Accounts Receivable Purchase Agreement during 2024 and 2023. As of December 2025 and December 2024, $261.4 million and $178.2 million, respectively, of the sold trade accounts receivable remained outstanding with the financial institutions under these agreements.
The funding fees charged by the financial institutions for these programs are reflected in the Company's statements of operations within "other expense, net" and were $10.0 million, $11.7 million and $12.0 million in 2025, 2024 and 2023, respectively. Net proceeds of the deferred purchase price are reflected as investing activities and all other net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows. There were no investing cash inflows for 2025 as the Company had not yet completed a periodic settlement under the 2025 Accounts Receivable Purchase Agreement related to the deferred purchase price receivable with the financial institution.

NOTE 6 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	December 2025	December 2024
Finished products	$525,233	$323,654
Work-in-process	25,207	33,011
Raw materials	16,242	33,544
Total inventories	$566,682	$390,209
(a) "Total inventories" at December 2025 includes $137.8 million related to Helly Hansen.
NOTE 7 — PROPERTY, PLANT AND EQUIPMENT
The following table presents components of "property, plant and equipment, net" recorded in the Company's balance sheets:

(In thousands)	December 2025	December 2024
Land and improvements	$9,616	$10,236
Buildings and improvements	170,830	168,171
Machinery and equipment	324,991	314,239
Property, plant and equipment, at cost	505,437	492,646
Less: accumulated depreciation and amortization	(374,709)	(389,346)
Property, plant and equipment, net	$130,728	$103,300

(a) "Property, plant and equipment, net" at December 2025 includes $35.9 million related to Helly Hansen.
Depreciation and amortization expense related to property, plant and equipment was $29.3 million, $24.0 million and $20.2 million in 2025, 2024 and 2023, respectively.
70 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Refer to Note 15 to the Company's financial statements in this Form 10-K for information on the related fair value considerations.

NOTE 8 — INTANGIBLE ASSETS
The following tables present components of "intangible assets, net" recorded in the Company's balance sheets:

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2025
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$52,095	$6,037
Customer relationships	12 years	Accelerated	$36,209	$2,218	$33,991
Indefinite-lived intangible assets:
Trademarks and trade names					410,389
Intangible assets, net					$450,417
The Helly Hansen® and Musto® trademarks acquired in 2025, which management believes to have indefinite lives, were valued at $400.0 million and $4.0 million, respectively. In addition, the acquired customer relationships were initially valued at $36.0 million and are being amortized using an accelerated method over a 12-year period. Refer to Note 2 for additional information.

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2024
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$51,089	$7,043
Indefinite-lived intangible assets:
Trademarks and trade names					4,189
Intangible assets, net					$11,232
Amortization expense was $3.2 million in 2025, and $1.0 million in 2024 and 2023. Estimated amortization expense for the next five years is approximately $4.5 million each year.
Refer to Note 15 to the Company's financial statements in this Form 10-K for information on the related fair value considerations.

NOTE 9 — GOODWILL
The following table presents changes in "goodwill" recorded in the Company's balance sheets, summarized by reportable segment:

(In thousands)	Wrangler	Lee	Helly Hansen	Other	Total
Balance, December 2023	$129,472	$80,390	$—	$—	$209,862
Currency translation	(663)	(412)	—	—	(1,075)
Balance, December 2024	128,809	79,978	—	—	208,787
Acquisition of Helly Hansen	—	—	315,729	5,000	320,729
Currency translation	245	152	1,200	24	1,621
Balance, December 2025	$129,054	$80,130	$316,929	$5,024	$531,137
Refer to Note 15 to the Company's financial statements in this Form 10-K for information on the related fair value considerations.

Kontoor Brands, Inc. 2025 Form 10-K 71

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements

NOTE 10 — OTHER ASSETS
The following table presents components of "other assets" recorded in the Company's balance sheets:

(In thousands)	December 2025	December 2024
Investments held for deferred compensation plans (Note 14)	$46,141	$42,872
Capitalized computer software, net of accumulated amortization of $69,625 in 2025 and $56,069 in 2024	52,797	63,051
Noncontrolling financial interest in joint venture	39,270	—
Partnership stores and shop-in-shop costs, net of accumulated amortization of $14,914 in 2025 and $16,109 in 2024	5,468	4,586
Derivative assets (Note 16)	1,746	7,265
Other	27,758	21,929
Total other assets	$173,180	$139,703
(a) "Total other assets" at December 2025 includes $42.8 million related to Helly Hansen.
NOTE 11 — SUPPLY CHAIN FINANCING
The Company facilitates Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. Participation in an SCF program is voluntary and based on terms and conditions negotiated directly between the suppliers and the financial institutions. The Company agrees to commercial terms with suppliers independent of their participation in an SCF program, and thus their participation has no impact on our payment terms. The Company is not a party to the agreements between our suppliers and the financial institutions, and has no economic interest in our suppliers' decision to participate in an SCF program. Suppliers who participate in an SCF program have sole discretion to determine which invoices, if any, are to be sold to the financial institutions. All amounts payable to suppliers who participate in SCF programs are included within "accounts payable" in the Company's balance sheets, and the Company's associated payments are included in "operating activities" in the Company's statements of cash flows.
The following table presents a rollforward of total outstanding balances included in accounts payable due to suppliers that participate in the SCF programs:

(In thousands)
Balance, December 2023	$19,670
Invoices confirmed with suppliers and made available for sale to financial institutions	207,024
Invoices paid by the Company to suppliers	(195,567)
Balance, December 2024	$31,127
Invoices confirmed with suppliers and made available for sale to financial institutions	249,920
Invoices paid by the Company to suppliers	(256,683)
Balance, December 2025	$24,364

NOTE 12 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At December 2025 and December 2024, the Company had availability of $20.0 million and $19.2 million, respectively, under its previously established international line of credit which is uncommitted and may be terminated at any time by either the Company or the financial institution. In addition, the Company had $17.4 million available at December 2025 under a committed international line of credit as a result of the Acquisition. There were no outstanding balances under these arrangements at December 2025 and December 2024.
72 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Long-term Debt
The following table presents the components of "long-term debt" recorded in the Company's balance sheets:

(In thousands)	December 2025	December 2024
Revolving Credit Facility	$—	$—
Term Loan A-1	696,517	—
Term Loan A-2	49,822	—
2021 Term Loan A	—	344,100
4.125% Notes, due 2029	396,990	396,215
Total long-term debt	1,143,329	740,315
Less: current portion	(8,750)	—
Long-term debt, due beyond one year	$1,134,579	$740,315
Credit Facilities
The Company was previously party to an amended and restated senior secured Credit Agreement dated November 18, 2021 (the "2021 Credit Agreement") that provided for (i) a five-year $400.0 million term loan A facility ("2021 Term Loan A”) and (ii) a five-year $500.0 million revolving credit facility with the lenders and agents party thereto.
On April 8, 2025, the Company completed a refinancing pursuant to which it amended and restated the 2021 Credit Agreement to provide for (i) a five-year $700.0 million term loan facility ("Term Loan A-1") consisting of a $340.0 million initial term loan ("Initial Term Loan") and a $360.0 million delayed draw term loan ("Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan facility ("Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "Revolving Credit Facility"), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. Upon closing of the Credit Agreement (the "2025 Credit Agreement"), the net proceeds from the Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under the 2021 Term Loan A. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn and used to fund the Acquisition, along with approximately $300 million of cash on hand. Refer to Note 2 to the Company's financial statements in this Form 10-K for additional information related to the Acquisition.
Term Loan A-1 and Term Loan A-2 had outstanding principal amounts of $700.0 million and $50.0 million at December 2025, respectively. The 2021 Term Loan A had an outstanding principal amount of $345.0 million at December 2024. These balances are reported in the Company's balance sheet net of unamortized deferred financing costs. As of December 2025, interest expense on Term Loan A-1 and Term Loan A-2 was being recorded at an effective annual interest rate of 5.3% and 5.5%, respectively, including the amortization of deferred financing costs. Interest expense on Term Loan A-1 also includes the impact of the Company's interest rate swap agreements.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million beginning in September 2026, which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. Term Loan A-2 is scheduled to be repaid in full at maturity. During the three and twelve months ended December 2025, the Company made voluntary early repayments of $200.0 million and $250.0 million, respectively, of the principal amount outstanding on Term Loan A-2.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a $75.0 million letter of credit sublimit. As of December 2025, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.7 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.3 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowing plus an applicable margin, as defined therein.
The 2025 Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the Company and its subsidiaries' equity interests. In addition, the 2025 Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with certain material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. The 2025 Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 2025, the Company was in compliance with all covenants under the 2025 Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.

Kontoor Brands, Inc. 2025 Form 10-K 73

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
The Notes had an outstanding principal amount of $400.0 million at both December 2025 and December 2024, which is reported net of unamortized deferred financing costs. As of December 2025, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company's existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Notes rank pari passu in right of payment with all existing and future senior indebtedness of the Company and the Guarantors and are effectively subordinated to all of the Company's and the Guarantors' existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.
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
The Indenture governing the Notes contains customary negative covenants for financings of this type that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets, enter into certain transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. The Indenture does not contain any financial covenants. As of December 2025, the Company was in compliance with the covenants of the Indenture.
The following table presents scheduled payments of long-term debt as of December 2025 for the next five years and thereafter:

(In thousands)	Future Principal Payments

2026	$8,750
2027	26,250
2028	85,000
2029	435,000
2030	595,000
Thereafter	—
1,150,000
Less: unamortized deferred financing costs	(6,671)
Total long-term debt	1,143,329
Less: current portion	(8,750)
Long-term debt, due beyond one year	$1,134,579

74 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 13 — ACCRUED AND OTHER CURRENT LIABILITIES AND OTHER LIABILITIES
The following table presents components of "accrued and other current liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2025	December 2024
Advertising	$11,980	$6,737
Compensation	92,053	59,234
Contract liabilities (Note 3)	1,947	1,757
Customer deposits	4,916	6,391
Customer discounts, allowances and incentives	72,829	39,510
Deferred compensation (Note 14)	5,576	6,104
Derivative liabilities (Note 16)	8,546	10,659
Income taxes payable	16,791	10,478
Other taxes	33,382	22,350
Professional services	11,943	8,967
Restructuring (Note 23)	8,266	1,830
Other	37,871	19,318
Accrued and other current liabilities	$306,100	$193,335

(a) "Accrued and other current liabilities" at December 2025 includes $87.2 million related to Helly Hansen.
The following table presents components of "other liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2025	December 2024
Deferred compensation (Note 14)	$49,646	$47,229
Derivative liabilities (Note 16)	1,350	961
Income taxes payable	11,125	15,256
Pension liabilities (Note 14)	3,950	4,007
Restructuring (Note 23)	249	65
Other	13,242	13,069
Other liabilities	$79,562	$80,587
(a) "Other liabilities" at December 2025 includes $2.8 million related to Helly Hansen.
NOTE 14 — RETIREMENT AND SAVINGS BENEFIT PLANS
Pension Plan
The Company sponsors defined benefit pension plans for certain international employees. The Company uses a December 31 measurement date for the pension plans. Net pension costs and obligations are developed utilizing actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company's selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by actuaries. However, actual results may differ substantially from the estimates that were based on the key assumptions.

Kontoor Brands, Inc. 2025 Form 10-K 75

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following tables present key components of pension costs, amounts recorded in the balance sheets and related key assumptions:

	Year Ended December

(In thousands)	2025	2024	2023
Amounts included in the statements of operations:
Net pension costs	$426	$251	$322
Actuarial assumptions used to determine pension expense:
Discount rate in effect for determining service cost	3.76%	3.18%	0.91%
Rate of inflation	2.10%	2.20%	1.90%
Expected long-term return on plan assets	3.00%	3.00%	3.00%
Rate of compensation increase	3.30%	3.40%	3.10%

(In thousands)	December 2025	December 2024
Amounts included in the balance sheets:
Projected benefit obligations	$16,576	$14,789
Fair value of plan assets	12,626	10,782
Funded status - recorded in other liabilities (Note 13)	$3,950	$4,007
Accumulated other comprehensive gain, pretax - net deferred amounts	3,697	2,838
Actuarial assumptions used to determine pension obligations:
Discount rate	3.18%	3.76%
Rate of compensation increase	3.20%	3.30%
Accumulated benefit obligations	$14,129	$12,378
Net pension costs are reflected in the Company's statements of operations primarily within "selling, general and administrative expenses." Plan assets are invested in group insurance contracts, the fair values of which are provided by the insurance companies (Level 2). Refer to Note 15 to the Company's financial statements in this Form 10-K for a description of the three levels of the fair value hierarchy.
Other Retirement and Savings Plans
The Company sponsors 401(k) plans as well as other foreign retirement and savings plans. The Company's expense under these plans was $13.3 million in 2025, $10.0 million in 2024 and $9.8 million in 2023.
In addition, the Company sponsors a nonqualified retirement savings plan for employees whose contributions to a 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Participants earn a return on their deferred compensation based on their selection of a hypothetical portfolio of publicly traded mutual funds. Changes in the fair value of the participants' hypothetical investments are recorded as an adjustment to deferred compensation liabilities. Deferred compensation, including accumulated earnings, is distributable in cash at participant-specified dates upon retirement, death, disability or termination of employment. At December 2025, the liability to the Company's participants was $51.7 million, of which $5.6 million was recorded in "accrued and other current liabilities" (Note 13) and $46.1 million was recorded in "other liabilities" (Note 13). At December 2024, the liability to the Company's participants was $49.0 million, of which $6.1 million was recorded in "accrued and other current liabilities" (Note 13) and $42.9 million was recorded in "other liabilities" (Note 13). The Company also sponsors a similar nonqualified plan that permits nonemployee members of the Board of Directors to defer their Board compensation. At December 2025 and December 2024, the Company's liability for this plan was $3.5 million and $4.4 million, respectively, all of which was recorded in "other liabilities" (Note 13).
The Company has purchased publicly traded mutual funds in the same amounts as the participant-directed hypothetical investments underlying the employee deferred compensation liabilities. These investment securities and earnings thereon are intended to provide a source of funds to meet the deferred compensation obligations, and serve as an economic hedge of the financial impact of changes in deferred compensation liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company's insolvency. At December 2025, the fair value of these investments was $51.7 million, of which $5.6 million was recorded in "prepaid expenses and other current assets" and $46.1 million was recorded in "other assets" (Note 10). At December 2024, the fair value of these investments was $49.0 million, of which $6.1 million was recorded in "prepaid expenses and other current assets" and $42.9 million was recorded in "other assets" (Note 10).

76 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements

NOTE 15 — FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

December 2025
Financial assets:
Cash equivalents:
Money market funds	$49,253	$49,253	$—	$—
Time deposits	2,886	2,886	—	—
Foreign currency exchange contracts	11,373	—	11,373	—
Interest rate swap agreements	279	—	279	—
Investment securities	51,717	51,717	—	—
Financial liabilities:
Foreign currency exchange contracts	9,896	—	9,896	—
Deferred compensation	55,222	—	55,222	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2024
Financial assets:
Cash equivalents:
Money market funds	$263,637	$263,637	$—	$—
Time deposits	2,575	2,575	—	—
Foreign currency exchange contracts	7,720	—	7,720	—
Interest rate swap agreements	5,390	—	5,390	—
Investment securities	48,976	48,976	—	—
Financial liabilities:
Foreign currency exchange contracts	11,620	—	11,620	—
Deferred compensation	53,333	—	53,333	—

Kontoor Brands, Inc. 2025 Form 10-K 77

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
Additionally, at December 2025, the carrying value of the Company's long-term debt was $1,143.3 million compared to a fair value of $1,125.3 million. At December 2024, the carrying value of the Company's long-term debt was $740.3 million compared to a fair value of $710.8 million. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At December 2025 and December 2024, their carrying values approximated fair value due to the short-term nature of these instruments.
Nonrecurring Fair Value Measurements
Helly Hansen Acquisition
In accounting for the Helly Hansen acquisition, the Company applied the acquisition method of accounting. The purchase price was allocated to the assets acquired, liabilities assumed and the noncontrolling interest based on their estimated fair values as of the Closing Date. Any excess purchase price over the fair value of the net assets acquired was recorded as goodwill. We engaged a third-party valuation specialist to assist in the fair value determination of certain tangible and intangible assets. Valuation techniques include the relief-from-royalty method, the multi-period excess earnings method, and the replacement cost and income methods. The process of assigning fair values, particularly to acquired intangible assets, is highly subjective and requires the use of significant estimates including future expected cash inflows and outflows, growth rates, expected lives, discount rates, royalty rates and income tax rates. The Company's estimates of fair value were based on assumptions believed to be reasonable, but are inherently uncertain and actual results may differ from estimates used. Additionally, the purchase price allocation is preliminary and subject to revision as additional information is obtained about the facts and circumstances that existed as of the Closing Date. Refer to Note 2 to the Company's financial statements in this Form 10-K for additional details regarding the Acquisition and the preliminary purchase price allocation.
The preliminary estimate of the fair value of Helly Hansen's trademark and customer relationship intangible assets was determined using the income approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy.
Management uses the income-based relief-from-royalty method to value trademark intangible assets. Under this method, revenues expected to be generated by the trademark are multiplied by a selected royalty rate, based on consideration of (i) royalty rates included in active license agreements, if applicable, (ii) royalty rates received by market participants in the apparel industry, and (iii) the current performance of the reporting unit. The estimated after-tax royalty revenue stream is then discounted to present value using the reporting unit’s discount rate plus a spread that factors in the risk of the intangible asset.
Management uses the multi-period excess earnings method to value customer relationship intangible assets. Under this method, the Company calculates the present value of the after-tax cash flows expected to be generated by the customer relationship assets after deducting contributory asset charges.
Certain non-financial assets, primarily property, plant and equipment, capitalized computer software, operating lease assets and definite-lived intangible assets, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, these assets are required to be assessed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Additionally, goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually and quantitatively tested for impairment within the first 12 months of acquisition.
Finite-lived Intangible Assets Impairment Analysis
During the years ended December 2025, December 2024 and December 2023, no triggering events were identified that required an impairment assessment of finite-lived intangible assets.
Retail Store Asset Impairment Analysis
78 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
During the years ended December 2025, December 2024 and December 2023, the Company recorded impairment charges of $3.9 million, $1.7 million and $1.4 million, respectively, related to retail store assets. All impairment charges were reflected within "selling, general and administrative expenses" in the Company's statements of operations.
Other Long-lived Asset Impairment Analysis
During the year ended December 2025, the Company recorded impairment charges of $4.3 million primarily related to property, plant and equipment from the closure of a portion of our manufacturing facilities. During the years ended December 2024 and December 2023, the Company recorded impairment charges of $3.6 million and $0.8 million, respectively, related to property, plant and equipment resulting from business optimization activities associated with the continued execution of Project Jeanius. Additionally, during the year ended December 2023, the Company recorded impairment charges of $2.3 million related to a right-of-use operating lease asset resulting from business optimization activities associated with the continued execution of Project Jeanius. All impairment charges were reflected within "cost of goods sold" in the Company's statements of operations.
Annual Goodwill and Indefinite-lived Intangible Assets Impairment Analysis
Management performs its annual impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter. Based on results of testing, there were no goodwill impairment charges for the years ended December 2025, 2024, and 2023.
For the years ended December 2025 and December 2024, for the Wrangler® and Lee® reporting units, management elected to perform a qualitative impairment assessment to determine whether it is more likely than not that the goodwill in the reporting units was impaired. In performing qualitative impairment assessments, management considered relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management's annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years was compared to forecasts included in prior valuations. Based on results of the qualitative assessments performed, further testing was not considered necessary.
For the year ended December 2023, management elected to perform a quantitative impairment assessment for goodwill to determine whether the estimated fair values of the Wrangler® and Lee® reporting units exceeded their carrying values. The fair value of each reporting unit was estimated based on a combination of two valuation methods: an income approach and a market approach. The income approach was based on the present value of projected discounted cash flows for each reporting unit. The discount rate is based on the reporting unit's weighted average cost of capital that takes market participant assumptions into consideration. The market approach was based on the guideline company method, which analyzed market multiples of revenue and earnings before interest, taxes, depreciation and amortization for a group of comparable companies, as well as the similar transaction method. Based on results of the quantitative impairment assessment performed, the fair value of goodwill exceeded the carrying value for both reporting units.
Refer to Part II, Item 7 - Critical Accounting Policies and Estimates for additional discussion regarding fair value measurements, including significant assumptions utilized.

NOTE 16 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties on a recurring basis to hedge certain foreign currency transactions. The notional amount of these outstanding foreign currency exchange contracts was $717.4 million at December 2025 and $303.0 million at December 2024, consisting primarily of contracts hedging exposures to the Norwegian krone, Mexican peso, euro, Canadian dollar, Polish zloty, Swedish krona and the British pound. Foreign currency exchange contracts have maturities up to 20 months.
The Company periodically enters into "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments on indebtedness. Because these swap agreements meet the criteria for hedge accounting, all related gains and losses are deferred within accumulated other comprehensive loss ("AOCL") in the Company's balance sheets and are amortized through the swap maturity dates.
During 2019, the Company entered into "floating to fixed" interest rate swap agreements that matured on April 18, 2024. On September 9, 2024, the Company entered into "floating to fixed" interest rate swap agreements (the "2024 Swap Agreements") that mature on August 18, 2029. In April 2025, the Company entered into "floating to fixed" interest rate swap agreements (the "2025 Swap Agreements") that mature on March 18, 2027, and April 18, 2027. The notional amount of the 2024 Swap Agreements and the 2025 Swap Agreements was $550.0 million at December 2025 and was $150.0 million for the 2024 Swap Agreements at December 2024.

Kontoor Brands, Inc. 2025 Form 10-K 79

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of December 2025.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains		Fair Value of Derivatives with Unrealized Losses

(In thousands)	December 2025	December 2024	December 2025	December 2024
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$11,373	$7,720	$(9,641)	$(11,620)
Interest rate swap agreements	279	5,390	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	—	(255)	—
Total derivatives	$11,652	$13,110	$(9,896)	$(11,620)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	December 2025		December 2024
(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$11,652	$(9,896)	$13,110	$(11,620)
Gross amounts not offset in the balance sheet	(3,043)	3,043	(3,468)	3,468
Net amounts	$8,609	$(6,853)	$9,642	$(8,152)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	December 2025	December 2024
Prepaid expenses and other current assets	$9,906	$5,845
Accrued and other current liabilities	(8,546)	(10,659)
Other assets	1,746	7,265
Other liabilities	(1,350)	(961)
80 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Year Ended December

Cash Flow Hedging Relationships	2025	2024	2023
Foreign currency exchange contracts	$2,704	$(6,164)	$22,590
Interest rate swap agreements	(1,431)	6,084	1,829
Total	$1,273	$(80)	$24,419

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Year Ended December

Location of Gain (Loss)	2025	2024	2023
Net revenues	$(1,409)	$(2,019)	$(219)
Cost of goods sold	(3,287)	17,476	23,588
Other income (expense), net	47	361	527
Interest expense	3,680	3,947	9,933
Total	$(969)	$19,765	$33,829
Derivative Contracts Not Designated as Hedges
Any derivative contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets, and changes in the fair values of these contracts are recognized directly in earnings. During the first and second quarters of 2025, the Company entered into foreign currency exchange contracts totaling $1.3 billion CAD to hedge the purchase price of the Acquisition, which were settled on May 30, 2025, for a gain of $24.1 million. Derivative contracts not designated as hedges include these purchase price hedge contracts, along with a limited number of cash flow hedges that were deemed ineffective and undesignated during the year ended December 2025 and December 2024. Refer to Note 2 to the Company's financial statements in this Form 10-K for additional information related to the Acquisition.
Additionally, during 2025, the Company executed balance sheet hedge contracts to mitigate balance sheet foreign currency exchange risks related to intercompany loans. The notional amount of these outstanding foreign currency exchange contracts was $87.5 million at December 2025.
The following table presents a summary of derivatives not designated as hedges included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedges		Three Months Ended December		Twelve Months Ended December

		2025	2024	2025	2024
Foreign currency exchange contracts	Net revenues	$(384)	$—	$(245)	$—
Foreign currency exchange contracts	Cost of goods sold	(52)	—	823	6
Foreign currency exchange contracts	Other income (expense), net	90	(2)	24,196	(12)
Total		$(346)	$(2)	$24,774	$(6)
Other Derivative Information
There were no significant amounts recognized in earnings for changes in the fair values of derivative contracts not designated as hedges or the ineffective portion of any hedging relationships during 2023.
At December 2025, AOCL included $1.0 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

Kontoor Brands, Inc. 2025 Form 10-K 81

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 17 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
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
On December 11, 2023, the Company announced that its Board of Directors approved a new share repurchase program (the "2023 Repurchase Program") which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2023 Repurchase Program replaced all remaining shares under the 2021 Repurchase Program and does not have an expiration date but may be suspended, modified or terminated at any time without prior notice. During the years ended December 2025 and December 2024, the Company repurchased 0.4 million and 1.2 million shares of Common Stock for $25.0 million and $85.0 million, respectively, including commissions, under the 2023 Repurchase Program. As of December 2025, $190.0 million remained available for repurchase under the 2023 Repurchase Program.
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
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	December 2025	December 2024	December 2023
Foreign currency translation	$(74,997)	$(115,505)	$(91,057)
Defined benefit pension plans	2,751	2,119	2,913
Derivative financial instruments	4,703	(3,264)	20,293
Accumulated other comprehensive loss	$(67,543)	$(116,650)	$(67,851)
82 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents changes in AOCL and related tax impact:

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2022	$(107,462)	$2,243	$25,554	$(79,665)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	16,405	1,077	24,419	41,901
Reclassifications to net income of previously deferred (gains) losses	—	(187)	(33,829)	(34,016)
Net other comprehensive income (loss)	16,405	890	(9,410)	7,885
Income taxes	—	(220)	4,149	3,929
Balance, December 2023	$(91,057)	$2,913	$20,293	$(67,851)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(24,448)	(664)	(80)	(25,192)
Reclassifications to net income of previously deferred (gains) losses	—	(373)	(19,765)	(20,138)
Net other comprehensive income (loss)	(24,448)	(1,037)	(19,845)	(45,330)
Income taxes	—	243	(3,712)	(3,469)
Balance, December 2024	$(115,505)	$2,119	$(3,264)	$(116,650)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	40,508	995	1,273	42,776
Reclassifications to net income of previously deferred (gains) losses	—	(136)	969	833
Net other comprehensive income (loss)	40,508	859	2,242	43,609
Income taxes	—	(227)	5,725	5,498
Balance, December 2025	$(74,997)	$2,751	$4,703	$(67,543)
The following table presents reclassifications out of AOCL:

(In thousands)		Year Ended December

Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements	2025	2024	2023
Defined benefit pension plans:
Net change in deferred losses during the period	Selling, general and administrative expenses	$136	$373	$187
Pension curtailment gains	Other expense, net	$—	$—	$—
Total before tax		136	373	187
Income taxes	Income taxes	(34)	(93)	(47)
Net of tax		102	280	140
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$(1,409)	$(2,019)	$(219)
Foreign currency exchange contracts	Cost of goods sold	(3,287)	17,476	23,588
Foreign currency exchange contracts	Other expense, net	47	361	527
Interest rate swap agreements	Interest expense	3,680	3,947	9,933
Total before tax		(969)	19,765	33,829
Income taxes	Income taxes	(1,080)	(1,012)	(3,541)
Net of tax		(2,049)	18,753	30,288
Total reclassifications for the period, net of tax		$(1,947)	$19,033	$30,428

Kontoor Brands, Inc. 2025 Form 10-K 83

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 18 — STOCK-BASED COMPENSATION
Description of Plans
Pursuant to the Kontoor Brands, Inc. 2019 Stock Compensation Plan (the "2019 Plan"), the Company is authorized to grant equity-based awards to officers, key employees and nonemployee members of the Board of Directors in the form of options, time-based restricted stock units (“RSUs”), performance-based restricted stock units ("PRSUs") and restricted stock awards ("RSAs"). The 2019 Plan also provided for the issuance of replacement grants related to the conversion of VF Corporation ("VF") awards for employees that transferred from VF to the Company (defined below as “Converted Awards”). A maximum of 7.5 million shares of Common Stock, plus shares subject to Converted Awards, may be issued under the 2019 Plan. As of December 2025, 3.0 million shares remained available for future grants. Shares distributed under the 2019 Plan are issued from Kontoor's authorized but unissued Common Stock. The Company has stock repurchase programs, as discussed in Note 17 to the Company's financial statements in this Form 10-K, which allow us to purchase shares on the open market to offset outstanding share dilution caused by awards under equity compensation programs.
Substantially all of the Company's outstanding awards are classified as equity awards, which are accounted for within "equity" in the Company's balance sheets. Compensation cost for all awards expected to vest is recognized over the shorter of the requisite service period or the vesting period, including accelerated recognition for retirement-eligible employees. Awards that do not vest are forfeited.
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
Stock-based Compensation Expense
The following table presents total stock-based compensation expense and the associated income tax benefits recognized in the statements of operations for all awards:

	Year Ended December

(In thousands)	2025	2024	2023
Stock-based compensation expense	$39,077	$26,585	$16,725
Income tax benefits	3,645	2,777	1,960
There were no material amounts of stock-based compensation costs included in inventory at December 2025, December 2024 and December 2023.
At December 2025, there was $13.9 million of total unrecognized compensation cost related to all stock-based compensation arrangements that will be recognized over a weighted average period of approximately 1.2 years.
During 2025, 157,310 shares were withheld to settle employee tax withholding related to vesting of awards.
Restricted Stock Units
Kontoor grants RSUs to certain key employees and nonemployee members of the Board of Directors. Each employee RSU entitles the holder to one share of Kontoor Common Stock and typically vests over a three-year period. Each RSU granted to a nonemployee member of the Board of Directors vests upon grant and will be settled in one share of Kontoor Common Stock one year from the date of grant. In connection with the Acquisition, the Company granted RSUs to certain Helly Hansen employees. Each Helly Hansen employee RSU entitles the holder to one share of Kontoor Common Stock and vests over a two-year period.
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
84 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
For PRSUs, the actual number of shares earned may also be adjusted upward or downward by up to 25% of the target award based on how Kontoor's total shareholder return (“TSR”) over a three-year period compares to the TSR for companies included in a company-selected peer group. The TSR-based adjustment is valued as a separate award using a Monte Carlo simulation technique that incorporates option-pricing model inputs. The fair value was $4.59, $5.73 and $6.59 per share for 2025, 2024 and 2023, respectively.
Dividend equivalents on the RSUs and PRSUs accumulate during the vesting period, are payable in additional shares of Kontoor Common Stock when the RSUs and PRSUs vest and are subject to the same risk of forfeiture as the RSUs and PRSUs.
The grant date fair value of RSUs and PRSUs is equal to the per share fair market value of the underlying Kontoor Common Stock on each grant date.
The following table presents PRSU and RSU activity from December 2024 to December 2025:

	Performance-based		Nonperformance-based
	Number Outstanding	Weighted Average Grant Date Fair Value	Number Outstanding	Weighted Average Grant Date Fair Value

Outstanding at December 2024	760,769	$48.34	463,021	$54.31
Granted (1)	164,828	66.44	274,207	65.51
Issued as Common Stock	(171,809)	40.25	(259,014)	50.77
Forfeited/canceled	(130,385)	42.53	(16,297)	60.70
Outstanding at December 2025	623,403	$56.57	461,917	$62.72
Vested at December 2025	286,945	$47.75	19,436	$—
(1) Includes new awards granted during the year and dividend equivalents for both PRSUs and RSUs, as well as changes due to finalization of performance and market condition achievement for PRSUs. Weighted average grant date fair value of the PRSU awards is based on the grant date value with the TSR-based adjustment being separately valued as disclosed above.
The weighted average fair value of PRSUs granted during the years ended December 2025 and December 2024 was $66.44 and $57.54 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
The weighted average fair value of RSUs granted during the years ended December 2025 and December 2024 was $65.51 and $63.19 per share, respectively, which was equal to the fair market value of the underlying Kontoor Common Stock on each grant date.
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

Kontoor Brands, Inc. 2025 Form 10-K 85

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents stock option activity for the year ended December 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Outstanding at December 2024	303,490	$24.17	2.1	$18,519
Exercised	(25,356)	29.07
Outstanding at December 2025	278,134	$23.72	1.2	$10,507
Exercisable at December 2025	278,134	$23.72	1.2	$10,507
All stock options were vested as of December 2022. The total intrinsic value of stock options exercised during 2025 and 2024 was $1.4 million and $22.6 million, respectively.

NOTE 19 — INCOME TAXES
The following table presents income before income taxes used to calculate the provision for income taxes:

	Year Ended December

(In thousands)	2025	2024	2023
Domestic	$104,272	$153,220	$128,026
Foreign	188,989	148,203	143,873
Income before income taxes	$293,261	$301,423	$271,899
The following table presents components of the provision for income taxes:

	Year Ended December

(In thousands)	2025	2024	2023
Current:
Federal	$11,748	$44,248	$26,290
Foreign	24,548	12,793	16,950
State	5,354	5,286	1,415
Total current income taxes	41,650	62,327	44,655
Deferred:
Federal and state	17,071	(6,838)	6,848
Foreign	12,499	132	(10,598)
Total deferred income taxes	29,570	(6,706)	(3,750)
Total provision for income taxes	$71,220	$55,621	$40,905
86 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate for the year ended December 2025 is as follows:

	Year Ended December 2025
(In thousands)	Total	%
Earnings from continuing operations, before income tax expense	$293,261
U.S. Federal Statutory Tax Rate	61,585	21.0%
State and Local Income Taxes[1]	3,586	1.2%
Federal
Effect of Cross-Border Tax Laws
Global intangible low-taxed income, net of credits	4,659	1.6%
Subpart F income, net of credits	4,606	1.6%
Other foreign tax credits	(5,105)	(1.7)%
Other	712	0.2%
Nontaxable or Nondeductible Items
Employee Compensation	4,678	1.6%
Transaction costs	3,039	1.0%
Other	517	0.2%
Tax Credits	(1,706)	(0.6)%
Other Adjustments	(343)	(0.1)%
Foreign Tax Effects
China
Changes in Valuation Allowances	4,177	1.4%
Other	(773)	(0.3)%
Hong Kong
Effect of Rates Different than Statutory	(3,213)	(1.1)%
Statutorily exempt income	(8,344)	(2.8)%
Nondeductible items	4,453	1.5%
Panama
Effect of Rates Different than Statutory	(9,288)	(3.2)%
Other Foreign Jurisdictions	9,366	3.2%
Changes in Unrecognized Tax Benefits	(1,386)	(0.5)%
Income Tax Expense	$71,220	24.3%
(1) The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Texas, and Virginia for 2025.

Kontoor Brands, Inc. 2025 Form 10-K 87

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the differences between income taxes computed by applying the statutory federal income tax rate and "income taxes" recorded in the Company's statements of operations for the years ended December 2024 and 2023, respectively:

(In thousands)	2024	2023
Tax at federal statutory rate	$63,299	$57,099
State income tax, net of federal tax benefit	3,677	2,614
Foreign rate differences	(22,860)	(20,354)
Employee compensation	2,169	1,216
Change in valuation allowance	3,165	(5,089)
Global intangible low-tax income ("GILTI")	8,674	5,518
Other	(2,503)	(99)
Income taxes	$55,621	$40,905
Foreign rate differences include tax benefits of $8.3 million, $7.2 million and $5.4 million in 2025, 2024 and 2023, respectively, from statutorily exempt foreign income.
During the year ended December 2023, the Company was granted local income tax credits in a foreign jurisdiction totaling $65.5 million that will expire in 2031. A full valuation allowance was recorded against these tax credits in the Company's financial statements and has been presented net in the table above.
The following table summarizes income taxes paid (net of refunds) exceeding 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Year Ended December

(In thousands)	2025
U.S. Federal	$33,000
U.S. States and Local	5,132
Foreign
Hong Kong	11,621
Switzerland	4,885
Mexico	4,457
Other	8,238
Total Foreign	29,201
Total income taxes paid (net of refunds)	$67,333
88 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents the components of "deferred income tax assets" and "deferred income tax liabilities" recorded in the Company's balance sheets:

(In thousands)	December 2025	December 2024
Deferred income tax assets:
Inventories	$19,256	$9,209
Deferred compensation	11,414	11,133
Other employee benefits	11,081	10,425
Stock-based compensation	5,307	3,837
Limited interest carryforwards	13,342	—
Other accrued expenses	25,113	9,750
Intangible assets	20,122	28,840
Leases	12,976	12,059
Operating loss carryforwards	52,171	33,275
Tax credit carryforwards	71,032	65,563
Gross deferred income tax assets	241,814	184,091
Less: valuation allowance	(128,686)	(82,565)
Net deferred income tax assets	113,128	101,526
Deferred income tax liabilities:
Leases	11,368	11,423
Depreciation	16,027	17,102
Intangible assets	101,729	—
Taxes on unremitted earnings	2,649	2,658
Deferred income tax liabilities	131,773	31,183
Total net deferred income tax assets (liabilities)	$(18,645)	$70,343
Amounts included in the balance sheets:
Deferred income tax assets	$74,515	$76,065
Deferred income tax liabilities	(93,160)	(5,722)
	$(18,645)	$70,343
At the end of 2025, the Company is not asserting indefinite reinvestment with regard to short-term liquid assets of its foreign subsidiaries. All other foreign earnings, including basis differences of certain foreign subsidiaries, continue to be considered indefinitely reinvested. The Company has determined the unrecorded deferred tax liability on its indefinitely reinvested foreign earnings is approximately $0.9 million, primarily related to withholding taxes.
The Company has $69.5 million of local income tax credit carryforwards in a foreign jurisdiction that will expire in 2033, as well as $44.4 million of potential tax benefits for foreign operating loss and tax credit carryforwards, $23.1 million of which will expire between 2026 and 2035. In addition, there are potential tax benefits for domestic operating loss and foreign tax credit carryforwards of $2.7 million that will expire between 2027 and 2035, as well as $6.6 million of potential tax benefits for state operating loss and credit carryforwards, $5.4 million of which expire between 2026 and 2044.
A valuation allowance has been provided where it is more likely than not that deferred tax assets related to operating loss and tax credit carryforwards will not be realized. Valuation allowances totaled $69.5 million for local income tax credit carryforwards in a foreign jurisdiction, $34.7 million for foreign operating loss and tax credit carryforwards and $16.2 million for other foreign deferred income tax assets. In addition, there are valuation allowances of $2.7 million for domestic operating loss and foreign tax credit carryforwards, $1.4 million for other domestic deferred income taxes assets, as well as $4.2 million for state operating loss and credit carryforwards
During 2025, the Company recorded an $8.5 million increase in valuation allowances related to local income tax credits due to the impact of foreign currency effects. In addition, the Company recorded tax expense of $3.3 million due to a net increase in valuation allowances related to current year foreign operating losses and other deferred income tax assets, inclusive of foreign currency effects. The Company also recorded tax expense of $0.7 million due to an allowance booked against federal deferred income taxes, partially offset with a tax benefit due to a $0.4 million decrease in valuation allowances related to state operating loss and credit carryforwards as well as other state deferred income tax assets. Additionally, the Company recorded a $34.0 million increase in valuation allowance through purchase accounting.

Kontoor Brands, Inc. 2025 Form 10-K 89

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the change in the accrual for unrecognized income tax benefits:

(In thousands)	Unrecognized Income Tax Benefits	Accrued Interest and Penalties	Unrecognized Income Tax Benefits Including Interest and Penalties
Balance, December 2022	$12,602	$5,818	$18,420
Additions for current year tax positions	248	—	248
Additions for prior year tax positions	79	931	1,010
Reductions for prior year tax positions	(345)	(140)	(485)
Reductions due to statute expirations	(2,249)	(296)	(2,545)
Balance, December 2023	10,335	6,313	16,648
Additions for current year tax positions	245	—	245
Additions for prior year tax positions	169	857	1,026
Reductions due to statute expirations	(1,775)	(888)	(2,663)
Balance, December 2024	8,974	6,282	15,256
Additions for current year tax positions	248	—	248
Additions for prior year tax positions	10	722	732
Additions for current year acquisitions	3,208	—	3,208
Reductions for prior year tax positions	(1,935)	(381)	(2,316)
Reductions due to statute expirations	23	8	31
Balance, December 2025	$10,528	$6,631	$17,159

(In thousands)	December 2025	December 2024
Amounts included in the balance sheets:
Unrecognized income tax benefits, including interest and penalties	$17,159	$15,256
Less: deferred tax benefits	(2,807)	(2,726)
Total unrecognized tax benefits	$14,352	$12,530
The unrecognized tax benefits of $14.4 million at the end of 2025, if recognized, would reduce tax expense and the annual effective tax rate.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. In the U.S., the IRS examinations for tax years through 2023 have been effectively settled. In addition, the Company is currently subject to examination by various state and international tax authorities. Management regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years and has concluded that the Company’s provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s financial statements.

90 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
NOTE 20 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS:

	Year Ended December

(In thousands, except per share amounts)	2025	2024	2023
Net income	$227,452	$245,802	$230,994
Basic weighted average shares outstanding	55,500	55,549	55,961
Dilutive effect of stock-based awards	608	772	970
Diluted weighted average shares outstanding	56,108	56,321	56,931
Earnings per share:
Basic earnings per share	$4.10	$4.42	$4.13
Diluted earnings per share	$4.05	$4.36	$4.06
For the years ended December 2025, December 2024 and December 2023, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For the years ended December 2025, December 2024 and December 2023, a total of 0.5 million, 0.6 million and 0.6 million shares of PRSUs, respectively, were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 21 — LEASES
The following table presents lease-related assets and liabilities recorded in the Company's balance sheets:

(In thousands)	December 2025	December 2024
Assets
Operating lease assets, noncurrent (a)	$141,579	$47,171
Total lease assets	$141,579	$47,171

Liabilities
Operating lease liabilities, current (b)	$33,663	$20,890
Operating lease liabilities, noncurrent (c)	116,877	29,955
Total lease liabilities	$150,540	$50,845

Weighted-average remaining lease term (in years)
Operating leases	5.42	4.00
Weighted-average discount rate
Operating leases	5.80%	5.76%
(a) "Operating lease assets, noncurrent" at December 2025 includes $85.8 million related to Helly Hansen.
(b) "Operating lease liabilities, current" at December 2025 includes $14.2 million related to Helly Hansen.
(c) "Operating lease liabilities, noncurrent" at December 2025 includes $77.2 million related to Helly Hansen.

Kontoor Brands, Inc. 2025 Form 10-K 91

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
Lease costs
The following table presents certain information related to lease costs for operating leases:

	Year Ended December

(In thousands)	2025	2024	2023
Operating lease costs (a)	$44,326	$29,163	$31,543
Short-term lease costs (excluding leases of one month or less)	733	558	603
Variable lease costs	5,898	4,929	4,070
Total lease costs	$50,957	$34,650	$36,216
(a) "Operating lease costs" for the year ended December 2025 include $13.9 million related to Helly Hansen.
Other information
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Year Ended December

(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$43,276	$33,037	$31,457
Right-of-use operating lease assets obtained in exchange for new operating lease liabilities - non-cash activity (a)	$114,426	$7,891	$14,964
(a) Includes $96.6 million related to the right-of-use operating lease assets obtained in the Acquisition on May 31, 2025
The following table presents future maturities of operating lease liabilities as of December 2025:

(In thousands)	Lease Obligations
2026	$43,665
2027	35,693
2028	26,871
2029	24,165
2030	21,014
Thereafter	31,124
Total future minimum lease payments	182,532
Less: amounts related to imputed interest	(31,992)
Present value of future minimum lease payments	150,540
Less: operating lease liabilities, current	(33,663)
Operating lease liabilities, noncurrent	$116,877
As of December 2025, the Company had not entered into any operating lease arrangements that had not yet commenced. The Company continuously monitors lease contracts and may negotiate amendments that include extensions or modifications to existing leases.
Refer to Note 15 to the Company's financial statements in this Form 10-K for additional information on the related fair value measurements.
NOTE 22 — COMMITMENTS
The Company is obligated under noncancelable operating leases. Refer to Note 21 to the Company's financial statements in this Form 10-K for additional information related to future lease payments.
The Company has entered into licensing agreements that provide the Company rights to market products under trademarks owned by other parties. Royalties under these agreements are recognized within "cost of goods sold" in the statements of operations. Certain of these agreements contain minimum royalty and minimum advertising requirements. As of December 2025, future minimum
92 Kontoor Brands, Inc. 2025 Form 10-K

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
royalty payments, including any required advertising payments, are $2.2 million, $1.4 million, $1.2 million, $0.1 million and $0.1 million for 2026 through 2030, respectively. There are currently $0.2 million in contractual payments due beyond 2030.
In the ordinary course of business, the Company has entered into purchase commitments for raw materials, contract production and finished products. As of December 2025, these agreements will require total payments of $576.1 million, $1.6 million, $1.6 million and $0.4 million for 2026 through 2029, respectively.
The Company has entered into commitments for (i) service and maintenance agreements related to management information systems, (ii) capital spending and (iii) advertising. As of December 2025, future payments under these agreements are $38.1 million, $21.1 million, $11.3 million, $2.7 million and $1.6 million for 2026 through 2030, respectively. There are currently $0.9 million in contractual payments due beyond 2030.
Surety bonds, customs bonds, standby letters of credit and international bank guarantees, all of which represent contingent guarantees of performance under self-insurance and other programs, totaled $52.6 million as of December 2025. These commitments would only be drawn upon if the Company were to fail to meet related claims or other obligations.

NOTE 23 — RESTRUCTURING
Restructuring charges relate to costs associated with exit or disposal activities. In 2025, the Company incurred charges of $43.5 million primarily related to the decision to close a portion of our manufacturing facilities, resulting in severance and employee-related charges and asset impairments. The Company also incurred other restructuring charges related to business optimization activities related to Project Jeanius. In 2024, the Company incurred restructuring charges related to actions to streamline and transfer select production within our internal manufacturing network and other business optimization activities. In 2023, the Company took actions to drive efficiencies in our operations, which included reducing our global workforce and streamlining and transferring select production within our internal manufacturing network.
The following table presents the restructuring costs included in the Company's statements of operations:

	Year Ended December

(In thousands)	2025	2024	2023
Cost of goods sold	$45,609	$15,387	$5,780
Selling, general and administrative expenses	8,678	1,801	5,689
Total	$54,287	$17,188	$11,469
The following table presents the components of restructuring charges:

	Year Ended December

(In thousands)	2025	2024	2023
Severance and employee-related benefits	$40,808	$4,557	$7,223
Asset impairments	4,722	3,603	3,064
Inventory write-downs	760	4,310	—
Other	7,997	4,718	1,182
Total restructuring charges	$54,287	$17,188	$11,469
The following table presents the restructuring costs by business segment:

	Year Ended December

(In thousands)	2025	2024	2023
Wrangler	$2,177	$15,080	$4,564
Lee	—	40	43
Corporate and other	52,110	2,068	6,862
Total	$54,287	$17,188	$11,469

Kontoor Brands, Inc. 2025 Form 10-K 93

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
The following table presents activity in the restructuring accrual, primarily related to severance and employee-related benefits, for the years ended December 2025 and December 2024:

(In thousands)
Accrual at December 2023	$827
Charges(a)	7,717
Cash payments	(6,323)
Adjustments to accruals	(318)
Currency translation	(8)
Accrual at December 2024	$1,895
Charges(a)	46,493
Cash payments	(39,517)
Adjustments to accruals	(398)
Currency translation	43
Accrual at December 2025	$8,516

(a) The Company also recorded approximately $7.8 million and $9.5 million of non-cash and other charges for 2025 and 2024, respectively.
Of the $8.5 million total restructuring accrual reported in the Company's balance sheet at December 2025, $8.3 million is expected to be paid out within the next 12 months and was classified within "accrued and other current liabilities," and the remaining $0.2 million was classified within "other liabilities." Of the $1.9 million total restructuring accrual reported in the Company's balance sheet at December 2024, $1.8 million was classified within "accrued and other current liabilities," and the remaining $0.1 million was classified within "other liabilities."

NOTE 24 — SUBSEQUENT EVENTS
Dividend
On February 12, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.53 per share of the Company's Common Stock. The cash dividend will be payable on March 20, 2026, to shareholders of record at the close of business on March 10, 2026.
On March 3, 2026, the Company completed a sale of the Rock & Republic® brand and associated business.
94 Kontoor Brands, Inc. 2025 Form 10-K

Schedule II — Valuation and Qualifying Accounts

		ADDITIONS
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(In thousands)
Year ended December 2023
Allowance for doubtful accounts (a)	$9,918	(807)	—	1,896	$7,215
Valuation allowance for deferred income tax assets (b)	$25,799	(5,089)	65,503	—	$86,213
Year ended December 2024
Allowance for doubtful accounts (a)	$7,215	670	—	1,447	$6,438
Valuation allowance for deferred income tax assets (b)	$86,213	3,165	(6,813)	—	$82,565
Year ended December 2025
Allowance for doubtful accounts (a)	$6,438	1,338	—	1,634	$6,142
Valuation allowance for deferred income tax assets (b)	$82,565	3,578	42,543	—	$128,686
(a)Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.
(b)Amounts charged to costs and expenses relate to circumstances where it is more likely than not that deferred income tax assets will not be realized as well as the effects of foreign currency translation.

Kontoor Brands, Inc. 2025 Form 10-K 95