Form 10-Q
period 2026-04-04
Kontoor Brands, Inc.
filed 2026-05-14
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of May 1, 2026, was 55,272,359.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	March 2026	December 2025	March 2025
ASSETS
Current assets
Cash and cash equivalents	$56,411	$77,215	$320,790
Accounts receivable, net	244,996	209,419	131,958
Inventories	463,501	435,945	298,810
Prepaid expenses and other current assets	99,156	102,056	57,371
Current assets of discontinued operations	259,335	256,481	278,849
Total current assets	1,123,399	1,081,116	1,087,778
Property, plant and equipment, net	112,657	113,285	82,955
Operating lease assets	124,193	110,330	18,931
Intangible assets, net	450,206	445,584	6,791
Goodwill	459,211	451,006	129,034
Other assets	215,292	212,294	176,045
Other assets of discontinued operations	165,117	169,057	174,145
TOTAL ASSETS	$2,650,075	$2,582,672	$1,675,679
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$13,125	$8,750	$—
Accounts payable	240,111	195,560	161,240
Accrued and other current liabilities	192,209	237,864	112,481
Operating lease liabilities, current	29,763	22,418	10,328
Current liabilities of discontinued operations	125,808	129,035	107,091
Total current liabilities	601,016	593,627	391,140
Operating lease liabilities, noncurrent	101,865	95,422	10,464
Other liabilities	168,091	164,431	77,484
Long-term debt	1,130,622	1,134,579	735,640
Other liabilities of discontinued operations	29,612	29,746	34,279
Total liabilities	2,031,206	2,017,805	1,249,007
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at March 2026, December 2025 and March 2025	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 55,162,567 at March 2026; 55,239,594 at December 2025 and 55,432,156 at March 2025	—	—	—
Additional paid-in capital	366,049	358,130	331,670
Retained earnings	295,858	274,280	209,588
Accumulated other comprehensive loss	(43,038)	(67,543)	(114,586)
Total equity	618,869	564,867	426,672
TOTAL LIABILITIES AND EQUITY	$2,650,075	$2,582,672	$1,675,679
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March

(In thousands, except per share amounts)	2026	2025
Net revenues	$613,322	$423,001
Costs and operating expenses
Cost of goods sold	283,948	230,267
Selling, general and administrative expenses	239,269	161,365
Total costs and operating expenses	523,217	391,632
Operating income	90,105	31,369
Interest expense	(16,084)	(9,808)
Interest income	2,184	3,319
Other expense, net	(2,602)	(10,293)
Income from continuing operations before income taxes	73,603	14,587
Income taxes	(17,964)	(4,338)
Income from equity method investment	5,399	—
Income from continuing operations	61,038	10,249
Income from discontinued operations, net of tax	31,401	32,633
Net income	$92,439	$42,882

Earnings per common share - basic
Continuing operations	$1.10	$0.18
Discontinued operations	$0.57	$0.59
Total earnings per common share - basic	$1.67	$0.77

Earnings per common share - diluted
Continuing operations	$1.09	$0.18
Discontinued operations	$0.56	$0.58
Total earnings per common share - diluted	$1.65	$0.76

Weighted average shares outstanding
Basic	55,222	55,355
Diluted	55,996	56,059
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March

(In thousands)	2026	2025
Income from continuing operations	$61,038	$10,249
Other comprehensive income
Net change in foreign currency translation	16,313	6,073
Net change in defined benefit pension plans	(63)	(25)
Net change in derivative financial instruments	8,255	(3,984)
Total other comprehensive income, net of related taxes	24,505	2,064
Comprehensive income	$85,543	$12,313
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March

(In thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$92,439	$42,882
Income from discontinued operations, net of tax	31,401	32,633
Income from continuing operations, net of tax	61,038	10,249
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,752	7,349
Stock-based compensation	6,073	14,041
Provision for doubtful accounts	2,197	469
Other	(13,557)	657
Changes in operating assets and liabilities, net of business acquisition effects:
Accounts receivable	(42,466)	18,037
Inventories	(23,420)	(38,775)
Accounts payable	43,926	28,136
Income taxes	14,501	8,006
Accrued and other current liabilities	(50,458)	(4,139)
Other assets and liabilities	4,644	9,997
Cash provided by operating activities - continuing operations	16,230	54,027
Cash provided by operating activities - discontinued operations	30,031	23,598
Cash provided by operating activities	46,261	77,625
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(5,963)	(2,318)
Capitalized computer software	(2,383)	(1,337)
Proceeds from sale of assets	7,242	—
Proceeds from deferred purchase price settlements	5,601	—
Other	(208)	508
Cash provided (used) by investing activities - continuing operations	4,289	(3,147)
Cash used by investing activities - discontinued operations	(384)	(1,615)
Cash provided (used) by investing activities	3,905	(4,762)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	22,500	—
Repayments under revolving credit facility	(22,500)	—
Repayments of term loan	—	(5,000)
Repurchases of Common Stock	(25,000)	—
Dividends paid	(29,339)	(28,824)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(15,154)	(4,052)
Cash used by financing activities	(69,493)	(37,876)
Effect of foreign currency rate changes on cash and cash equivalents	(2,009)	(12,343)
Net change in cash and cash equivalents	(21,336)	22,644
Cash and cash equivalents – beginning of period	108,442	334,066
Cash and cash equivalents – end of period	$87,106	$356,710
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2025	55,240	$—	$358,130	$274,280	$(67,543)	$564,867
Net income	—	—	—	92,439	—	92,439
Stock-based compensation, net	248	—	7,919	(16,523)	—	(8,604)
Other comprehensive income	—	—	—	—	24,505	24,505
Dividends on Common Stock ($0.53 per share)	—	—	—	(29,338)	—	(29,338)
Repurchases of Common Stock, including excise tax	(325)	—	—	(25,000)	—	(25,000)
Balance, March 2026	55,163	$—	$366,049	$295,858	$(43,038)	$618,869

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2024	55,311	$—	$316,746	$199,959	$(116,650)	$400,055
Net income	—	—	—	42,882	—	42,882
Stock-based compensation, net	121	—	14,924	(4,429)	—	10,495
Other comprehensive income	—	—	—	—	2,064	2,064
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,824)	—	(28,824)
Balance, March 2025	55,432	$—	$331,670	$209,588	$(114,586)	$426,672
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION
Description of Business
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company, with a portfolio led by three of the world's most iconic consumer brands: Wrangler®, Lee® and Helly Hansen®. The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under our brand names. Our products are sold in the United States ("U.S.") and internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions. We also license the use of our brands in certain regions.
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
Planned Divestiture of the Lee® Business
The Company commenced a sale process of its global Lee® brand and associated business (the "Lee® business") during the first quarter of 2026, with an expectation of completing a transaction during fiscal 2026. At the end of the first quarter of 2026, the Company determined that the Lee® business met held-for-sale and discontinued operations accounting criteria. Accordingly, the assets and liabilities of the Lee® business are reported as held-for-sale in the Company's balance sheets for all periods presented. Additionally, the Company reported the Lee® business as discontinued operations in its statements of operations and statements of cash flows for all periods presented. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information. The Lee® business was previously reported as a separate operating segment in our financial statements.
Sale of the Rock & Republic® Brand and Associated Business
On March 3, 2026, the Company completed a transaction to sell the Rock & Republic® brand and associated business. The Company determined that the divestiture of Rock & Republic® did not meet the discontinued operations accounting criteria and the results of Rock & Republic® are included in income from continuing operations through the date of disposition.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of Helly Hansen (the "Acquisition"), and the results of operations have been included in the Company's financial statements since that date. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending January 2, 2027 ("fiscal 2026"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended March 2026, December 2025 and March 2025 correspond to the fiscal periods ended April 4, 2026, January 3, 2026, and March 29, 2025, respectively.
Macroeconomic Environment
Global macroeconomic conditions that continued to impact the Company during the first quarter of 2026 included geopolitical impacts, global supply chain issues, inconsistent consumer demand, continued declines in interest rates, and ongoing fluctuations in foreign currency exchange rates and inflation. Broader macroeconomic impacts also influence consumer demand.
Geopolitical impacts arising from the U.S. - Iran conflict have increased uncertainty in global trade and transportation. Although we do not operate directly in the region of conflict, our supply chain and product availability are impacted by disruptions to shipping routes, higher freight, fuel and energy costs and delays at our suppliers in the production or movement of goods.
As discussed below, the U.S. government continues to enact significant changes to its tariff regime. The ongoing impact of tariff rate changes and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility.
The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations and purchase price allocation, the effectiveness of the Company's hedging instruments and expected compliance with all applicable financial covenants in our 2025 Credit Agreement (as defined in Note 10 to the Company's financial statements in this Form 10-Q). These assumptions and estimates may change as new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 8

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Other Recent Developments - U.S. Tariffs
During 2025 and at the beginning of 2026, the U.S. government enacted and continued to enact significant changes to its tariff regime which impacted rates on virtually all imports. In February 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized, effectively invalidating IEEPA tariffs that had been in effect since the second quarter of 2025. Immediately following the Supreme Court ruling, the U.S. government initiated new tariffs under Section 122 of the Trade Act ("Section 122 tariffs") which have been in effect since February 24, 2026.
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs. In April 2026, the CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. We believe it is probable that we will recover the IEEPA tariffs previously paid and have recognized a net receivable under the loss recovery accounting model of $53.7 million as of March 2026, on a consolidated basis. During the three months ended March 2026, we reduced cost of goods sold by approximately $49.0 million, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted in the second quarter of 2025. Additionally, we reduced the carrying value of inventory on hand as of March 2026 by $4.7 million for tariffs previously capitalized as cost of inventory. There continues to be uncertainty and legal challenges to current and proposed tariff regimes, including a ruling in May 2026 by the CIT that the new Section 122 tariffs are also invalid. We continue to monitor U.S. tariff-related developments.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three months ended March 2026 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2026. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2025 Annual Report on Form 10-K for the fiscal year ended January 3, 2026, as filed with the Securities and Exchange Commission on March 4, 2026 ("2025 Annual Report on Form 10-K").
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for all entities intended to reduce the cost and complexity of estimating credit losses for current accounts receivable and contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods. This guidance was adopted by the Company during the first quarter of 2026 and we elected the practical expedient, which allows the Company to utilize the current conditions as of the balance sheet date in estimating conditions over the remaining life of its current accounts receivable and contract assets. The adoption did not have a material impact on the Company’s financial statements.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," and in January 2025, the FASB issued ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." This guidance requires disclosure of detailed expense information, including inventory and manufacturing expense, employee compensation, depreciation and intangible asset amortization, for certain income statement line items. This guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect that this ASU will have a material impact on its financial statements, but it will require increased disclosures within the notes to its financial statements.
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

9 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270)," which clarifies interim reporting disclosure requirements, improves the navigability of interim reporting guidance within the Codification and enhances consistency in the application of interim reporting standards. This amendment is intended to simplify the preparation and presentation of interim financial statements by consolidating existing guidance and eliminating inconsistencies. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and disclosures.

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
NOTE 2 — ASSETS HELD-FOR-SALE AND DISCONTINUED OPERATIONS
The Company continuously assesses the composition of its portfolio to ensure it is aligned with its strategic objectives and positioned to maximize growth and returns to shareholders.
The Company commenced a sale process of its global Lee® brand and associated business during the first quarter of 2026, with an expectation of completing a transaction during fiscal 2026. At the end of the first quarter of 2026, the Company determined that the Lee® business met held-for-sale criteria and reported the assets and liabilities of the Lee® business as held-for-sale in the Company's balance sheets for all periods presented. Additionally, the planned sale represents a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, the Company reported the Lee® business as discontinued operations in its statements of operations and statements of cash flows for all periods presented. The results of the Lee® business were historically reported in the Lee segment. Income from discontinued operations, net of tax was $31.4 million and $32.6 million for the three months ended March 2026 and March 2025, respectively.
During the three months ended March 2026, the Company determined that the decision to pursue a sale transaction of the Lee® business was a triggering event that required impairment testing of goodwill, the indefinite-lived intangible asset and long-lived assets of the Lee reporting unit. No impairment charges were required to be recorded as a result of the testing performed. Refer to Note 11 to the Company's financial statements in this Form 10-Q for additional details regarding the impairment testing related to the Lee® business.
Certain corporate overhead costs and segment costs previously allocated to the Lee® business for segment reporting purposes did not qualify for classification within discontinued operations and have been reported in continuing operations for all periods presented. For the three months ended March 2026 and March 2025, previously allocated costs of $1.5 million and $1.0 million, respectively, were reported as cost of goods sold in our statements of operations. For the three months ended March 2026 and March 2025, previously allocated costs of $7.3 million and $7.9 million, respectively, were reported as selling, general and administrative expenses in our statements of operations. These previously allocated costs were reported within corporate and other expenses in the segment reporting reconciliation in Note 5 to the Company's financial statements in this Form 10-Q.
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Lee® business that are included in income from discontinued operations, net of tax, in the Company's statements of operations:

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March
(In thousands)
	2026	2025
Net revenues	$194,288	$199,900
Cost of goods sold	91,475	96,998
Selling, general and administrative expenses	62,854	60,972
Interest income	98	121
Other expense, net	(267)	(707)
Income from discontinued operations before income taxes	$39,790	$41,344
Income taxes	(8,389)	(8,711)
Income from discontinued operations, net of tax	$31,401	$32,633
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as of March 2026, December 2025 and March 2025:

(In thousands)	March 2026	December 2025	March 2025
Cash and cash equivalents	$30,695	$31,227	$35,920
Accounts receivable, net	71,060	67,005	76,303
Inventories	135,383	130,737	144,260
Prepaid expenses and other current assets	22,197	27,512	22,366
Total current assets of discontinued operations	259,335	256,481	278,849
Property, plant and equipment, net	17,213	17,443	17,324
Operating lease assets	30,246	31,249	33,484
Intangible assets, net	4,743	4,833	4,483
Goodwill	79,861	80,131	80,119
Other assets	33,054	35,401	38,735
Total other assets of discontinued operations	165,117	169,057	174,145
Total assets of discontinued operations	$424,452	$425,538	$452,994

Accounts payable	$56,910	$49,554	$41,519
Accrued and other current liabilities	57,603	68,236	54,327
Operating lease liabilities, current	11,295	11,245	11,245
Total current liabilities of discontinued operations	125,808	129,035	107,091
Operating lease liabilities, noncurrent	20,218	21,455	23,858
Other liabilities	9,394	8,291	10,421
Total other liabilities of discontinued operations	29,612	29,746	34,279
Total liabilities of discontinued operations	$155,420	$158,781	$141,370
NOTE 3 — ACQUISITION
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
The Acquisition was completed on May 31, 2025 (the "Closing Date"), with cash consideration paid of $1.3 billion CAD, equivalent to $957.5 million U.S. dollars. The purchase price was funded by indebtedness and cash on hand. The final purchase price of $934.7 million reflects working capital and other closing adjustments.
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

11 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The results of operations of the Acquisition have been included in the Company's financial statements since the Closing Date. For the three months ended March 2026, net revenues attributable to the Acquisition were $176.0 million and net income was $18.1 million.
The following table summarizes the preliminary purchase price allocation of the estimated fair values of assets acquired and liabilities assumed at the Closing Date of the Acquisition:

(In thousands)	May 31, 2025

Cash and cash equivalents	$33,467
Accounts receivable, net	79,509
Inventories	171,940
Prepaid expenses and other current assets	13,902
Property, plant and equipment, net	35,615
Operating lease assets	96,640
Intangible assets	440,000
Deferred income tax assets	14,085
Other assets	36,061
Total assets acquired	$921,219

Accounts payable	$50,997
Accrued and other current liabilities	71,922
Operating lease liabilities, current	15,463
Operating lease liabilities, noncurrent	81,527
Deferred income tax liabilities	81,943
Other liabilities	5,407
Total liabilities assumed	$307,259

Net assets acquired	$613,960
Goodwill	320,729
Purchase price	$934,689
During the measurement period, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained. Since the Closing Date, the Company has recorded measurement period adjustments resulting in an increase to goodwill of $43.0 million, primarily related to working capital, inventory and deferred income taxes. These measurement period adjustments did not have a material impact on the statements of operations. The Company is continuing to value the assets acquired and liabilities assumed, primarily related to the finalization of income tax matters and assumed liabilities. Accordingly, the amounts indicated above are preliminary in nature. The final determination of the purchase price allocation will be completed in the second quarter of 2026.
Goodwill is attributable to the acquired workforce of Helly Hansen and the significant synergies expected to arise as a result of the Acquisition. Substantially all of the goodwill was assigned to the Helly Hansen segment and is not deductible for tax purposes.
The Helly Hansen® and Musto® trademarks, which management believes to have indefinite lives, have been valued at $400.0 million and $4.0 million, respectively. Customer relationships have been valued at $36.0 million and are being amortized using an accelerated method over a 12-year period.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the unaudited pro forma results of operations for the Company, on a continuing operations basis, assuming that the Acquisition had occurred on December 31, 2023, which is the first day of fiscal year 2024:

	Three Months Ended March
(In thousands, except per share amounts)
	2026	2025
Net revenues	$613,322	$577,105
Income from continuing operations	$61,296	$22,968
Earnings per common share from continuing operations
Basic	$1.11	$0.41
Diluted	$1.09	$0.41
These pro forma results were based on estimates and assumptions which management believes are reasonable. They do not reflect the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments primarily related to interest expense from incremental borrowings and purchase accounting including depreciation and amortization. Acquisition costs and other non-recurring charges incurred in 2025 are assumed to have been incurred in 2024 under the pro forma assumptions. No assumptions have been applied to the pro forma results regarding potential operating cost savings or other business synergies expected to be achieved.
Joint Venture
On May 31, 2025, as part of the Acquisition, the Company acquired a 50% noncontrolling financial interest in a joint venture that distributes Helly Hansen® products in China. The Helly Hansen® brand has a licensing arrangement with the joint venture where it receives royalties based on a percentage of the joint venture's net revenues. The Company has the ability to exercise significant influence, but not control, over the joint venture, and as such it is not consolidated. The Company accounts for the joint venture under the equity method of accounting, and recognizes 50% of the joint venture's profits and losses. The Company reports its 50% of the joint venture's profits and losses as "Income from equity method investment", a separate component of 'Income from continuing operations' within the statements of operations. The Company initially recorded its investment in the joint venture at fair value, which is reflected in the Company's preliminary purchase price allocation within "other assets."

NOTE 4 — REVENUES
Disaggregation of Revenue
The following tables present revenues disaggregated by channel and geography. Revenues from licensing arrangements are included within the U.S. or International Wholesale channels, based on the respective region where the licensee sells the product. Direct-to-Consumer revenues include sales from company-operated Wrangler® and Helly Hansen® branded full-price and outlet stores, online and international concession arrangements.
Other includes sales and licensing of the Musto® and Chic® brands, as well as other company-owned brands, private label apparel and the Rock & Republic® brand through the date of disposition.

	Three Months Ended March 2026

(In thousands)	Wrangler	Helly Hansen	Other	Total

Channel revenues
U.S. Wholesale	$339,098	$16,840	$1,605	$357,543
International Wholesale	52,843	100,972	8,265	162,080
Direct-to-Consumer	43,898	47,668	2,133	93,699
Total	$435,839	$165,480	$12,003	$613,322

Geographic revenues
U.S.	$373,749	$36,154	$1,876	$411,779
International	62,090	129,326	10,127	201,543
Total	$435,839	$165,480	$12,003	$613,322

13 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 2025

(In thousands)	Wrangler	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$335,504	$—	$2,609	$338,113
International Wholesale	45,225	—	—	45,225
Direct-to-Consumer	39,517	—	146	39,663
Total	$420,246	$—	$2,755	$423,001

Geographic revenues
U.S.	$368,302	$—	$2,755	$371,057
International	51,944	—	—	51,944
Total	$420,246	$—	$2,755	$423,001

Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	March 2026	December 2025	March 2025
Accounts receivable, net	$244,996	$209,419	$131,958
Contract assets (a)	5,319	12,529	3,963
Contract liabilities (b)	1,380	1,452	972

(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued and other current liabilities" in the Company's balance sheets.
For the three months ended March 2026 and March 2025, no significant revenue was recognized that was included in contract liabilities as of December 2025 and December 2024, respectively. For the three months ended March 2026, no significant revenue was recognized from performance obligations satisfied, or partially satisfied, in prior periods. As of March 2026, the Company has contractual rights under its licensing agreements to receive $42.8 million of fixed consideration related to the future minimum guarantees through December 2030.

NOTE 5 — BUSINESS SEGMENT INFORMATION
The Company has two reportable segments:
•Wrangler — Wrangler® branded denim, apparel, footwear and accessories.
•Helly Hansen — Helly Hansen® branded outdoor and workwear apparel, footwear and accessories.
The Company considers its chief executive officer to be its chief operating decision maker. The chief operating decision maker allocates resources and assesses performance based on the global brand net revenues and segment profit of Wrangler® and Helly Hansen®, which are the Company's reportable segments. Segment profit is defined as income from continuing operations before income taxes, interest expense, interest income and corporate and other expenses. Segment assets and segment expenditures for long-lived assets are not regularly provided to or used by the chief operating decision maker and thus are not disclosed.
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income before income taxes. Other includes sales, licensing and the associated costs of the Musto® and Chic® brands, as well as other company-owned brands and private label apparel, and the Rock & Republic® brand through the date of disposition. Results of the Musto® brand have been included since the Acquisition on May 31, 2025. The businesses within the Other category, either individually or in the aggregate, do not meet the criteria to be considered reportable segments.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those disclosed in the Company's 2025 Annual Report on Form 10-K.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Corporate and other expenses, including certain acquisition and integration-related and restructuring and transformation costs, costs previously allocated to the Lee segment as well as interest expense and interest income, are not controlled by segment management and therefore are excluded from the measurement of segment profit.
The following table presents financial information for the Company's reportable segments and income before income taxes:

	Three Months Ended March

(In thousands)	2026	2025
Wrangler
Net revenues (1)	$435,839	$420,246
Cost of goods sold	201,965	226,184
Selling, general and administrative expenses	109,746	105,829
Other segment items (2)	2,359	1,385
Segment profit	$121,769	$86,848
Helly Hansen
Net revenues (1)	$165,480	$—
Cost of goods sold	71,001	—
Selling, general and administrative expenses	74,707	—
Other segment items	119	—
Segment profit	$19,653	$—

Total reportable segment profit	$141,422	$86,848
Corporate and other expenses (3)	(53,704)	(65,555)
Interest expense	(16,084)	(9,808)
Interest income	2,184	3,319
Loss related to other revenues (4)	(215)	(217)
Income from continuing operations before income taxes	$73,603	$14,587
(1) Refer to Note 4 to the Company's financial statements in this Form 10-Q for the reconciliation of reportable segment revenues to consolidated net revenues.
(2) "Other segment items" for the Wrangler segment primarily includes funding fees related to the sale of trade accounts receivable program discussed in Note 6 to the Company's financial statements in this Form 10-Q. Funding fees are reflected in the Company's statements of operations within "other expense, net".
(3) For the three months ended March 2026 and March 2025, $8.8 million and $8.9 million, respectively, of costs previously allocated to the Lee segment did not qualify for classification as discontinued operations and are reported within "Corporate and other expenses".
(4) "Loss related to other revenues" includes sales, licensing, and the associated costs of the Musto®, and Chic® brands, as well as other company-owned brands and private label apparel, along with the Rock & Republic® brand through the date of disposition, for purposes of reconciling "total reportable segment profit" to "income from continuing operations before income taxes."

NOTE 6 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	2026	2025
Balance, December	$3,310	$2,926
Increase in provision for expected credit losses	2,197	469
Accounts receivable balances written off	(188)	(400)
Other (1)	(205)	(23)
Balance, March	$5,114	$2,972
(1) Other primarily includes the impact of foreign currency translation and recoveries of amounts previously written off, none of which were individually significant.

15 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
In addition, the Company is party to another accounts receivable sale agreement (the "2025 Accounts Receivable Purchase Agreement") with a separate financial institution to sell selected U.S. and Canadian trade accounts receivable not eligible under the Accounts Receivable Purchase Agreement, on a limited recourse basis. Under the 2025 Accounts Receivable Purchase Agreement, up to $60.0 million U.S. dollars and $20.0 million Canadian dollars of the Company's trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. Subject to certain requirements, the Company can request to increase the commitment by an additional $20.0 million U.S. dollars and an additional $10.0 million Canadian dollars. The Company removes the sold balances from "accounts receivable, net" in its balance sheet at the time of the sale but retains a deferred purchase price receivable from the financial institution. The Company continues to service and collect outstanding trade accounts receivable on behalf of the financial institution.
During the three months ended March 2026, the Company sold total trade accounts receivable from continuing operations of $355.0 million under both agreements. During the three months ended March 2025, the Company sold total trade accounts receivable from continuing operations of $249.6 million under the Accounts Receivable Purchase Agreement. As of March 2026, December 2025 and March 2025, $238.2 million, $218.4 million and $158.6 million, respectively, of the sold trade accounts receivable from continuing operations remained outstanding with the financial institutions under these agreements. As of March 2026 and December 2025, we recorded deferred purchase price receivables from continuing operations of $3.2 million and $2.6 million, respectively, related to accounts receivable sales.
The funding fees charged by the financial institutions for these programs are reflected in the Company's statements of operations within "other expense, net" and were $2.0 million and $1.9 million for the three months ended March 2026 and March 2025, respectively. The Company's periodic settlements of the deferred purchase price receivable with the financial institution under the 2025 Accounts Receivable Purchase Agreement are reported as investing cash inflows and were $5.6 million for the three months ended March 2026. All other net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.

NOTE 7 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	March 2026	December 2025	March 2025
Finished products	$435,444	$405,747	$250,075
Work-in-process	16,642	17,649	24,530
Raw materials	11,415	12,549	24,205
Total inventories	$463,501	$435,945	$298,810

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 — INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following tables present components of "intangible assets, net" recorded in the Company's balance sheets:

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
March 2026
Finite-lived intangible assets:
Customer relationships	12 years	Accelerated	$37,061	$3,205	$33,856
Indefinite-lived intangible assets:
Trademarks and trade names					416,350
Intangible assets, net					$450,206

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2025
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$52,095	$6,037
Customer relationships	12 years	Accelerated	$36,136	$2,198	$33,939
Indefinite-lived intangible assets:
Trademarks and trade names					405,608
Intangible assets, net					$445,584
On March 3, 2026, we sold the Rock & Republic® brand and associated business, including the trademark which had a net carrying amount of $6.0 million as of December 2025.
Goodwill
The following table presents changes in "goodwill" recorded in the Company's balance sheets, summarized by reportable segment:

(In thousands)	Wrangler	Helly Hansen	Other	Total
Balance, December 2025	$129,054	$316,929	$5,023	$451,006
Currency translation	(435)	8,504	136	8,205
Balance, March 2026	$128,619	$325,433	$5,159	$459,211
Goodwill associated with the Lee reporting unit is reflected in 'other assets of discontinued operations' in the Company's balance sheets for all periods presented.

17 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. At March 2026, December 2025 and March 2025, accounts payable included total outstanding balances of $29.0 million, $21.5 million and $39.8 million, respectively, due to suppliers that participate in the SCF programs.

NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At March 2026 and December 2025, the Company had availability of $17.9 million and $17.4 million under a committed international line of credit as a result of the Acquisition. There were no outstanding balances at March 2026 and December 2025.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	March 2026	December 2025	March 2025
Revolving Credit Facility	$—	$—	$—
Term Loan A-1	696,722	696,517	—
Term Loan A-2	49,841	49,822	—
2021 Term Loan A	—	—	339,231
4.125% Notes, due 2029	397,184	396,990	396,409
Total long-term debt	1,143,747	1,143,329	735,640
Less: current portion	(13,125)	(8,750)	—
Long-term debt, due beyond one year	$1,130,622	$1,134,579	$735,640
Credit Facilities

The Company is party to a senior secured Credit Agreement, as amended and restated on April 8, 2025 (the "2025 Credit Agreement"), which provides for (i) a five-year $700.0 million term loan facility ("Term Loan A-1") consisting of a $340.0 million initial term loan ("Initial Term Loan") and a $360.0 million delayed draw term loan ("Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan facility ("Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "Revolving Credit Facility"), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. The net proceeds from the Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under the Term Loan A at such time. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn and used to fund the Acquisition, along with approximately $300 million of cash on hand. See Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Term Loan A-1 and Term Loan A-2 had outstanding principal amounts of $700.0 million and $50.0 million at March 2026 and $700.0 million and $50.0 million at December 2025, respectively. The Term Loan A, under the Company's previous credit agreement, had an outstanding principal amount of $340.0 million at March 2025. These balances are reported in the Company's balance sheet net of unamortized deferred financing costs. As of March 2026, interest expense on Term Loan A-1 and Term Loan A-2 was being recorded at an effective annual interest rate of 5.3% and 5.4%, respectively, including the amortization of deferred financing costs. Interest expense on Term Loan A-1 also includes the impact of the Company's interest rate swap agreements.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million beginning in September 2026 which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. Term Loan A-2 is scheduled to be repaid in full at maturity.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies and has a $75.0 million letter of credit sublimit. As of March 2026, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.7 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.3 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowings plus an applicable margin, as defined therein.
The 2025 Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the 2025 Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to increase the limit to 5.00 to 1.00 in connection with future material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of March 2026, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
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
The Notes had an outstanding principal amount of $400.0 million at March 2026, December 2025 and March 2025, which is reported net of unamortized deferred financing costs. As of March 2026, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company's existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of March 2026, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable non-financial covenants for at least one year from the issuance of these financial statements.
Refer to Note 12 in the Company's 2025 Annual Report on Form 10-K for additional information regarding the Company's debt obligations.

NOTE 11 — FAIR VALUE MEASUREMENTS
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

19 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

March 2026
Financial assets:
Cash equivalents:
Money market funds	$550	$550	$—	$—
Time deposits	2,796	2,796	—	—
Foreign currency exchange contracts	17,855	—	17,855	—
Interest rate swap agreements	2,334	—	2,334	—
Investment securities	51,069	51,069	—	—
Financial liabilities:
Foreign currency exchange contracts	8,663	—	8,663	—
Deferred compensation	55,120	—	55,120	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2025
Financial assets:
Cash equivalents:
Money market funds	$28,850	$28,850	$—	$—
Time deposits	2,886	2,886	—	—
Foreign currency exchange contracts	11,373	—	11,373	—
Interest rate swap agreements	279	—	279	—
Investment securities	51,717	51,717	—	—
Financial liabilities:
Foreign currency exchange contracts	9,896	—	9,896	—
Deferred compensation	55,222	—	55,222	—
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
Additionally, at March 2026, the carrying value of the Company's long-term debt was $1.14 billion compared to a fair value of $1.12 billion. At December 2025, the carrying value of the Company's long-term debt was $1.14 billion compared to a fair value of $1.13 billion. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At March 2026 and December 2025, their carrying values approximated fair value due to the short-term nature of these instruments.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Nonrecurring Fair Value Measurements
During the three months ended March 2026, the Company commenced a sale process of the Lee® business which was a triggering event requiring impairment testing of goodwill, the indefinite-lived intangible asset and long-lived assets of the Lee reporting unit. The carrying values of the goodwill and indefinite-lived intangible asset as of March 2026, the testing date, were $79.9 million and $4.7 million, respectively. Management elected to perform qualitative impairment analysis of both the Lee reporting unit and the intangible asset to determine whether it is more likely than not that the goodwill of the Lee reporting unit or the trademark intangible asset was impaired. Based on the results of testing, no impairment charges were required to be recorded for goodwill, indefinite-lived intangible asset or long-lived assets for the three months ended March 2026 and further quantitative testing was not considered necessary. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional details regarding the Lee® business.
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties on a recurring basis to hedge certain foreign currency transactions. The notional amount of these outstanding foreign currency exchange contracts was $678.9 million at March 2026, $717.4 million at December 2025 and $283.1 million at March 2025, consisting primarily of contracts hedging exposures to the Norwegian krone, euro, Canadian dollar, Mexican peso, Polish zloty, Swedish krona and the British pound. Foreign currency exchange contracts have maturities up to 20 months.
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
On September 9, 2024, the Company entered into "floating to fixed" interest rate swap agreements (the "2024 Swap Agreements") that mature on August 18, 2029. In April 2025, the Company entered into "floating to fixed" interest rate swap agreements (the "2025 Swap Agreements") that mature on March 18, 2027 and April 18, 2027. The notional amount of the 2024 Swap Agreements and the 2025 Swap Agreements was $500.0 million at March 2026 and $550.0 million at December 2025. The notional amount of the 2024 Swap Agreements was $150.0 million at March 2025.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of March 2026.
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	March	December	March	March	December	March
(In thousands)	2026	2025	2025	2026	2025	2025

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$16,558	$11,373	$3,045	$(8,397)	$(9,641)	$(9,557)
Interest rate swap agreements	2,334	279	2,508	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	1,297	—	15	(266)	(255)	(8,865)
Total derivatives	$20,189	$11,652	$5,568	$(8,663)	$(9,896)	$(18,422)
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

21 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	March 2026		December 2025		March 2025

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$20,189	$(8,663)	$11,652	$(9,896)	$5,568	$(18,422)
Gross amounts not offset in the balance sheet	(5,755)	5,755	(3,043)	3,043	(2,827)	2,827
Net amounts	$14,434	$(2,908)	$8,609	$(6,853)	$2,741	$(15,595)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	March 2026	December 2025	March 2025
Prepaid expenses and other current assets	$14,703	$9,906	$2,567
Accrued and other current liabilities	(7,447)	(8,546)	(17,305)
Other assets	5,486	1,746	3,001
Other liabilities	(1,216)	(1,350)	(1,117)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended March

Cash Flow Hedging Relationships	2026	2025
Foreign currency exchange contracts	$6,758	$(3,751)
Interest rate swap agreements	2,412	(2,464)
Total	$9,170	$(6,215)

	Gain (Loss) Reclassified from AOCL into Income
(In thousands)	Three Months Ended March

Location of Gain (Loss)	2026	2025
Net revenues	$594	$(383)
Cost of goods sold	(1,101)	(552)
Other expense, net	16	176
Interest expense	357	419
Total	$(134)	$(340)
Derivative Contracts Not Designated as Hedges
Any derivative contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets, and changes in the fair values of these contracts are recognized directly in earnings. During the first quarter of 2025, the Company entered into foreign currency exchange contracts totaling $1.3 billion CAD to offset the purchase price of the Acquisition, which were not designated as hedges. Additionally, derivative contracts not designated as hedges include a limited number of cash flow hedges that were deemed ineffective and were de-designated during the three months ended March 2026 and March 2025. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 22

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Company executes balance sheet hedge contracts to mitigate foreign currency exchange risks related to intercompany loans. The notional amount of these outstanding foreign currency exchange contracts was $99.2 million and $87.5 million at March 2026 and December 2025, respectively.
The following table presents a summary of derivatives not designated as hedges included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedges		Three Months Ended March

		2026	2025
Foreign currency exchange contracts	Net revenues	$269	$—
Foreign currency exchange contracts	Cost of goods sold	23	—
Foreign currency exchange contracts	Other expense, net	385	(8,868)
Total		$677	$(8,868)
Other Derivative Information
At March 2026, AOCL included $10.0 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

NOTE 13 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
During the three months ended March 2026, the Company repurchased 0.3 million shares of Common Stock for $25.0 million, including commissions, under its $300.0 million share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase.
Accumulated Other Comprehensive Loss
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	March 2026	December 2025	March 2025
Foreign currency translation	$(58,684)	$(74,997)	$(109,432)
Defined benefit pension plans	2,688	2,751	2,094
Derivative financial instruments	12,958	4,703	(7,248)
Accumulated other comprehensive loss	$(43,038)	$(67,543)	$(114,586)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended March 2026
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2025	$(74,997)	$2,751	$4,703	$(67,543)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	16,313	—	7,580	23,893
Reclassifications to net income of previously deferred (gains) losses	—	(63)	675	612
Net other comprehensive income (loss)	16,313	(63)	8,255	24,505
Balance, March 2026	$(58,684)	$2,688	$12,958	$(43,038)

23 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 2025

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2024	$(115,505)	$2,119	$(3,264)	$(116,650)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	6,073	—	(4,923)	1,150
Reclassifications to net income of previously deferred (gains) losses	—	(25)	939	914
Net other comprehensive income (loss)	6,073	(25)	(3,984)	2,064
Balance, March 2025	$(109,432)	$2,094	$(7,248)	$(114,586)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended March
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2026	2025
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$594	$(383)
Foreign currency exchange contracts	Cost of goods sold	(1,101)	(552)
Foreign currency exchange contracts	Other expense, net	16	176
Interest rate swap agreements	Interest expense	357	419
Total before tax		(134)	(340)
Income taxes	Income taxes	108	(234)
Net of tax		(26)	(574)
Total reclassifications for the period, net of tax		$(26)	$(574)

NOTE 14 — STOCK-BASED COMPENSATION
On April 1, 2026, the Company made its annual grant of equity awards to employees under the Kontoor Brands, Inc. 2019 Stock Compensation Plan, including approximately 160,000 shares of performance-based restricted stock units ("PRSUs”) and approximately 220,000 shares of time-based restricted stock units ("RSUs"). The fair market value of Kontoor Common Stock on the April 1, 2026 grant date was $70.90 per share and was used to value the awards.
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

NOTE 15 — INCOME TAXES
The effective income tax rate for the three months ended March 2026 was 24.4% compared to 29.7% in the 2025 period. The three months ended March 2026 included a net discrete tax benefit primarily related to stock-based compensation, partially offset by an increase in tax expense related to the finalization of U.S. federal tax return filings, the net impact of which decreased the effective income tax rate by 0.7%. The three months ended March 2025 included a net discrete tax expense primarily related to an increase in valuation allowances in a foreign jurisdiction, partially offset by a discrete tax benefit related to stock-based compensation, the net impact of which increased the effective income tax rate by 7.7%. The effective tax rate without discrete items for the three months ended March 2026 was 25.1% compared to 22.0% in the 2025 period. The increase was primarily due to changes in our jurisdictional mix of earnings.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 24

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
During the three months ended March 2026, the amount of net unrecognized tax benefits and associated interest increased by $0.4 million to $12.9 million. Management believes that the amount of unrecognized tax benefits may decrease by $5.0 million within the next 12 months due to the expiration of statute of limitations, which would reduce income tax expense.

NOTE 16 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on income from continuing operations divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS from continuing operations:

	Three Months Ended March

(In thousands, except per share amounts)	2026	2025
Income from continuing operations	$61,038	$10,249
Basic weighted average shares outstanding	55,222	55,355
Dilutive effect of stock-based awards	774	704
Diluted weighted average shares outstanding	55,996	56,059
Earnings per share:
Basic earnings per share from continuing operations	$1.10	$0.18
Diluted earnings per share from continuing operations	$1.09	$0.18
For the three months ended March 2026 and March 2025, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For the three months ended March 2026, a total of 0.3 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For the three months ended March 2025, a total of 0.5 million shares of PRSUs were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 17 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2036. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Three Months Ended March

(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$8,552	$2,941
Right-of-use operating lease assets obtained in exchange for new operating lease liabilities - non-cash activity	$2,228	$1,921

25 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 18 — RESTRUCTURING
Restructuring charges relate to costs associated with exit or disposal activities. During the three months ended March 2026 and March 2025, the Company incurred restructuring and transformation charges related to business optimization and other actions to streamline and transfer select production within our internal manufacturing network.
The following table summarizes the restructuring charges recorded during the three months ended March 2026 and March 2025:

	Three Months Ended March
(In thousands)
	2026	2025
Severance and employee-related benefits	$731	$2,479
Other	2,199	843
Total restructuring charges	$2,930	$3,322
The following table presents the classification of these restructuring costs in the Company's statements of operations:

	Three Months Ended March

(In thousands)	2026	2025
Cost of goods sold	$2,828	$1,077
Selling, general, and administrative expenses	102	2,245
Total	$2,930	$3,322
The following table presents these restructuring costs by business segment:

	Three Months Ended March
(In thousands)
	2026	2025
Wrangler	$168	$938
Corporate and other	2,762	2,384
Total	$2,930	$3,322
The following table presents activity in the restructuring accrual for the three-month period ended March 2026:

(In thousands)
Accrual at December 2025	$8,516
Charges(1)	2,136
Cash payments	(4,289)
Adjustments to accruals	(211)
Balance, March 2026	$6,152
(1) The Company also recorded approximately $0.8 million of non-cash and other charges related to the closure of a portion of our manufacturing facilities and streamlining and transferring select production within our internal manufacturing network.
All of the $6.2 million restructuring accrual reported in the Company's balance sheet at March 2026 is expected to be paid out within the next 12 months and is classified within "accrued and other current liabilities." Of the $8.5 million restructuring accrual reported in the Company's balance sheet at December 2025, $8.2 million was classified within "accrued and other current liabilities," and the remaining $0.3 million was classified within "other liabilities."

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 26

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 19 — SUBSEQUENT EVENT
On April 6, 2026, the Company completed the sale of a portion of our manufacturing facilities for total consideration of $8.0 million.
On April 23, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.53 per share of the Company's Common Stock. The cash dividend will be payable on June 18, 2026, to shareholders of record at the close of business on June 8, 2026.
On May 1, 2026, the Company granted 12,000 shares of RSUs to nonemployee members of the Board of Directors.
On May 6, 2026, the Board of Directors authorized a new share repurchase program of up to $750 million of the Company’s common stock. The new repurchase authorization replaces the existing share repurchase program announced on December 11, 2023.

27 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

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
The following discussion and analysis includes forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Cautionary Statement On Forward-Looking Statements” included later in Part I, Item 2 of this Quarterly Report on Form 10-Q, in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" in our 2025 Annual Report on Form 10-K.
Description of Business
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global lifestyle apparel company, with a portfolio led by three of the world's most iconic consumer brands: Wrangler®, Lee® and Helly Hansen®. The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under our brand names. Our products are sold in the United States ("U.S.") and internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions. We also license the use of our brands in certain regions.
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
Planned Divestiture of the Lee® Business
The Company commenced a sale process of its global Lee® brand and associated business (the "Lee® business") during the first quarter of 2026, with an expectation of completing a transaction during fiscal 2026. At the end of the first quarter of 2026, the Company determined that the Lee® business met held-for-sale criteria and reported the assets and liabilities of the Lee® business as held-for-sale in the Company's balance sheets for all periods presented. Additionally, the planned sale represents a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, the Company reported the Lee® business as discontinued operations in its statements of operations and statements of cash flows for all periods presented. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information. The Lee® business was previously reported as a separate operating segment in our financial statements.
Sale of the Rock & Republic® Brand and Associated Business
On March 3, 2026, the Company completed a transaction to sell the Rock & Republic® brand and associated business. The Company determined that the divestiture of Rock & Republic® did not meet the discontinued operations accounting criteria and the results of Rock & Republic® are included in income from continuing operations through the date of disposition.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of Helly Hansen (the "Acquisition"), and the results of operations have been included in the Company's financial statements since that date. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the first quarter of the Company's fiscal year ending January 2, 2027 ("fiscal 2026"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended March 2026, December 2025 and March 2025 correspond to the fiscal periods ended April 4, 2026, January 3, 2026, and March 29, 2025, respectively.
References to fiscal 2026 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from the prior year comparable period when translating foreign currencies into U.S. dollars. The Company's most significant foreign currency translation exposure is typically driven by business conducted in the Norwegian krone, the euro, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 28

Global macroeconomic conditions that continued to impact the Company during the first quarter of 2026 included geopolitical impacts, global supply chain issues, inconsistent consumer demand, continued declines in interest rates, and ongoing fluctuations in foreign currency exchange rates and inflation. Broader macroeconomic impacts also influence consumer demand.
Geopolitical impacts arising from the U.S. - Iran conflict have increased uncertainty in global trade and transportation. Although we do not operate directly in the region of conflict, our supply chain and product availability are impacted by disruptions to shipping routes, higher freight, fuel and energy costs and delays at our suppliers in the production or movement of goods.
As discussed below, the U.S. government continues to enact significant changes to its tariff regime. The ongoing impact of tariff rate changes and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility.
Interest rate pressures have moderated in recent quarters and inflation accelerated late in the first quarter of 2026, primarily due to energy and tariff impacts. Interest rates continue to impact us, along with increases in product costs, compared to the first quarter of 2025. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment. The Company has responded to ongoing macroeconomic conditions by controlling expenses, instituting pricing adjustments for our products, investing in our brands and executing our Project Jeanius business transformation.
The Company continues to evaluate mitigating actions, including the transfer of production within our global supply chain, transformation of our supply chain capabilities, pricing adjustments for our products, supplier partnership initiatives and inventory management. While we anticipate continued uncertainty related to the macroeconomic environment during the remainder of 2026, including the potential impact of further tariff increases, we believe we are appropriately positioned to successfully manage through operational challenges and cost pressures should they arise. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
Other Recent Developments - U.S Tariffs
During 2025 and at the beginning of 2026, the U.S. government enacted and continued to enact significant changes to its tariff regime which impacted rates on virtually all imports. In February 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized, effectively invalidating IEEPA tariffs that had been in effect since the second quarter of 2025. Immediately following the Supreme Court ruling, the U.S. government initiated new tariffs under Section 122 of the Trade Act ("Section 122 tariffs") which have been in effect since February 24, 2026.
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs. In April 2026, the CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. We believe it is probable that we will recover the IEEPA tariffs previously paid and have recognized a net receivable under the loss recovery accounting model of $53.7 million as of March 2026, on a consolidated basis. During the three months ended March 2026, we reduced cost of goods sold by approximately $49.0 million, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted in the second quarter of 2025, including $29.0 million relating to 2025 tariff payments. Additionally, we reduced the carrying value of inventory on hand as of March 2026 by $4.7 million for tariffs previously capitalized as cost of inventory. There continues to be uncertainty and legal challenges to current and proposed tariff regimes, including a ruling in May 2026 by the CIT that the new Section 122 tariffs are also invalid. We continue to monitor U.S. tariff-related developments.
Business Overview
We are focused on delivering long-term value to our stakeholders, including our consumers, customers, shareholders, suppliers and communities around the world, by accelerating growth, expanding operating margin, increasing capital allocation optionality and establishing the Company as the employer of choice in the industry. Additionally, the integration of Helly Hansen provides focus towards our growth-oriented brands, with an emphasis on geographic and category expansion. The contemplated sale transaction of the Lee® business further emphasizes our focus on functional and activity-based brands. The Company continues to execute on Project Jeanius, a multi-year comprehensive end-to-end business transformation focused on simplifying processes, optimizing systems and enhancing our global operating model with the goal of creating significant investment capacity through gross and operating margin expansion. In addition, our capital allocation strategy allows us the option to (i) invest in our business, (ii) pay down debt, (iii) provide for a superior dividend payout, (iv) effectively manage our share repurchase authorization and (v) act on strategic acquisition opportunities that may arise.
During the first quarter of 2026, the Company incurred integration-related costs of $12.7 million related to Helly Hansen, comprised primarily of professional and other fees, which are reported in "selling, general and administrative expenses". We expect to incur additional costs in future periods as we complete the integration of Helly Hansen.
The Company continued to execute on Project Jeanius during the first quarter of 2026. The Company incurred restructuring charges of $5.7 million primarily related to business optimization activities and professional services associated with Project Jeanius and other costs from the closure of a portion of our manufacturing facilities. We anticipate to incur additional costs associated with Project Jeanius as we continue to execute on this multi-year initiative.

29 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

FIRST QUARTER OF FISCAL 2026 SUMMARY
•The Company commenced a sale process for the global Lee® business during the first quarter of 2026 and determined that the Lee® business should be presented as discontinued operations. Accordingly the following discussion relates to our continuing operations.
•The Helly Hansen acquisition was completed on May 31, 2025, and the results of operations have been included since that date. During the three months ended March 2026, the Company incurred $12.8 million of charges related to integration-related activities.
•Net revenues increased 45% to $613.3 million compared to the three months ended March 2025, and included $176.0 million attributable to the Helly Hansen Acquisition.
•U.S. Wholesale revenues increased 6% compared to the three months ended March 2025, and represented 58% of total revenues in the current period. Helly Hansen U.S. wholesale revenues were $17.0 million.
•International Wholesale revenues increased 258% compared to the three months ended March 2025, and represented 26% of total revenues in the current period. Helly Hansen international wholesale revenues were $109.2 million.
•Direct-to-Consumer revenues increased 136% compared to the three months ended March 2025, and represented 15% of total revenues in the current period. Helly Hansen direct-to-consumer revenues were $49.8 million.
•Gross margin increased 810 basis points to 53.7% compared to the three months ended March 2025 and includes benefits attributable to the Helly Hansen Acquisition and the IEEPA tariff receivable.
•Selling, general and administrative expenses as a percentage of net revenues increased to 39.0% compared to 38.1% for the three months ended March 2025, and included $79.4 million of operating expenses attributable to Helly Hansen and the charges incurred during the period as discussed above.
•Operating income increased 187% to $90.1 million compared to the three months ended March 2025, and included $20.0 million of operating income attributable to Helly Hansen, the benefit from the IEEPA tariff receivable and the impact of the charges incurred during the period as discussed above.
•Income from continuing operations increased 496% to $61.0 million compared to the three months ended March 2025, and included $18.1 million of net income attributable to Helly Hansen.
•Diluted earnings per share from continuing operations was $1.09 in the first quarter, compared to $0.18 in the same period last year, and included $0.32 of diluted earnings per share attributable to Helly Hansen.
•Cash provided by operating activities from continuing operations was $16.2 million as compared to $54.0 million in the same period last year.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations from continuing operations:

	Three Months Ended March

(Dollars in thousands)	2026	2025
Net revenues	$613,322	$423,001
Gross margin (net revenues less cost of goods sold)	$329,374	$192,734
As a percentage of net revenues	53.7%	45.6%
Selling, general and administrative expenses	$239,269	$161,365
As a percentage of net revenues	39.0%	38.1%
Operating income	$90,105	$31,369
As a percentage of net revenues	14.7%	7.4%

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 30

Additionally, the following table presents a summary of the changes in net revenues for the three months ended March 2026 as compared to March 2025:

(In millions)	Three Months Ended March

Net revenues — 2025	$423.0
Organic (1)	8.9
Helly Hansen Acquisition	$176.0
Impact of foreign currency	5.4
Net revenues — 2026	$613.3

(1) Organic refers to revenues generated excluding the contributions from the Helly Hansen acquisition.
Three Months Ended March 2026 Compared to the Three Months Ended March 2025
Net revenues increased 45%, primarily attributable to the Helly Hansen Acquisition and growth in Wrangler, which was driven by a 17% increase in international wholesale revenues and a 1% increase in U.S. wholesale revenues with category growth in Western, outdoor and female. Wrangler global direct-to-consumer revenues increased 11% driven by higher retail store and e-commerce sales.
Additional details on changes in net revenues for the three months ended March 2026 as compared to March 2025 are provided in the section titled “Information by Business Segment.”
Gross margin increased 810 basis points, primarily related to a 350 basis point benefit from U.S. tariffs refunds, 230 basis points from the benefits of Project Jeanius, 210 basis points attributable to favorable mix from Helly Hansen and 70 basis points related to channel and product mix, partially offset by a 30 basis point increase in restructuring costs and 30 basis points from increased product costs, net of pricing actions.
Selling, general and administrative expenses increased $77.9 million, driven by $79.4 million of Helly Hansen operating expenses and $4.6 million from higher investments in our direct-to-consumer business and demand creation, which were partially offset by benefits from Project Jeanius.
Other expense, net reflected a favorable change of $7.7 million, driven by $8.9 million of losses during the three months ended March 2025, related to foreign currency exchange contracts to hedge the purchase price of the Acquisition.
The effective income tax rate for the three months ended March 2026 was 24.4% compared to 29.7% in the 2025 period. The three months ended March 2026 included a net discrete tax benefit primarily related to stock-based compensation, partially offset by an increase in tax expense related to the finalization of U.S. federal tax return filings, the net impact of which decreased the effective income tax rate by 0.7%. The three months ended March 2025 included a net discrete tax expense primarily related to an increase in valuation allowances in a foreign jurisdiction, partially offset by a discrete tax benefit related to stock-based compensation, the net impact of which increased the effective income tax rate by 7.7%. The effective tax rate without discrete items for the three months ended March 2026 was 25.1% compared to 22.0% in the 2025 period. The increase was primarily due to changes in our jurisdictional mix of earnings.
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

31 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

Information by Business Segment
The Company's reportable segments are Wrangler and Helly Hansen. Refer to Note 5 to the Company's financial statements in this Form 10-Q for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the three months ended March 2026 as compared to the three months ended March 2025:
Segment Revenues:

	Three Months Ended March
(In millions)	Wrangler	Helly Hansen	Total

Segment revenues — 2025	$420.2	$—	$420.2
Operations	10.2	165.5	175.7
Impact of foreign currency	5.4	—	5.4
Segment revenues — 2026	$435.8	$165.5	$601.3
Segment Profit (Loss):

	Three Months Ended March
(In millions)	Wrangler	Helly Hansen	Total

Segment profit — 2025	$86.8	$—	$86.8
Operations	33.9	19.7	53.6
Impact of foreign currency	1.1	—	1.1
Segment profit — 2026	$121.8	$19.7	$141.4
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended March

(Dollars in millions)	2026	2025	Percent Change
Segment revenues	$435.8	$420.2	3.7%
Segment profit	$121.8	$86.8	40.2%
Operating margin	27.9%	20.7%
Three Months Ended March 2026 Compared to the Three Months Ended March 2025
Global revenues for the Wrangler® brand increased 4%, due to growth in the U.S. Wholesale, International Wholesale and Direct-to-Consumer channels.
•Revenues in the U.S. region increased 1%, primarily due to growth in our U.S. Wholesale channel and U.S. direct-to-consumer business. Growth in wholesale was driven by broad-based category growth in Western, outdoor, female and non-denim products. Growth in our U.S. direct-to-consumer business was driven by higher e-commerce sales.
•Revenues in the International region increased 20%, including an 11% favorable impact from foreign currency and growth in EMEA's wholesale, retail store and e-commerce businesses.
Operating margin increased to 27.9%, compared to 20.7% for the 2025 period. Gross margin increased primarily due to the IEEPA tariff receivable, benefits from Project Jeanius and favorable product and channel mix, partially offset by increased product costs, net of pricing actions. Operating margin also improved due to the benefits from Project Jeanius, partially offset by other operating cost increases driven by higher investments in our direct-to-consumer business and demand creation.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 32

Helly Hansen

	Three Months Ended March

(Dollars in millions)	2026	2025	Percent Change
Segment revenues	$165.5	$—	*
Segment profit	$19.7	$—	*
Operating margin	11.9%	—%
*Calculation not meaningful.
The Acquisition was completed on May 31, 2025, so there are no comparative prior periods. The results for the three months ended March 2026 were impacted by integration-related costs.
Other
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income before income taxes. Other includes sales, licensing and the associated costs of the Musto® and Chic® brands, as well as other company-owned brands and private label apparel, and the Rock & Republic® brand through the date of disposition. Results of the Musto® brand have been included since the Acquisition on May 31, 2025. The businesses within the Other category, either individually or in the aggregate, do not meet the criteria to be considered reportable segments.

	Three Months Ended March

(Dollars in millions)	2026	2025	Percent Change
Other revenues	$12.0	$2.8	335.7%
Loss related to other revenues	$(0.2)	$(0.2)	(0.9)%
Operating margin	(1.8)%	(7.9)%

33 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

Reconciliation of Segment Profit to Income Before Income Taxes
The costs below are necessary to reconcile segment profit to income from continuing operations before income taxes. Corporate and other expenses, including certain acquisition and integration-related and restructuring and transformation costs, costs previously allocated to the Lee segment as well as interest expense and interest income, are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended March

(Dollars in millions)	2026	2025	Percent Change
Segment profit:
Wrangler	$121.8	$86.8	40.2%
Helly Hansen	19.7	—	*
Reconciliation to income before income taxes:
Corporate and other expenses	(53.7)	(65.6)	(18.1)%
Interest expense	(16.1)	(9.8)	64.0%
Interest income	2.2	3.3	(34.2)%
Loss related to other revenues	(0.2)	(0.2)	(0.9)%
Income from continuing operations before income taxes	$73.6	$14.6	404.6%
*Calculation not meaningful.
Three Months Ended March 2026 Compared to the Three Months Ended March 2025
Corporate and other expenses decreased $11.9 million, primarily due to lower restructuring and transformation costs and lower acquisition and integration-related costs during the three months ended March 2026, which were offset by increases in incentive compensation expense, higher investments in information technology and the inclusion of expenses that were previously allocated to the Lee® business.
Interest expense increased $6.3 million during the three months ended March 2026 compared to the three months ended March 2025, primarily due to higher debt outstanding to fund the Acquisition.

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
Credit Availability
At March 2026 and December 2025, the Company had availability of $17.9 million and $17.4 million under a committed international line of credit as a result of the Acquisition. There were no outstanding balances at March 2026 and December 2025.
The Company is party to a senior secured Credit Agreement, as amended and restated on April 8, 2025 (the "2025 Credit Agreement"), which provides for (i) a five-year $700.0 million term loan facility ("Term Loan A-1") consisting of a $340.0 million initial term loan ("Initial Term Loan") and a $360.0 million delayed draw term loan ("Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan facility ("Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "Revolving Credit Facility"), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. The net proceeds from the Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under the Term Loan A at such time. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn and used to fund the Acquisition, along with approximately $300 million of cash on hand. See Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million beginning in September 2026 which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. Term Loan A-2 is

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 34

scheduled to be repaid in full at maturity.
The Company has "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. These debt obligations could restrict our future business strategies and could adversely impact our future results of operations, financial conditions or cash flows.
As of March 2026, the Company was in compliance with all applicable covenants under the 2025 Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, or the Company experiences long-term challenges integrating and operating Helly Hansen, or meeting the resulting incremental debt service requirements, this could impact the Company's operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the 2025 Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of March 2026.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of March 2026:

(In millions)	March 2026
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.3
Cash and cash equivalents	$56.4
(1) Available borrowing capacity under the Revolving Credit Facility is net of $6.7 million of outstanding standby letters of credit issued on behalf of the Company under this facility.
Senior Notes
Additionally, the Company has outstanding $400.0 million of unsecured 4.125% senior notes due 2029.
Refer to Note 12 in the Company's 2025 Annual Report on Form 10-K and Note 10 to the Company's financial statements in this Form 10-Q for additional information regarding the Company's debt obligations. Refer to Note 16 in the Company's 2025 Annual Report on Form 10-K and Note 12 to the Company's financial statements in this Form 10-Q for additional information regarding the Company's interest swap agreements.
Other Liquidity Considerations
During the three months ended March 2026, the Company repurchased 0.3 million shares of Common Stock for $25.0 million, including commissions, under its $300.0 million share repurchase program authorized by the Company's Board of Directors. All shares reacquired in connection with the repurchase program are treated as authorized and unissued shares upon repurchase. As of March 2026, $165.0 million remained available for repurchase under the program. On May 6, 2026, the Board of Directors authorized a new share repurchase program of up to $750 million of the Company’s common stock. The new repurchase authorization replaces the existing share repurchase program.
During the three months ended March 2026, the Company paid $29.3 million of dividends to its shareholders. On April 23, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.53 per share of the Company's Common Stock. The cash dividend will be payable on June 18, 2026, to shareholders of record at the close of business on June 8, 2026.
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
We currently expect capital expenditures to be approximately $40.0 million in 2026, primarily to support information technology, distribution, manufacturing, owned retail store investments and facility improvements.

35 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

The following table presents our cash flows from continuing operations during the periods:

	Three Months Ended March

(In millions)	2026	2025
Cash provided (used) by:
Operating activities	$16.2	$54.0
Investing activities	$4.3	$(3.1)
Financing activities	$(69.5)	$(37.9)
Operating Activities
During the three months ended March 2026, cash provided by operating activities was $16.2 million as compared to $54.0 million in the prior year period. The decrease was primarily due to the reduction in income from continuing operations due to expenses that were previously allocated to the Lee® business, ongoing transformation and integration-related costs and changes in working capital amounts. Cash used by inventory was a result of improved sourcing lead times and investment to support growth of the business. Cash used by accounts receivable was driven the IEEPA tariff receivable and growth of the business. Cash provided by accounts payable reflects seasonality of the business.
Investing Activities
During the three months ended March 2026, cash provided by investing activities was $4.3 million as compared to cash used by investing activities of $3.1 million in the prior year period, primarily due to increases in property, plant and equipment expenditures offset by proceeds from the sale of the Rock & Republic® brand and receipts associated with settlements of the deferred purchase price receivable under the accounts receivable sale programs in the current year period.
Financing Activities
During the three months ended March 2026, cash used by financing activities was $69.5 million as compared to $37.9 million in the prior year period primarily related to $25.0 million of Common Stock repurchases made by the Company during the three months ended March 2026 compared to no Common Stock repurchases during the three months ended March 2025.
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2025 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2025 that would require the use of funds. As of March 2026, on a consolidated basis, there have been no material changes in the amounts disclosed in the 2025 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
We have chosen accounting policies that management believes are appropriate to accurately and fairly report our operating results and financial position in conformity with GAAP. We apply these accounting policies in a consistent manner. Significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the 2025 Annual Report on Form 10-K.
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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the financial statements, or are the most sensitive to change from outside factors, are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the 2025 Annual Report on Form 10-K. There have been no material changes in these policies disclosed in the 2025 Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Standards
Refer to Note 1 to the Company's financial statements in this Form 10-Q for additional information regarding recently issued and adopted accounting standards.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 36

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this report include, but are not limited to: macroeconomic conditions, including inconsistent consumer demand despite recent declines in interest rates, fluctuating foreign currency exchange rates, moderating inflation and global supply chain issues, as well as the ongoing impact of tariffs and uncertainty regarding the outcome of trade negotiations, import/export regulations and tariff policies, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company's business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; reliance on a small number of large customers; potential difficulty in integrating Helly Hansen and/or in achieving the expected growth, cost savings and/or synergies from the acquisition; potential risks and uncertainties in completing the sale of the Lee business, if at all, and potential risks in segregating and disposing of the Lee business and the Company’s ability to mitigate any stranded costs from the potential disposition; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; intense industry competition; the ability to accurately forecast demand for products; the Company's ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company's ability to maintain the images of its brands; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company's business relating to its debt obligations; increasing pressure on margins; e-commerce operations through the Company's direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company's business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products, including as a result of tariffs and reciprocal tariffs; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; potential challenges with the Company's implementation of Project Jeanius; the Company's and its vendors' ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss or maintain operational performance; ability to properly collect, use, manage and secure consumer and employee data; legal, regulatory, political and economic risks; the impact of climate change and related legislative and regulatory responses; stakeholder response to sustainability issues, including those related to climate change; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company's licensees to generate expected sales and maintain the value of the Company’s brands; volatility in the price and trading volume of the Company's common stock; anti-takeover provisions in the Company's organizational documents; and fluctuations in the amount and frequency of our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any worsening of the global business and economic environment.
More information on potential factors that could affect the Company's financial results are described in detail in the Company's 2025 Annual Report on Form 10-K and in other reports and statements that the Company files with the Securities and Exchange Commission ("SEC").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's market risk exposures set forth under Item 7A in our 2025 Annual Report on Form 10-K.

37 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

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
(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended April 4, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 38

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report on Form 10-K should be made. There have been no material changes to the risk factors from those disclosed in Part I, Item 1A of our 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

First quarter fiscal 2026	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
January 4 - January 31	—	$—	—	$189,979,778
February 1 - February 28	—	—	—	189,979,778
March 1 - April 4	324,597	77.02	324,597	164,980,144
Total	324,597	$77.02	324,597
(1) As of March 2026, the Company has a share repurchase program which authorizes the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION
(c) During the three months ended March 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

39 Kontoor Brands, Inc. Q1 FY26 Form 10-Q

ITEM 6. EXHIBITS

3.1	Amended and restated Bylaws of Kontoor Brands, Inc. effective April 23, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on April 24, 2026)

10.1+	Form of Award Certificate for Restricted Stock Units (2026 Form)

10.2+	Form of Award Certificate for Performance-Based Restricted Stock Units (2026 Form)

31.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Joseph A. Alkire, Executive Vice President, Chief Financial Officer and Global Head of Operations, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, President, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Alkire, Executive Vice President, Chief Financial Officer and Global Head of Operations, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Management contract or compensatory plan or arrangement.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

Kontoor Brands, Inc. Q1 FY26 Form 10-Q 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: May 14, 2026	By:	/s/ Joseph A. Alkire
Joseph A. Alkire
Executive Vice President, Chief Financial Officer and Global Head of Operations (Principal Financial Officer)

	By:	/s/ S. Denise Sumner
S. Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

41 Kontoor Brands, Inc. Q1 FY26 Form 10-Q