Form 10-Q
period 2026-07-04
Kontoor Brands, Inc.
filed 2026-08-12
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of July 31, 2026, was 54,653,620.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	June 2026	December 2025	June 2025
ASSETS
Current assets
Cash and cash equivalents	$58,457	$77,215	$85,914
Accounts receivable, net	220,828	209,419	237,530
Inventories	526,121	435,945	543,130
Prepaid expenses and other current assets	114,533	102,056	93,446
Current assets of discontinued operations	228,323	256,481	255,756
Total current assets	1,148,262	1,081,116	1,215,776
Property, plant and equipment, net	110,890	113,285	119,239
Operating lease assets	120,783	110,330	124,163
Intangible assets, net	447,728	445,584	447,058
Goodwill	461,056	451,006	407,985
Other assets	214,355	212,294	228,911
Other assets of discontinued operations	162,217	169,057	174,773
TOTAL ASSETS	$2,665,291	$2,582,672	$2,717,905
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$17,500	$8,750	$—
Accounts payable	252,787	195,560	217,110
Accrued and other current liabilities	213,771	237,864	197,366
Operating lease liabilities, current	29,656	22,418	27,701
Current liabilities of discontinued operations	113,556	129,035	116,196
Total current liabilities	627,270	593,627	558,373
Operating lease liabilities, noncurrent	98,944	95,422	98,945
Other liabilities	166,841	164,431	161,059
Long-term debt	1,126,666	1,134,579	1,366,510
Other liabilities of discontinued operations	27,026	29,746	34,671
Total liabilities	2,046,747	2,017,805	2,219,558
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at June 2026, December 2025 and June 2025	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 54,650,957 at June 2026; 55,239,594 at December 2025 and 55,567,652 at June 2025	—	—	—
Additional paid-in capital	378,224	358,130	338,426
Retained earnings	280,600	274,280	249,521
Accumulated other comprehensive loss	(40,280)	(67,543)	(89,600)
Total equity	618,544	564,867	498,347
TOTAL LIABILITIES AND EQUITY	$2,665,291	$2,582,672	$2,717,905
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2026	2025	2026	2025
Net revenues	$584,288	$492,632	$1,197,610	$915,633
Costs and operating expenses
Cost of goods sold	256,026	263,451	539,974	493,718
Selling, general and administrative expenses	237,736	172,233	477,005	333,598
Total costs and operating expenses	493,762	435,684	1,016,979	827,316
Operating income	90,526	56,948	180,631	88,317
Interest expense	(15,673)	(13,485)	(31,757)	(23,293)
Interest income	1,843	2,820	4,027	6,139
Other (expense) income, net	(3,744)	30,546	(6,346)	20,253
Income from continuing operations before income taxes	72,952	76,829	146,555	91,416
Income taxes	(18,530)	(18,397)	(36,494)	(22,735)
Income from equity method investment	2,599	264	7,998	264
Income from continuing operations	57,021	58,696	118,059	68,945
Income from discontinued operations, net of tax	7,781	15,173	39,182	47,806
Net income	$64,802	$73,869	$157,241	$116,751

Earnings per common share - basic
Continuing operations	$1.04	$1.06	$2.14	$1.25
Discontinued operations	$0.14	$0.27	$0.71	$0.86
Total earnings per common share - basic	$1.18	$1.33	$2.85	$2.11

Earnings per common share - diluted
Continuing operations	$1.03	$1.05	$2.12	$1.23
Discontinued operations	$0.14	$0.27	$0.70	$0.85
Total earnings per common share - diluted	$1.17	$1.32	$2.82	$2.08

Weighted average shares outstanding
Basic	55,089	55,560	55,156	55,458
Diluted	55,495	55,975	55,746	56,017
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

(In thousands)	2026	2025	2026	2025
Income from continuing operations	$57,021	$58,696	$118,059	$68,945
Other comprehensive income
Net change in foreign currency translation	(2,662)	24,976	13,651	31,049
Net change in defined benefit pension plans	(62)	(25)	(125)	(50)
Net change in derivative financial instruments	5,482	35	13,737	(3,949)
Total other comprehensive income, net of related taxes	2,758	24,986	27,263	27,050
Comprehensive income	$59,779	$83,682	$145,322	$95,995
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June

(In thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$157,241	$116,751
Income from discontinued operations, net of tax	39,182	47,806
Income from continuing operations, net of tax	118,059	68,945
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,446	16,523
Stock-based compensation	16,840	19,929
Provision for doubtful accounts	808	136
Gain on sale of assets and businesses, net of tax	(15,851)	—
Other	(23,366)	35,376
Changes in operating assets and liabilities, net of business acquisition effects:
Accounts receivable	(26,203)	2,451
Inventories	(88,012)	(106,954)
Accounts payable	57,321	28,264
Income taxes	7,616	(12,217)
Accrued and other current liabilities	(28,122)	13,497
Other assets and liabilities	(3,907)	2,839
Cash provided by operating activities - continuing operations	39,629	68,789
Cash provided by operating activities - discontinued operations	54,003	34,519
Cash provided by operating activities	93,632	103,308
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(7,963)	(5,309)
Capitalized computer software	(3,072)	(2,165)
Business acquisition, net of cash received	—	(870,058)
Proceeds from the settlement of foreign exchange contracts to hedge business acquisition	—	24,115
Collection of deferred purchase price on sold accounts receivable	14,858	—
Proceeds from sales of assets	25,091	2
Cash provided (used) by investing activities - continuing operations	28,914	(853,415)
Cash used by investing activities - discontinued operations	(1,376)	(2,009)
Cash provided (used) by investing activities	27,538	(855,424)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	56,500	—
Repayments under revolving credit facility	(56,500)	—
Proceeds from issuance of long-term debt	—	1,000,000
Payment of debt issuance costs	—	(7,433)
Repayments of term loan	—	(370,000)
Repurchases of Common Stock	(75,442)	—
Dividends paid	(58,462)	(57,717)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(14,804)	(8,555)
Cash (used) provided by financing activities	(148,708)	556,295
Effect of foreign currency rate changes on cash and cash equivalents	(87)	(30,763)
Net change in cash and cash equivalents	(27,625)	(226,584)
Cash and cash equivalents – beginning of period	108,442	334,066
Cash and cash equivalents – end of period	$80,817	$107,482
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2025	55,240	$—	$358,130	$274,280	$(67,543)	$564,867
Net income	—	—	—	92,439	—	92,439
Stock-based compensation, net	248	—	7,919	(16,523)	—	(8,604)
Other comprehensive income	—	—	—	—	24,505	24,505
Dividends on Common Stock ($0.53 per share)	—	—	—	(29,338)	—	(29,338)
Repurchases of Common Stock, including excise tax	(325)	—	—	(25,000)	—	(25,000)
Balance, March 2026	55,163	—	366,049	295,858	(43,038)	618,869
Net income	—	—	—	64,802	—	64,802
Stock-based compensation, net	162	—	12,617	(937)	—	11,680
Other comprehensive income	—	—	—	—	2,758	2,758
Dividends on Common Stock ($0.53 per share)	—	—	—	(29,123)	—	(29,123)
Repurchases of Common Stock	(674)	—	(442)	(50,000)	—	(50,442)
Balance, June 2026	$54,651	$—	$378,224	$280,600	$(40,280)	$618,544

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2024	55,311	$—	$316,746	$199,959	$(116,650)	$400,055
Net income	—	—	—	42,882	—	42,882
Stock-based compensation, net	121	—	14,924	(4,429)	—	10,495
Other comprehensive income	—	—	—	—	2,064	2,064
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,824)	—	(28,824)
Balance, March 2025	55,432	—	331,670	209,588	(114,586)	426,672
Net income	—	—	—	73,869	—	73,869
Stock-based compensation, net	136	—	6,756	(5,043)	—	1,713
Other comprehensive income	—	—	—	—	24,986	24,986
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,893)	—	(28,893)
Balance, June 2025	$55,568	$—	$338,426	$249,521	$(89,600)	$498,347
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 8

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
Planned Divestiture of the Lee® Business
The Company commenced a sale process of its global Lee® brand and associated business (the "Lee® business") during the first quarter of 2026, with an expectation of completing a transaction during fiscal 2026. On May 20, 2026, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with ABG-Storm LLC, a Delaware limited liability company, an affiliate of Authentic Brands Group ("Buyer"), to sell the Lee® business for $750.0 million in cash at closing with an additional $250.0 million earnout opportunity based on the future performance of the Lee® business over a five-year period. The assets and liabilities of the Lee® business are reported as held-for-sale in the Company's balance sheets for all periods presented. Additionally, the Company reported the Lee® business as discontinued operations in its statements of operations and statements of cash flows for all periods presented. Prior to the first quarter of 2026, the Lee® business was previously reported as a separate operating segment in our financial statements. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information.
Sale of Assets of a Manufacturing Facility
During the three months ended June 2026, as part of the Company's Project Jeanius transformation program, we sold the assets of a manufacturing facility for a gain of $15.4 million which was recorded in "cost of goods sold" in the Company's statements of operations. Refer to Note 17 to the Company's financial statements in this Form 10-Q for additional information.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of Helly Hansen (the "Acquisition"), and the results of operations have been included in the Company's financial statements since that date. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending January 2, 2027 ("fiscal 2026"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended June 2026, December 2025 and June 2025 correspond to the fiscal periods ended July 4, 2026, January 3, 2026, and June 28, 2025, respectively.
Macroeconomic Environment
Global macroeconomic conditions that continued to impact the Company during the second quarter of 2026 included geopolitical impacts, global supply chain issues, inconsistent consumer demand and ongoing fluctuations in foreign currency exchange rates, interest rates and inflation. Broader macroeconomic impacts also continued to influence consumer demand.
Geopolitical tensions in the Middle East arising from the U.S. - Iran conflict have increased uncertainty in global trade and transportation. Although we do not operate directly in the region of conflict, our supply chain and product availability are impacted by disruptions to commercial shipping routes, higher freight, fuel and energy costs and delays at our suppliers in the production or movement of goods.
As discussed below, the U.S. government tariff regime remains fluid. The ongoing impact of tariff rate changes and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility.
The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable consideration, deferred tax valuation allowances, fair value measurements including asset impairment evaluations, the effectiveness of the Company's hedging instruments and expected compliance with all applicable financial covenants in our 2025 Credit Agreement (as defined in Note 10 to the Company's financial statements in this Form 10-Q). These assumptions and estimates may change as

9 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
new events occur and additional information is obtained regarding the impact of the above conditions. Such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.
Other Recent Developments - U.S. Tariffs
Beginning in 2025 and through 2026, the U.S. government continued to enact significant changes to its tariff regime which impacted rates on virtually all imports. In February 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized, effectively invalidating IEEPA tariffs that had been in effect since the second quarter of 2025. Immediately following the Supreme Court ruling, the U.S. government initiated new tariffs under Section 122 of the Trade Act ("Section 122 tariffs"), which expired in July 2026 and have been replaced by new tariffs under Section 301 of the Trade Act.
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs. In April 2026, the CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. In the first quarter of 2026, we concluded it was probable that we would recover the IEEPA tariffs previously paid and recognized a net receivable under the loss recovery accounting model of $53.7 million, on a consolidated basis. During the first quarter of 2026, we reduced cost of goods sold by approximately $49.0 million, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted in the second quarter of 2025. During the third quarter of 2026, the Company began to receive refunds and expects to collect all remaining amounts by the end of fiscal 2026. There continues to be uncertainty and legal challenges to current and prior tariff regimes, including a ruling in May 2026 by the CIT that the Section 122 tariffs are also invalid, which is under appeal by the U.S. government, along with an appeal of certain CIT orders related to the refund process for IEEPA tariffs. We continue to monitor U.S. tariff-related developments and ongoing legal proceedings.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and six months ended June 2026 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2026. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2025 Annual Report on Form 10-K for the fiscal year ended January 3, 2026, as filed with the Securities and Exchange Commission on March 4, 2026 ("2025 Annual Report on Form 10-K").
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

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 10

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
The Company commenced a sale process of its global Lee® brand and associated business during the first quarter of 2026, with an expectation of completing a transaction during fiscal 2026. At the end of the first quarter of 2026, the Company determined that the Lee® business met held-for-sale criteria and reported the assets and liabilities of the Lee® business as held-for-sale in the Company's balance sheets for all periods presented. Additionally, the planned sale represents a strategic shift that will have a major effect on the Company's operations and financial results. During the second quarter of 2026, the Company entered into a Purchase Agreement with the Buyer to sell the Lee® business for $750.0 million in cash at closing with an additional $250.0 million earnout opportunity based on the future performance of the Lee® business over a five-year period. Accordingly, the Company reported the Lee® business as discontinued operations in its statements of operations and statements of cash flows for all periods presented. The results of the Lee® business were historically reported in the Lee segment. Income from discontinued operations, net of tax was $7.8 million and $15.2 million for the three months ended June 2026 and June 2025, respectively, and $39.2 million and $47.8 million for the six months ended June 2026 and June 2025, respectively.
During the first quarter of 2026, the Company determined that the decision to pursue a sale transaction of the Lee® business was a triggering event that required impairment testing of goodwill, the indefinite-lived intangible asset and long-lived assets of the Lee reporting unit. No impairment charges were required to be recorded as a result of the testing performed. Refer to Note 11 to the Company's financial statements in this Form 10-Q for additional details regarding the impairment testing related to the Lee® business.
Certain corporate overhead costs and segment costs previously allocated to the Lee® business for segment reporting purposes did not qualify for classification within discontinued operations and have been reported in continuing operations for all periods presented. For the three months ended June 2026 and June 2025, previously allocated costs of $1.6 million and $0.6 million, respectively, were reported as cost of goods sold in our statements of operations on a continuing operations basis. For the six months ended June 2026 and June 2025, previously allocated costs of $3.1 million and $1.6 million, respectively, were reported as cost of goods sold in our statements of operations on a continuing operations basis. For the three months ended June 2026 and June 2025, previously allocated costs of $12.6 million and $7.8 million, respectively, were reported as selling, general and administrative expenses in our statements of operations on a continuing operations basis. For the six months ended June 2026 and June 2025, previously allocated costs of $22.4 million and $15.6 million, respectively, were reported as "selling, general and administrative expenses" in our statements of operations on a continuing operations basis. These previously allocated costs are reported within corporate and other expenses in the segment reporting reconciliation in Note 5 to the Company's financial statements in this Form 10-Q. Separation and related expenses associated with the sale of the Lee® business are reported as a component of "income from discontinued operations, net of tax" in our statements of operations.

11 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Lee® business that are included in income from discontinued operations, net of tax, in the Company's statements of operations:

	Three Months Ended June		Six Months Ended June
(In thousands)
	2026	2025	2026	2025
Net revenues	$159,168	$165,627	$353,456	$365,527
Cost of goods sold	76,628	89,971	168,103	186,969
Selling, general and administrative expenses	71,636	54,067	134,490	115,039
Interest income	66	77	163	198
Other (expense) income, net	(938)	(785)	(1,205)	(1,492)
Income from discontinued operations before income taxes	$10,032	$20,881	$49,821	$62,225
Income taxes	(2,251)	(5,708)	(10,639)	(14,419)
Income from discontinued operations, net of tax	$7,781	$15,173	$39,182	$47,806
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as of June 2026, December 2025 and June 2025:

(In thousands)	June 2026	December 2025	June 2025
Cash and cash equivalents	$22,360	$31,227	$21,568
Accounts receivable, net	53,751	67,005	67,231
Inventories	129,899	130,737	142,385
Prepaid expenses and other current assets	22,313	27,512	24,572
Total current assets of discontinued operations	228,323	256,481	255,756
Property, plant and equipment, net	16,622	17,443	17,188
Operating lease assets	30,541	31,249	33,647
Intangible assets, net	4,711	4,833	4,840
Goodwill	79,691	80,131	80,463
Other assets	30,652	35,401	38,635
Total other assets of discontinued operations	162,217	169,057	174,773
Total assets of discontinued operations	$390,540	$425,538	$430,529

Accounts payable	$51,459	$49,554	$48,727
Accrued and other current liabilities	51,885	68,236	56,108
Operating lease liabilities, current	10,212	11,245	11,361
Total current liabilities of discontinued operations	113,556	129,035	116,196
Operating lease liabilities, noncurrent	17,712	21,455	23,693
Other liabilities	9,314	8,291	10,978
Total other liabilities of discontinued operations	27,026	29,746	34,671
Total liabilities of discontinued operations	$140,582	$158,781	$150,867
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

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 12

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
The results of operations of the Acquisition have been included in the Company's financial statements since the Closing Date. For the three and six months ended June 2026, net revenues attributable to the Acquisition were $113.9 million and $289.9 million, respectively, and net income was $3.6 million and $29.7 million, respectively.
The following table summarizes the final purchase price allocation of the estimated fair values of assets acquired and liabilities assumed at the Closing Date of the Acquisition:

(In thousands)	May 31, 2025

Cash and cash equivalents	$33,467
Accounts receivable, net	79,509
Inventories	171,940
Prepaid expenses and other current assets	13,902
Property, plant and equipment, net	35,615
Operating lease assets	96,640
Intangible assets	440,000
Deferred income tax assets	14,085
Other assets	36,061
Total assets acquired	$921,219

Accounts payable	$50,997
Accrued and other current liabilities	76,044
Operating lease liabilities, current	15,463
Operating lease liabilities, noncurrent	81,527
Deferred income tax liabilities	81,036
Other liabilities	5,407
Total liabilities assumed	$310,474

Net assets acquired	$610,745
Goodwill	323,944
Purchase price	$934,689
During the measurement period, adjustments were made to the values of the assets acquired and liabilities assumed as additional information was obtained. Since the Closing Date, the Company recorded measurement period adjustments resulting in an increase to goodwill of $46.2 million, primarily related to working capital, inventory and deferred income taxes. These measurement period adjustments did not have a material impact on the statements of operations. The Company completed the final determination of the purchase price allocation during the second quarter of 2026.
Goodwill is attributable to the acquired workforce of Helly Hansen and the significant synergies expected to arise as a result of the Acquisition. Substantially all of the goodwill was assigned to the Helly Hansen segment and is not deductible for tax purposes. As of May 2026, the Company performed an impairment assessment of the goodwill and trademarks associated with the Acquisition as required during the annual period following an acquisition. Management performed quantitative impairment assessments of goodwill and indefinite-lived trademarks by comparing the estimated fair value of the reporting unit and the indefinite-lived trademark to their respective carrying amounts. Based on results of testing, the fair values exceeded the carrying values and therefore no impairment charges were recorded for the three months ended June 2026.
The Helly Hansen® and Musto® trademarks, which management believes to have indefinite lives, have been valued at $400.0 million and $4.0 million, respectively. Customer relationships have been valued at $36.0 million and are being amortized using an accelerated method over a 12-year period.
Refer to Note 11 to the Company's financial statements in this Form 10-Q for information on the related fair value considerations.

13 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the unaudited pro forma results of operations for the Company, on a continuing operations basis, assuming that the Acquisition had occurred on December 31, 2023, which is the first day of fiscal year 2024:

	Three Months Ended June	Six Months Ended June
(In thousands, except per share amounts)
	2025	2025
Net revenues	$570,463	$1,144,756
Income from continuing operations	$22,322	$50,030
Earnings per common share from continuing operations
Basic	$0.40	$0.90
Diluted	$0.40	$0.89
These pro forma results were based on estimates and assumptions which management believes are reasonable. They do not necessarily reflect the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments primarily related to interest expense from incremental borrowings and purchase accounting including depreciation and amortization. Acquisition costs and other non-recurring charges incurred in 2025 are assumed to have been incurred in 2024 under the pro forma assumptions. No assumptions have been applied to the pro forma results regarding potential operating cost savings or other business synergies expected to be achieved.
Joint Venture
On May 31, 2025, as part of the Acquisition, the Company acquired a 50% noncontrolling financial interest in a joint venture that distributes Helly Hansen® products in China. The Helly Hansen® brand has a licensing arrangement with the joint venture where it receives royalties based on a percentage of the joint venture's net revenues. The Company has the ability to exercise significant influence, but not control, over the joint venture, and as such it is not consolidated. The Company accounts for the joint venture under the equity method of accounting, and recognizes 50% of the joint venture's profits and losses. The Company reports its 50% of the joint venture's profits and losses as "Income from equity method investment", a separate component of "Income from continuing operations" within the statements of operations. The Company initially recorded its investment in the joint venture at fair value, which is reflected in the Company's final purchase price allocation within "other assets."

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

	Three Months Ended June 2026

(In thousands)	Wrangler	Helly Hansen	Other	Total

Channel revenues
U.S. Wholesale	$382,843	$13,225	$1,642	$397,710
International Wholesale	40,697	67,487	4,218	112,402
Direct-to-Consumer	45,507	26,099	2,570	74,176
Total	$469,047	$106,811	$8,430	$584,288

Geographic revenues
U.S.	$420,184	$21,256	$1,958	$443,398
International	48,863	85,555	6,472	140,890
Total	$469,047	$106,811	$8,430	$584,288

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 2025

(In thousands)	Wrangler	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$382,782	$2,713	$2,116	$387,611
International Wholesale	38,078	16,444	1,488	56,010
Direct-to-Consumer	40,419	7,515	1,077	49,011
Total	$461,279	$26,672	$4,681	$492,632

Geographic revenues
U.S.	$416,984	$5,058	$2,391	$424,433
International	44,295	21,614	2,290	68,199
Total	$461,279	$26,672	$4,681	$492,632

	Six Months Ended June 2026

(In thousands)	Wrangler	Helly Hansen	Other	Total

Channel revenues
U.S. Wholesale	$721,941	$30,065	$3,247	$755,253
International Wholesale	93,540	168,459	12,482	274,481
Direct-to-Consumer	89,405	73,767	4,704	167,876
Total	$904,886	$272,291	$20,433	$1,197,610

Geographic revenues
U.S.	$793,934	$57,410	$3,834	$855,178
International	110,952	214,881	16,599	342,432
Total	$904,886	$272,291	$20,433	$1,197,610

	Six Months Ended June 2025

(In thousands)	Wrangler	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$718,286	$2,713	$4,725	$725,724
International Wholesale	83,303	16,444	1,488	101,235
Direct-to-Consumer	79,936	7,515	1,223	88,674
Total	$881,525	$26,672	$7,436	$915,633

Geographic revenues
U.S.	$785,286	$5,058	$5,146	$795,490
International	96,239	21,614	2,290	120,143
Total	$881,525	$26,672	$7,436	$915,633
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	June 2026	December 2025	June 2025
Accounts receivable, net	$220,828	$209,419	$237,530
Contract assets (a)	6,433	12,529	5,358
Contract liabilities (b)	1,895	1,452	790
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued and other current liabilities" in the Company's balance sheets.

15 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
For the three and six months ended June 2026 and June 2025, no significant revenue was recognized that was included in contract liabilities as of December 2025 and December 2024, respectively. For the three and six months ended June 2026, no significant revenue was recognized from performance obligations satisfied, or partially satisfied, in prior periods. As of June 2026, the Company has contractual rights under its licensing agreements to receive $47.1 million of fixed consideration related to the future minimum guarantees through December 2030.

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
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income from continuing operations before income taxes. Loss related to other revenues includes the operating results of the Musto® and Chic® brands, as well as other company-owned brands and private label apparel, and the Rock & Republic® brand through the date of disposition of March 3, 2026. Results of the Musto® brand have been included since the Acquisition on May 31, 2025. The businesses within the Other category, either individually or in the aggregate, do not meet the criteria to be considered reportable segments.
Accounting policies utilized for internal management reporting at the individual segments are consistent with those disclosed in the Company's 2025 Annual Report on Form 10-K.
Corporate and other expenses, including certain acquisition and integration-related costs and restructuring and transformation costs, incremental costs previously allocated to the Lee segment, as well as interest expense and interest income, are not controlled by segment management and therefore are excluded from the measurement of segment profit.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 16

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable segments and income from continuing operations before income taxes:

	Three Months Ended June		Six Months Ended June

(In thousands)	2026	2025	2026	2025
Wrangler
Net revenues (1)	$469,047	$461,279	$904,886	$881,525
Cost of goods sold	218,586	248,029	420,551	474,213
Selling, general and administrative expenses	109,274	102,949	219,020	208,778
Other segment items (2)	2,247	2,210	4,606	3,595
Segment profit	$138,940	$108,091	$260,709	$194,939
Helly Hansen
Net revenues (1)	$106,811	$26,672	$272,291	$26,672
Cost of goods sold	43,763	12,549	114,764	12,549
Selling, general and administrative expenses	60,614	18,911	135,321	18,911
Other segment items (2)	557	25	676	25
Segment profit	$1,877	$(4,813)	$21,530	$(4,813)

Total reportable segment profit	$140,817	$103,278	$282,239	$190,126
Corporate and other expenses (3)	(51,667)	(14,747)	(105,411)	(80,302)
Interest expense	(15,673)	(13,485)	(31,757)	(23,293)
Interest income	1,843	2,820	4,027	6,139
Loss related to other revenues (4)	(2,368)	(1,037)	(2,543)	(1,254)
Income from continuing operations before income taxes	$72,952	$76,829	$146,555	$91,416
(1) Refer to Note 4 to the Company's financial statements in this Form 10-Q for the reconciliation of reportable segment revenues to consolidated net revenues.
(2) "Other segment items" primarily includes funding fees related to the sale of trade accounts receivable program discussed in Note 6 to the Company's financial statements in this Form 10-Q. Funding fees are reflected in the Company's statements of operations on a continuing operations basis within "Other (expense) income, net".
(3) Costs previously allocated to the Lee segment that did not qualify for classification as discontinued operations and are reported within "Corporate and other expenses" above are as follows: for the three and six months ended June 2026, $14.2 million and $25.5 million, respectively, and for the three and six months ended June 2025, $8.4 million and $17.2 million, respectively.
(4) "Loss related to other revenues" includes the operating results of the Musto®, and Chic® brands, as well as other company-owned brands and private label apparel, along with the Rock & Republic® brand through the date of disposition, for purposes of reconciling "total reportable segment profit" to "income from continuing operations before income taxes."

NOTE 6 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	2026	2025
Balance, December	$3,310	$2,836
Increase in provision for expected credit losses	808	136
Accounts receivable balances written off	(216)	(465)
Other (1)	107	792
Balance, June	$4,009	$3,299
(1) Other primarily includes the impact of foreign currency translation and recoveries of amounts previously written off, none of which were individually significant.

17 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

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
In addition, the Company is party to another accounts receivable sale agreement (the "2025 Accounts Receivable Purchase Agreement") with a separate financial institution to sell selected U.S. and Canadian trade accounts receivable not eligible under the Accounts Receivable Purchase Agreement, on a limited recourse basis. Under the 2025 Accounts Receivable Purchase Agreement, up to $60.0 million U.S. dollars and $20.0 million Canadian dollars of the Company's trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. Subject to certain requirements, the Company can request to increase the commitment by an additional $20.0 million U.S. dollars and an additional $10.0 million Canadian dollars. The Company removes the sold balances from "accounts receivable, net" in its balance sheet at the time of the sale but retains a deferred purchase price asset for sold accounts receivable due from the financial institution. The Company continues to service and collect outstanding trade accounts receivable on behalf of the financial institution.
During the six months ended June 2026, the Company sold total trade accounts receivable from continuing operations of $730.9 million under both agreements. During the six months ended June 2025, the Company sold total trade accounts receivable from continuing operations of $529.0 million under the Accounts Receivable Purchase Agreement. As of June 2026, December 2025 and June 2025, $239.0 million, $218.4 million and $190.0 million, respectively, of the sold trade accounts receivable from continuing operations remained outstanding with the financial institutions under these agreements. As of June 2026 and December 2025, we recorded a deferred purchase price asset for sold accounts receivable from continuing operations of $3.5 million and $2.6 million, respectively.
The funding fees charged by the financial institutions for these programs are reflected in the Company's statements of operations within "other (expense) income, net" and were $2.1 million and $4.1 million for the three and six months ended June 2026, respectively, and $2.2 million and $4.1 million for the three and six months ended June 2025, respectively. The Company's periodic collection of the deferred purchase price on accounts receivable sold with the financial institution under the 2025 Accounts Receivable Purchase Agreement are reported as investing cash inflows and were $14.9 million for the six months ended June 2026 and there were no settlements during the six months ended June 2025. All other net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.

NOTE 7 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	June 2026	December 2025	June 2025
Finished products	$495,425	$405,747	$495,756
Work-in-process	18,567	17,649	26,424
Raw materials	12,129	12,549	20,950
Total inventories	$526,121	$435,945	$543,130

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 — INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following tables present components of "intangible assets, net" recorded in the Company's balance sheets:

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
June 2026
Finite-lived intangible assets:
Customer relationships	12 years	Accelerated	$36,943	$4,124	$32,819
Indefinite-lived intangible assets:
Trademarks and trade names					$414,909
Intangible assets, net					$447,728

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2025
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$52,095	$6,037
Customer relationships	12 years	Accelerated	$36,136	$2,198	$33,939
Indefinite-lived intangible assets:
Trademarks and trade names					405,608
Intangible assets, net					$445,584
On March 3, 2026, we sold the Rock & Republic® brand and associated business, including the trademark which had a net carrying amount of $6.0 million as of December 2025.
Goodwill
The following table presents changes in "goodwill" recorded in the Company's balance sheets, summarized by reportable segment:

(In thousands)	Wrangler	Helly Hansen	Other	Total
Balance, December 2025	$129,054	$316,929	$5,023	$451,006
Currency translation	(706)	7,373	168	6,835
Measurement period adjustments	—	3,215	—	3,215
Balance, June 2026	$128,348	$327,517	$5,191	$461,056
Goodwill associated with the Lee reporting unit is reflected in "other assets of discontinued operations" in the Company's balance sheets for all periods presented.
Refer to Note 11 to the Company's financial statements in this Form 10-Q for information on the related fair value considerations.

19 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. At June 2026, December 2025 and June 2025, accounts payable included total outstanding balances of $34.2 million, $21.5 million and $32.4 million, respectively, due to suppliers that participate in the SCF programs.
NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At June 2026 and December 2025, the Company had availability of $17.8 million and $17.4 million under a committed international line of credit as a result of the Acquisition. There were no outstanding balances at June 2026 and December 2025.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	June 2026	December 2025	June 2025
Revolving Credit Facility	$—	$—	$—
Term Loan A-1	696,927	696,517	696,107
Term Loan A-2	49,861	49,822	273,800
4.125% Notes, due 2029	397,378	396,990	396,603
Total long-term debt	1,144,166	1,143,329	1,366,510
Less: current portion	(17,500)	(8,750)	—
Long-term debt, due beyond one year	$1,126,666	$1,134,579	$1,366,510
Credit Facilities

The Company is party to a senior secured Credit Agreement, as amended and restated on April 8, 2025 (the "2025 Credit Agreement"), which provides for (i) a five-year $700.0 million term loan facility ("Term Loan A-1") consisting of a $340.0 million initial term loan ("Initial Term Loan") and a $360.0 million delayed draw term loan ("Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan facility ("Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "Revolving Credit Facility"), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. The net proceeds from the Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under the Company's previous Term Loan A at such time. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn and used to fund the Acquisition, along with approximately $300 million of cash on hand. See Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Term Loan A-1 had an outstanding principal amount of $700.0 million at June 2026, December 2025 and June 2025. Term Loan A-2 had outstanding principal amounts of $50.0 million at June 2026 and December 2025 and $275.0 million at June 2025. These balances are reported in the Company's balance sheets net of unamortized deferred financing costs. As of June 2026, interest expense on Term Loan A-1 and Term Loan A-2 was being recorded at an effective annual interest rate of 5.3% and 5.4%, respectively, including the amortization of deferred financing costs. Interest expense on Term Loan A-1 also includes the impact of the Company's interest rate swap agreements.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million beginning in September 2026 which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. The remaining balance on Term Loan A-2 is scheduled to be repaid in full at maturity.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies and has a $75.0 million letter of credit sublimit. As of June 2026, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.7 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.3 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowings plus an applicable margin, as defined therein.
The 2025 Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the 2025 Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
increase the limit to 5.00 to 1.00 in connection with future material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of June 2026, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
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
The Notes had an outstanding principal amount of $400.0 million at June 2026, December 2025 and June 2025, which is reported net of unamortized deferred financing costs. As of June 2026, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company's existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of June 2026, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable non-financial covenants for at least one year from the issuance of these financial statements.
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

21 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

June 2026
Financial assets:
Cash equivalents:
Money market funds	$150	$150	$—	$—
Time deposits	2,942	2,942	—	—
Foreign currency exchange contracts	21,705	—	21,705	—
Interest rate swap agreements	3,681	—	3,681	—
Investment securities	53,506	53,506	—	—
Financial liabilities:
Foreign currency exchange contracts	6,779	—	6,779	—
Deferred compensation	57,953	—	57,953	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2025
Financial assets:
Cash equivalents:
Money market funds	$28,850	$28,850	$—	$—
Time deposits	2,886	2,886	—	—
Foreign currency exchange contracts	11,373	—	11,373	—
Interest rate swap agreements	279	—	279	—
Investment securities	51,717	51,717	—	—
Financial liabilities:
Foreign currency exchange contracts	9,896	—	9,896	—
Deferred compensation	55,222	—	55,222	—
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
Additionally, at June 2026 and December 2025, the carrying value of the Company's long-term debt was $1.14 billion compared to a fair value of $1.13 billion. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At June 2026 and December 2025, their carrying values approximated fair value due to the short-term nature of these instruments.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 22

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Nonrecurring Fair Value Measurements
During the three months ended March 2026, the Company commenced a sale process of the Lee® business which was a triggering event requiring impairment testing of goodwill, the indefinite-lived intangible asset and long-lived assets of the Lee reporting unit. The carrying values of the goodwill and indefinite-lived intangible asset as of March 2026, the testing date, were $79.9 million and $4.7 million, respectively. Management elected to perform a qualitative impairment analysis of both the Lee reporting unit and the intangible asset to determine whether it is more likely than not that the goodwill of the Lee reporting unit or the trademark intangible asset was impaired. Based on the results of testing, no impairment charges were required to be recorded for goodwill, indefinite-lived intangible asset or long-lived assets for the three months ended March 2026 and further quantitative testing was not considered necessary. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional details regarding the Lee® business.
As of May 2026, the Company performed an impairment assessment of the goodwill and trademarks associated with the Acquisition as required during the annual period following an acquisition. Management performed quantitative impairment assessments of goodwill and indefinite-lived trademarks by comparing the estimated fair value of the reporting unit and the indefinite-lived trademark to their respective carrying amounts.
The fair value of the reporting unit was estimated based on a combination of two valuation methods: an income approach and a market approach. The income approach was based on the present value of projected discounted cash flows for the reporting unit. The discount rate is based on the reporting unit's weighted average cost of capital that takes market participant assumptions into consideration. The market approach was based on the guideline company method, which analyzed market multiples of revenue and earnings before interest, taxes, depreciation and amortization for a group of comparable companies, as well as the similar transaction method. Based on results of the quantitative impairment assessment performed, the fair value of goodwill exceeded the carrying value for the reporting unit.
The Company used the income-based relief-from-royalty method to value the indefinite-lived trademark intangible assets. Under this method, revenues expected to be generated by the trademark are multiplied by a selected royalty rate. The royalty rate is selected based on consideration of (i) royalty rates included in active license agreements, if applicable, (ii) royalty rates received by market participants in the apparel industry, and (iii) the current performance of the reporting unit. The estimated after-tax royalty revenue stream is then discounted to present value using the reporting unit’s weighted average cost of capital adjusted, as appropriate, to factor in the risk of the intangible asset. Based on results of the quantitative impairment assessment performed, the fair value of the indefinite-lived trademarks exceeded their carrying values.
Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties on a recurring basis to hedge certain foreign currency transactions. The notional amount of these outstanding foreign currency exchange contracts was $646.0 million at June 2026, $717.4 million at December 2025 and $696.2 million at June 2025, consisting primarily of contracts hedging exposures to the Norwegian krone, euro, Canadian dollar, Mexican peso, Polish zloty, British pound and the Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
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
On September 9, 2024, the Company entered into "floating to fixed" interest rate swap agreements (the "2024 Swap Agreements") that mature on August 18, 2029. In April 2025, the Company entered into "floating to fixed" interest rate swap agreements (the "2025 Swap Agreements") that mature on March 18, 2027 and April 18, 2027. The notional amount of the 2024 Swap Agreements and the 2025 Swap Agreements was $450.0 million at June 2026 and $550.0 million at December 2025. The notional amount of the 2024 Swap Agreements was $700.0 million at June 2025.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of June 2026.

23 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	June	December	June	June	December	June
(In thousands)	2026	2025	2025	2026	2025	2025

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$20,229	$11,373	$6,501	$(6,575)	$(9,641)	$(14,386)
Interest rate swap agreements	3,681	279	2,106	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	1,476	—	17	(204)	(255)	(156)
Total derivatives	$25,386	$11,652	$8,624	$(6,779)	$(9,896)	$(14,542)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	June 2026		December 2025		June 2025

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$25,386	$(6,779)	$11,652	$(9,896)	$8,624	$(14,542)
Gross amounts not offset in the balance sheet	(5,961)	5,961	(3,043)	3,043	(3,523)	3,523
Net amounts	$19,425	$(818)	$8,609	$(6,853)	$5,101	$(11,019)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	June 2026	December 2025	June 2025
Prepaid expenses and other current assets	$17,944	$9,906	$4,327
Accrued and other current liabilities	(5,673)	(8,546)	(10,120)
Other assets	7,442	1,746	4,297
Other liabilities	(1,106)	(1,350)	(4,422)

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 24

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended June		Six Months Ended June

Cash Flow Hedging Relationships	2026	2025	2026	2025
Foreign currency exchange contracts	$6,737	$(3,169)	$13,495	$(6,920)
Interest rate swap agreements	1,640	361	4,052	(2,103)
Total	$8,377	$(2,808)	$17,547	$(9,023)

	Gain (Loss) Reclassified from AOCL into Income from Continuing Operations
(In thousands)	Three Months Ended June		Six Months Ended June

Location of Gain (Loss)	2026	2025	2026	2025
Net revenues	$1,931	$(106)	$2,525	$(489)
Cost of goods sold	(865)	(1,228)	(1,966)	(1,780)
Other (expense) income, net	30	56	46	232
Interest expense	293	762	650	1,181
Total	$1,389	$(516)	$1,255	$(856)
Derivative Contracts Not Designated as Hedges
Any derivative contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets, and changes in the fair values of these contracts are recognized directly in earnings. During the first quarter of 2025, the Company entered into foreign currency exchange contracts totaling $1.3 billion CAD to offset the purchase price of the Acquisition, which were not designated as hedges. Additionally, derivative contracts not designated as hedges include a limited number of cash flow hedges that were deemed ineffective and were de-designated during the six months ended June 2026 and June 2025. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
The Company executes balance sheet hedge contracts to mitigate foreign currency exchange risks related to intercompany loans. The notional amount of these outstanding foreign currency exchange contracts was $103.3 million and $87.5 million at June 2026 and December 2025, respectively.
The following table presents a summary of derivatives not designated as hedges included in the Company's statements of operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedges		Three Months Ended June		Six Months Ended June

		2026	2025	2026	2025
Foreign currency exchange contracts	Net revenues	$33	$—	$302	$—
Foreign currency exchange contracts	Cost of goods sold	8	(71)	31	(71)
Foreign currency exchange contracts	Other (expense) income, net	(922)	32,974	(537)	24,106
Total		$(881)	$32,903	$(204)	$24,035
Other Derivative Information
At June 2026, AOCL included $14.8 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

25 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 13 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
On December 11, 2023, the Company announced that its Board of Directors approved a share repurchase program (the "2023 Repurchase Program"). The 2023 Repurchase Program authorized the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. On May 6, 2026, the Company announced that its Board of Directors approved a new share repurchase program (the "2026 Repurchase Program") which replaced all remaining shares under the 2023 Repurchase Program. The 2026 Repurchase Program authorizes the repurchase of up to $750.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2026 Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.
During the six months ended June 2026, the Company repurchased 0.3 million shares of Common Stock for $25.0 million, including commissions, under the 2023 Repurchase Program, and 0.7 million shares of Common Stock for $50.0 million, including commissions, under the 2026 Repurchase Program. All shares reacquired in connection with the Company's repurchase programs are treated as authorized and unissued shares upon repurchase. As of June 2026, $700.0 million remained available for repurchase under the 2026 Repurchase Program.
Accumulated Other Comprehensive Loss
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	June 2026	December 2025	June 2025
Foreign currency translation	$(61,346)	$(74,997)	$(84,456)
Defined benefit pension plans	2,626	2,751	2,069
Derivative financial instruments	18,440	4,703	(7,213)
Accumulated other comprehensive loss	$(40,280)	$(67,543)	$(89,600)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended June 2026

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, March 2026	$(58,684)	$2,688	$12,958	$(43,038)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	(2,662)	—	7,109	4,447
Reclassifications to net income of previously deferred (gains) losses	—	(62)	(1,627)	(1,689)
Net other comprehensive income (loss)	(2,662)	(62)	5,482	2,758
Balance, June 2026	$(61,346)	$2,626	$18,440	$(40,280)

	Three Months Ended June 2025

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, March 2025	$(109,432)	$2,094	$(7,248)	$(114,586)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	24,976	—	(803)	24,173
Reclassifications to net income of previously deferred (gains) losses	—	(25)	838	813
Net other comprehensive income (loss)	24,976	(25)	35	24,986
Balance, June 2025	$(84,456)	$2,069	$(7,213)	$(89,600)

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 26

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 2026
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2025	$(74,997)	$2,751	$4,703	$(67,543)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	13,651	—	14,689	28,340
Reclassifications to net income of previously deferred (gains) losses	—	(125)	(952)	(1,077)
Net other comprehensive income (loss)	13,651	(125)	13,737	27,263
Balance, June 2026	$(61,346)	$2,626	$18,440	$(40,280)

	Six Months Ended June 2025

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2024	$(115,505)	$2,119	$(3,264)	$(116,650)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	31,049	—	(5,726)	25,323
Reclassifications to net income of previously deferred (gains) losses	—	(50)	1,777	1,727
Net other comprehensive income (loss)	31,049	(50)	(3,949)	27,050
Balance, June 2025	$(84,456)	$2,069	$(7,213)	$(89,600)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended June		Six Months Ended June
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2026	2025	2026	2025
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$1,931	$(106)	$2,525	$(489)
Foreign currency exchange contracts	Cost of goods sold	(865)	(1,228)	(1,966)	(1,780)
Foreign currency exchange contracts	Other (expense) income, net	30	56	46	232
Interest rate swap agreements	Interest expense	293	762	650	1,181
Total before tax		1,389	(516)	1,255	(856)
Income taxes	Income taxes	234	(369)	607	(603)
Net of tax		1,623	(885)	1,862	(1,459)
Total reclassifications for the period, net of tax		$1,623	$(885)	$1,862	$(1,459)

NOTE 14 — INCOME TAXES
The effective income tax rate for the six months ended June 2026 and June 2025 was 24.9%. The six months ended June 2026 included a net discrete tax benefit primarily related to stock-based compensation, partially offset by an increase in tax expense related to the finalization of U.S. federal tax return filings, the net impact of which decreased the effective income tax rate by 0.3%. The six months ended June 2025 included a net discrete tax expense related to an increase in valuation allowances in a foreign jurisdiction, partially offset by a discrete tax benefit related to stock-based compensation, the net impact of which increased the effective tax rate by 1.3%. The effective tax rate without discrete items for the six months ended June 2026 was 25.2% compared to 23.6% in the 2025 period. The increase was primarily due to changes in our jurisdictional mix of earnings.
During the six months ended June 2026, the amount of net unrecognized tax benefits and associated interest increased by $0.5 million to $13.0 million. Management believes that the amount of unrecognized tax benefits may decrease by $5.0 million within the next 12 months due to the expiration of statutes of limitations, which would reduce income tax expense.

27 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 15 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on income from continuing operations divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS from continuing operations:

	Three Months Ended June		Six Months Ended June

(In thousands, except per share amounts)	2026	2025	2026	2025
Income from continuing operations	$57,021	$58,696	$118,059	$68,945
Basic weighted average shares outstanding	55,089	55,560	55,156	55,458
Dilutive effect of stock-based awards	406	415	590	559
Diluted weighted average shares outstanding	55,495	55,975	55,746	56,017
Earnings per share:
Basic earnings per share from continuing operations	$1.04	$1.06	$2.14	$1.25
Diluted earnings per share from continuing operations	$1.03	$1.05	$2.12	$1.23
For the three and six months ended June 2026 and June 2025, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive.
For the three and six months ended June 2026, a total of 0.5 million and 0.4 million shares, respectively, of performance-based restricted stock units were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For the three and six months ended June 2025, a total of 0.6 million shares of performance-based restricted stock units were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 16 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2036. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Six Months Ended June

(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$18,292	$7,430
Right-of-use operating lease assets obtained in exchange for new operating lease liabilities - non-cash activity(1)	$4,996	$98,614
(1) Includes right-of-use operating lease assets obtained in the Helly Hansen Acquisition during the six months ended June 2025.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 28

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 17 — RESTRUCTURING
Restructuring charges relate to costs associated with exit or disposal activities. During the three and six months ended June 2026 and June 2025, the Company incurred restructuring and transformation charges as part of Project Jeanius related to the closure and sale of a manufacturing facility. During the three months ended June 2026, we sold the manufacturing facility for a gain of $15.4 million included in "cost of goods sold" in the Company's statements of operations and as part of "corporate and other" in the Company's business segment information.
The following table summarizes the restructuring (gains) charges recorded during the three and six months ended June 2026 and June 2025:

	Three Months Ended June		Six Months Ended June
(In thousands)
	2026	2025	2026	2025
Severance and employee-related benefits	$404	$2,801	$1,135	$5,280
Other	(13,173)	518	(10,974)	1,361
Total restructuring (gains) charges	$(12,769)	$3,319	$(9,839)	$6,641
The following table presents the classification of these restructuring costs in the Company's statements of operations:

	Three Months Ended June		Six Months Ended June

(In thousands)	2026	2025	2026	2025
Cost of goods sold	$(13,178)	$515	$(10,350)	$1,592
Selling, general, and administrative expenses	409	2,804	511	5,049
Total restructuring (gains) charges	$(12,769)	$3,319	$(9,839)	$6,641
The following table presents these restructuring costs by business segment:

	Three Months Ended June		Six Months Ended June
(In thousands)
	2026	2025	2026	2025
Wrangler	$250	$518	$418	$1,456
Helly Hansen	321	—	321	—
Corporate and other	(13,340)	2,801	(10,578)	5,185
Total restructuring (gains) charges	$(12,769)	$3,319	$(9,839)	$6,641
The following table presents activity in the restructuring accrual for the six-month period ended June 2026:

(In thousands)
Accrual at December 2025	$8,516
Charges(1)	3,600
Cash payments	(6,008)
Adjustments to accruals	(1,340)
Currency translation	5
Balance, June 2026	$4,773
(1) For the six months ended June 2026, in addition to the $3.6 million in charges recorded to the restructuring accrual, the Company recorded approximately $1.9 million of non-cash and other charges related to the closure of a manufacturing facility and streamlining and transferring select production within our internal manufacturing network offset by a gain related to the sale of the manufacturing facility of $15.4 million.
All of the $4.8 million restructuring accrual reported in the Company's balance sheet at June 2026 is expected to be paid out within the next 12 months and is classified within "accrued and other current liabilities." Of the $8.5 million restructuring accrual reported in the Company's balance sheet at December 2025, $8.2 million was classified within "accrued and other current liabilities," and the remaining $0.3 million was classified within "other liabilities."

29 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 18 — SUBSEQUENT EVENT
On July 23, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.53 per share of the Company's Common Stock. The cash dividend will be payable on September 18, 2026, to shareholders of record at the close of business on September 8, 2026.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 30

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
Planned Divestiture of the Lee® Business
The Company commenced a sale process of its global Lee® brand and associated business (the "Lee® business") during the first quarter of 2026, with an expectation of completing a transaction during fiscal 2026. On May 20, 2026, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with ABG-Storm LLC, a Delaware limited liability company, an affiliate of Authentic Brands Group ("Buyer"), to sell the Lee® business for $750.0 million in cash at closing with an additional $250.0 million earnout opportunity based on the future performance of the Lee® business over a five-year period. The assets and liabilities of the Lee® business are reported as held-for-sale in the Company's balance sheets for all periods presented. Additionally, the Company reported the Lee® business as discontinued operations in its statements of operations and statements of cash flows for all periods presented. Certain corporate overhead costs and segment costs previously allocated to the Lee® business for segment reporting purposes did not qualify for classification within discontinued operations and have been reported in continuing operations for all periods presented. Prior to the first quarter of 2026, the Lee® business was reported as a separate operating segment in our financial statements. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information.
Sale of Assets of a Manufacturing Facility
During the three months ended June 2026, as part of the Company's Project Jeanius transformation program, we sold the assets of a manufacturing facility for a gain of $15.4 million which was recorded in "cost of goods sold" in the Company's statements of operations. Refer to Note 17 to the Company's financial statements in this Form 10-Q for additional information.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of Helly Hansen (the "Acquisition"), and the results of operations have been included in the Company's financial statements since that date. The three-month period ended June 2026 includes the operating results of the Acquisition for the entire quarter compared to one month of operating results included in the three-month period ended June 2025. The six-month period ended June 2026 includes the operating results of the Acquisition for the entire six months compared to one month of operating results included in the six-month period ended June 2025. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the second quarter of the Company's fiscal year ending January 2, 2027 ("fiscal 2026"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended June 2026, December 2025 and June 2025 correspond to the fiscal periods ended July 4, 2026, January 3, 2026, and June 28, 2025, respectively.
References to fiscal 2026 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from the prior year comparable period when translating foreign currencies into U.S. dollars. The Company's most significant foreign currency translation exposure is typically driven by business conducted in the Norwegian krone, the euro, the Chinese yuan and the Mexican peso.

31 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment
Global macroeconomic conditions that continued to impact the Company during the second quarter of 2026 included geopolitical impacts, global supply chain issues, inconsistent consumer demand and ongoing fluctuations in foreign currency exchange rates, interest rates and inflation. Broader macroeconomic impacts also continued to influence consumer demand.
Geopolitical tensions in the Middle East arising from the U.S. - Iran conflict have increased uncertainty in global trade and transportation. Although we do not operate directly in the region of conflict, our supply chain and product availability are impacted by disruptions to commercial shipping routes, higher freight, fuel and energy costs and delays at our suppliers in the production or movement of goods.
As discussed below, the U.S. government tariff regime remains fluid. The ongoing impact of tariff rate changes and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility. Interest rate pressures have moderated in recent quarters and inflationary pressures remained elevated during the second quarter of 2026, primarily due to energy costs and ongoing tariffs. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment.
The Company has responded to ongoing macroeconomic conditions by controlling expenses, instituting pricing adjustments for our products, investing in our brands and executing our Project Jeanius business transformation. Additionally, the Company continues to evaluate mitigating actions, including the transfer of production within our global supply chain, transformation of our supply chain capabilities, supplier partnership initiatives and inventory management. While we anticipate continued uncertainty related to the macroeconomic environment during the remainder of 2026, including the potential impact of further tariff rate changes, we believe we are appropriately positioned to successfully manage through operational challenges and cost pressures should they arise. We continue to closely monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand.
Other Recent Developments - U.S Tariffs
Beginning in 2025 and through 2026, the U.S. government continued to enact significant changes to its tariff regime which impacted rates on virtually all imports. In February 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized, effectively invalidating IEEPA tariffs that had been in effect since the second quarter of 2025. Immediately following the Supreme Court ruling, the U.S. government initiated new tariffs under Section 122 of the Trade Act ("Section 122 tariffs"), which expired in July 2026 and have been replaced by new tariffs under Section 301 of the Trade Act.
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs. In April 2026, the CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. In the first quarter of 2026, we concluded it was probable that we would recover the IEEPA tariffs previously paid and recognized a net receivable under the loss recovery accounting model of $53.7 million, on a consolidated basis. During the first quarter of 2026, we reduced cost of goods sold by approximately $49.0 million, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted in the second quarter of 2025, including $29.0 million relating to 2025 tariff payments. During the third quarter of 2026, the Company began to receive refunds and expects to collect all remaining amounts by the end of fiscal 2026. There continues to be uncertainty and legal challenges to current and prior tariff regimes, including a ruling in May 2026 by the CIT that the Section 122 tariffs are also invalid, which is under appeal by the U.S. government, along with an appeal of certain CIT orders related to the refund process for IEEPA tariffs. We continue to monitor U.S. tariff-related developments and ongoing legal proceedings.
Business Overview
We are focused on delivering long-term value to our stakeholders, including our consumers, customers, shareholders, suppliers and communities around the world, by accelerating growth, expanding operating margin, increasing capital allocation optionality and establishing the Company as the employer of choice in the industry. Additionally, the integration of Helly Hansen provides focus towards our growth-oriented brands, with an emphasis on geographic and category expansion. The planned sale of the Lee® business further emphasizes our focus on functional and activity-based brands. The Company continues to execute on Project Jeanius, a multi-year comprehensive end-to-end business transformation focused on simplifying processes, optimizing systems and enhancing our global operating model with the goal of creating significant investment capacity through gross and operating margin expansion. In addition, our capital allocation strategy allows us the option to (i) invest in our business, (ii) pay down debt, (iii) provide for a superior dividend payout, (iv) effectively manage our share repurchase authorization and (v) act on strategic acquisition opportunities that may arise.
During the second quarter of 2026, the Company incurred integration-related costs of $12.7 million related to Helly Hansen, comprised primarily of professional and other fees, which are reported in "selling, general and administrative expenses". We expect to incur additional costs in future periods primarily related to the information technology integration of Helly Hansen.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 32

The Company continued to execute on Project Jeanius during the second quarter of 2026. The Company incurred restructuring and transformation charges of $6.6 million, of which $2.3 million relates to costs associated with restructuring activities as disclosed in Note 17 to the Company's financial statements in this Form 10-Q and primarily relates to business optimization activities and professional services as well as costs from the closure of one of our manufacturing facilities. Additionally, during the second quarter of 2026, the Company sold the manufacturing facility for a gain of $15.4 million which is reported in "cost of goods sold". We expect to incur additional costs related to Project Jeanius as we continue to execute on this multi-year initiative.

SECOND QUARTER OF FISCAL 2026 SUMMARY
•The Company reported the Lee® business as discontinued operations in its statements of operations and statements of cash flows for all periods presented. The following discussion relates to our continuing operations.
•The Helly Hansen Acquisition was completed on May 31, 2025, and the results of operations have been included since that date. The three-month period ended June 2026 included the operating results of the Acquisition for the entire quarter compared to one month of operating results included in the quarter ended June 2025.
•Net revenues increased 19% to $584.3 million, a $91.7 million increase compared to the three months ended June 2025, primarily attributable to increased revenue of $84.7 million from the Acquisition.
•U.S. wholesale revenues increased 3% or $10.1 million compared to the three months ended June 2025, driven by increased revenue of $10.7 million from the Acquisition, and represented 68% of total revenues in the current period.
•International wholesale revenues increased 101% or $56.4 million compared to the three months ended June 2025, primarily attributable to increased revenue of $53.8 million from the Acquisition, and represented 19% of total revenues in the current period.
•Direct-to-consumer revenues increased 51% or $25.2 million compared to the three months ended June 2025, primarily attributable to increased revenue of $20.2 million from the Acquisition, and represented 13% of total revenues in the current period.
•Gross margin increased 970 basis points to 56.2% compared to the three months ended June 2025 and includes benefits from product and channel mix, Project Jeanius, Helly Hansen's higher margin business and a 260 basis point benefit from a $15.4 million gain on the sale of a manufacturing facility.
•Selling, general and administrative expenses increased to 40.7% as a percentage of net revenues compared to 35.0% for the three months ended June 2025, a $65.5 million increase, primarily attributable to $42.3 million of increased Helly Hansen operating expenses, the incremental costs previously allocated to the Lee® business and the integration-related charges incurred during the period.
•Operating income increased 59% to $90.5 million, a $33.6 million increase compared to the three months ended June 2025, primarily attributable to the Acquisition and a $15.4 million gain on the sale of a manufacturing facility, partially offset by the incremental costs previously allocated to the Lee® business.
•Income from continuing operations decreased 3% or $1.7 million compared to $57.0 million for the three months ended June 2025. The quarter ended June 2025 included a pre-tax gain of $33.0 million related to foreign currency exchange contracts to hedge the purchase price of the Acquisition which did not recur in the 2026 period.
•Diluted earnings per share from continuing operations was $1.03 in the second quarter of 2026, compared to $1.05 in the same period last year. The quarter ended June 2025 included a gain related to foreign currency exchange contracts to hedge the purchase price of the Acquisition which did not recur in the 2026 period.
•Cash provided by operating activities from continuing operations was $39.6 million as compared to $68.8 million in the same period last year.

33 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations
The following table presents components of the Company's statements of operations from continuing operations:

	Three Months Ended June		Six Months Ended June

(Dollars in thousands)	2026	2025	2026	2025
Net revenues	$584,288	$492,632	$1,197,610	$915,633
Gross margin (net revenues less cost of goods sold)	$328,262	$229,181	$657,636	$421,915
As a percentage of net revenues	56.2%	46.5%	54.9%	46.1%
Selling, general and administrative expenses	$237,736	$172,233	$477,005	$333,598
As a percentage of net revenues	40.7%	35.0%	39.8%	36.4%
Operating income	$90,526	$56,948	$180,631	$88,317
As a percentage of net revenues	15.5%	11.6%	15.1%	9.6%
Additionally, the following table presents a summary of the changes in net revenues for the three and six months ended June 2026 as compared to June 2025:

(In millions)	Three Months Ended June	Six Months Ended June

Net revenues — 2025	$492.6	$915.6
Operations	89.9	274.8
Impact of foreign currency	1.7	7.2
Net revenues — 2026	$584.3	$1,197.6

Three Months Ended June 2026 Compared to the Three Months Ended June 2025
Net revenues increased 19%, primarily attributable to the inclusion of Helly Hansen for the entire three-month period ended June 2026. Growth in Wrangler was driven by Western and female categories and a 7% increase in international wholesale revenues, including a 30% increase in non-U.S. Americas wholesale revenues due to higher sales in Canada. Wrangler U.S. wholesale revenues were flat for the period. Wrangler global direct-to-consumer revenues increased 13% driven by higher retail store and e-commerce sales.
Additional details on changes in net revenues for the three months ended June 2026 as compared to June 2025 are provided in the section titled “Information by Business Segment.”
Gross margin increased 970 basis points, primarily related to 400 basis points from favorable channel mix, product mix and pricing, a 260 basis point benefit from the gain on sale of a manufacturing facility, 230 basis points from the cost reduction benefits of Project Jeanius and 80 basis points attributable to Helly Hansen's higher margin business, partially offset by a 30 basis point increase in restructuring costs.
Selling, general and administrative expenses increased $65.5 million, from 35.0% to 40.7% of net revenues, primarily attributable to $42.3 million of increased operating expenses due to the inclusion of Helly Hansen for the entire three-month period ended June 2026, $10.4 million from higher investments in our direct-to-consumer business, demand creation and technology and $4.7 million of incremental costs previously allocated to the Lee® business, which were partially offset by benefits from Project Jeanius and lower restructuring and transformation costs.
Other (expense) income, net reflected an unfavorable change of $34.3 million, driven by a $33.0 million gain related to foreign currency exchange contracts to hedge the purchase price of the Acquisition during the three months ended June 2025 that did not recur during the three months ended June 2026.
Six Months Ended June 2026 Compared to the Six Months Ended June 2025
Net revenues increased 31%, primarily attributable to the inclusion of Helly Hansen for the entire six-month period ended June 2026 and growth in Wrangler, which was driven by a 12% increase in international wholesale revenues and a 1% increase in U.S wholesale revenues with category growth in Western and female. Wrangler global direct-to-consumer revenues increased 12% driven by higher retail store and e-commerce sales.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 34

Additional details on changes in net revenues for the six months ended June 2026 as compared to June 2025 are provided in the section titled “Information by Business Segment.”
Gross margin increased 880 basis points, primarily related to 230 basis points from the cost reduction benefits of Project Jeanius, 200 basis points related to favorable channel mix, product mix and pricing, a 190 basis point benefit from the U.S. tariff receivable, 130 basis points attributable to Helly Hansen's higher margin business and 130 basis points from the gain on the sale of a manufacturing facility, partially offset by a 20 basis point increase in restructuring costs.
Selling, general and administrative expenses increased $143.4 million, from 36.4% to 39.8% of net revenues, primarily attributable to $124.4 million of increased operating expenses due to the inclusion of Helly Hansen for the entire six-month period ended June 2026, $16.6 million from higher investments in our direct-to-consumer business, demand creation and technology and $6.8 million of incremental costs previously allocated to the Lee® business, which were partially offset by benefits from Project Jeanius and lower restructuring and transformation costs.
Other (expense) income, net reflected an unfavorable change of $26.6 million, primarily driven by a $24.1 million gain related to foreign currency exchange contracts to hedge the purchase price of the Acquisition during the six months ended June 2025 that did not recur during the six months ended June 2026.
The effective income tax rate for the six months ended June 2026 was 24.9%. The six months ended June 2026 included a net discrete tax benefit primarily related to stock-based compensation, partially offset by an increase in tax expense related to the finalization of U.S. federal tax return filings, the net impact of which decreased the effective income tax rate by 0.3%. The six months ended June 2025 included a net discrete tax expense related to an increase in valuation allowances in a foreign jurisdiction, partially offset by a discrete tax benefit related to stock-based compensation, the net impact of which increased the effective tax rate by 1.3%. The effective tax rate without discrete items for the six months ended June 2026 was 25.2% compared to 23.6% in the 2025 period. The increase was primarily due to changes in our jurisdictional mix of earnings.
The One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump on July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework including changes to global intangible low-tax income (“GILTI”), foreign derived intangible income (“FDII”) and the base erosion and anti-abuse tax (“BEAT”). The legislation also includes the restoration of favorable tax treatment for certain business provisions such as bonus depreciation and Section 174 expensing. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company continues to evaluate the future provisions of the OBBBA and has not identified any material impacts to its consolidated financial statements.

Information by Business Segment
The Company's reportable segments are Wrangler and Helly Hansen. Refer to Note 5 to the Company's financial statements in this Form 10-Q for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the three and six months ended June 2026 as compared to the three and six months ended June 2025:
Segment Revenues:

	Three Months Ended June
(In millions)	Wrangler	Helly Hansen	Total

Segment revenues — 2025	$461.3	$26.7	$488.0
Operations	6.5	79.6	86.1
Impact of foreign currency	1.2	0.5	1.7
Segment revenues — 2026	$469.0	$106.8	$575.8

	Six Months Ended June
(In millions)	Wrangler	Helly Hansen	Total

Segment revenues — 2025	$881.5	$26.7	$908.2
Operations	16.8	245.1	261.8
Impact of foreign currency	6.6	0.5	7.2
Segment revenues — 2026	$904.9	$272.3	$1,177.2

35 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

Segment Profit (Loss):

	Three Months Ended June
(In millions)	Wrangler	Helly Hansen	Total

Segment profit (loss) — 2025	$108.1	$(4.8)	$103.3
Operations	30.7	6.3	37.0
Impact of foreign currency	0.1	0.4	0.5
Segment profit — 2026	$138.9	$1.9	$140.8

	Six Months Ended June
(In millions)	Wrangler	Helly Hansen	Total

Segment profit (loss) — 2025	$194.9	$(4.8)	$190.1
Operations	64.6	25.9	90.5
Impact of foreign currency	1.2	0.4	1.6
Segment profit — 2026	$260.7	$21.5	$282.2
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Segment revenues	$469.0	$461.3	1.7%	$904.9	$881.5	2.7%
Segment profit	$138.9	$108.1	28.5%	$260.7	$194.9	33.7%
Operating margin	29.6%	23.4%		28.8%	22.1%
Three Months Ended June 2026 Compared to the Three Months Ended June 2025
Global revenues for the Wrangler® brand increased 2%, due to growth in the international wholesale and direct-to-consumer channels.
•U.S. revenues increased 1%, primarily due to growth in our direct-to-consumer business, driven by higher e-commerce and retail store sales. U.S. Wholesale revenues were flat for the period.
•International revenues increased 10%, primarily due to growth in non-U.S. Americas wholesale revenues due to higher sales in Canada, growth in EMEA's retail store and e-commerce businesses and a 3% favorable impact from foreign currency.
Operating margin increased to 29.6%, compared to 23.4% for the 2025 period, due to the benefits of Project Jeanius and favorable channel mix, product mix and pricing, partially offset by other operating cost increases driven by higher investments in demand creation and our direct-to-consumer business.
Six Months Ended June 2026 Compared to the Six Months Ended June 2025
Global revenues for the Wrangler® brand increased 3%, due to growth in the U.S. wholesale, international wholesale and direct-to-consumer channels.
•U.S. revenues increased 1%, primarily due to growth in the U.S. direct-to-consumer and U.S. wholesale businesses. Growth in our U.S. direct-to-consumer business was driven by higher e-commerce and retail store sales. Growth in wholesale was driven by category growth in Western and female products.
•International revenues increased 15%, primarily due to growth in non-U.S. Americas wholesale revenues, growth in EMEA's retail store and e-commerce businesses and a 5% favorable impact from foreign currency.
Operating margin increased to 28.8%, compared to 22.1% for the 2025 period, due to the benefits of Project Jeanius, the U.S. tariff receivable recorded in the first quarter of 2026 and favorable channel mix, product mix and pricing, partially offset by other operating cost increases driven by higher investments in demand creation and our direct-to-consumer business.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 36

Helly Hansen

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2026	2025 (1)	Percent Change	2026	2025 (1)	Percent Change
Segment revenues	$106.8	$26.7	*	$272.3	$26.7	*
Segment profit (loss)	$1.9	$(4.8)	*	$21.5	$(4.8)	*
Operating margin	1.8%	(18.0)%		7.9%	(18.0)%
(1) Results for the three and six months ended June 2025 include one month of operations.
*Calculation not meaningful.
Three Months Ended June 2026 Compared to the Three Months Ended June 2025
The three-month period ended June 2026 included the operating results of the Helly Hansen® brand for the entire quarter compared to one month of operating results included in the quarter ended June 2025.
Global revenues for the Helly Hansen® brand increased $80.1 million to $106.8 million, reflecting growth in the U.S. wholesale, international wholesale and direct-to-consumer channels.
•U.S. revenues increased $16.2 million to $21.3 million, reflecting growth in the Sport business.
•International revenues increased $63.9 million to $85.6 million, reflecting growth in the Sport and Workwear businesses.
Operating margin increased to 1.8%, compared to (18.0)% for the 2025 period, primarily driven by gross margin expansion, operating expense leverage and expense synergies. Improvements in our gross margin were supported by better inventory management, reduced promotional activity and a higher mix of full-price selling.
Six Months Ended June 2026 Compared to the Six Months Ended June 2025
The six-month period ended June 2026 included the operating results of the Helly Hansen® brand for the entire six months compared to one month of operating results included in the six-month period ended June 2025.
Global revenues for the Helly Hansen® brand increased $245.6 million to $272.3 million, reflecting growth in the U.S. wholesale, international wholesale and direct-to-consumer channels.
•U.S. revenues increased $52.4 million to $57.4 million, reflecting growth in the Sport business.
•International revenues increased $193.3 million to $214.9 million, reflecting growth in the Sport and Workwear businesses.
Operating margin increased to 7.9%, compared to (18.0)% for the 2025 period, primarily driven by gross margin expansion, operating expense leverage and expense synergies. Improvements in our gross margin were supported by better inventory management, reduced promotional activity and a higher mix of full-price selling.
Other
In addition, we report an "Other" category to reconcile the Company's segment revenues to total revenues and segment profit to income from continuing operations before income taxes. Loss related to other revenues includes the operating results of the Musto® and Chic® brands, as well as other company-owned brands and private label apparel, and the Rock & Republic® brand through the date of disposition of March 3, 2026. Results of the Musto® brand have been included since the Acquisition on May 31, 2025. The businesses within the Other category, either individually or in the aggregate, do not meet the criteria to be considered reportable segments.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Other revenues	$8.4	$4.7	80.1%	$20.4	$7.4	174.8%
Loss related to other revenues	$(2.4)	$(1.0)	128.4%	$(2.5)	$(1.3)	102.8%
Operating margin	(28.1)%	(22.2)%		(12.4)%	(16.9)%

37 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

Reconciliation of Segment Profit to Income from Continuing Operations Before Income Taxes
The costs below are necessary to reconcile segment profit to income from continuing operations before income taxes. Corporate and other expenses, including certain acquisition and integration-related costs and restructuring and transformation costs, incremental costs previously allocated to the Lee segment, as well as interest expense and interest income, are not controlled by segment management and therefore are excluded from the measurement of segment profit.

	Three Months Ended June			Six Months Ended June

(Dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Segment profit:
Wrangler	$138.9	$108.1	28.5%	$260.7	$194.9	33.7%
Helly Hansen	1.9	(4.8)	*	21.5	(4.8)	*
Reconciliation to income from continuing operations before income taxes:
Corporate and other expenses	(51.7)	(14.7)	250.4%	(105.4)	(80.3)	31.3%
Interest expense	(15.7)	(13.5)	16.2%	(31.8)	(23.3)	36.3%
Interest income	1.8	2.8	(34.6)%	4.0	6.1	(34.4)%
Loss related to other revenues	(2.4)	(1.0)	128.4%	(2.5)	(1.3)	102.8%
Income from continuing operations before income taxes	$73.0	$76.8	(5.0)%	$146.6	$91.4	60.3%
*Calculation not meaningful.
Three Months Ended June 2026 Compared to the Three Months Ended June 2025
Corporate and other expenses increased $36.9 million, primarily due to incremental costs previously allocated to the Lee segment and higher investments in technology, partially offset by lower restructuring and transformation costs and a $33.0 million gain related to foreign currency exchange contracts to hedge the purchase price of the Acquisition during the three months ended June 2025 that did not recur during the three months ended June 2026.
Interest expense increased $2.2 million during the three months ended June 2026 compared to the three months ended June 2025, primarily due to higher debt outstanding to fund the Acquisition.
Six Months Ended June 2026 Compared to the Six Months Ended June 2025
Corporate and other expenses increased $25.1 million, primarily due to incremental costs previously allocated to the Lee segment and higher investments in technology, partially offset by lower restructuring and transformation costs and a $24.1 million gain related to foreign currency exchange contracts to hedge the purchase price of the Acquisition during the six months ended June 2025 that did not recur during the six months ended June 2026.
Interest expense increased $8.5 million during the six months ended June 2026 compared to the six months ended June 2025, primarily due to higher debt outstanding to fund the Acquisition.

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
Credit Availability
At June 2026 and December 2025, the Company had availability of $17.8 million and $17.4 million under a committed international line of credit as a result of the Acquisition. There were no outstanding balances at June 2026 and December 2025.
The Company is party to a senior secured Credit Agreement, as amended and restated on April 8, 2025 (the "2025 Credit Agreement"), which provides for (i) a five-year $700.0 million term loan facility ("Term Loan A-1") consisting of a $340.0 million initial term loan ("Initial Term Loan") and a $360.0 million delayed draw term loan ("Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan facility ("Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 38

"Revolving Credit Facility"), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. The net proceeds from the Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under the Company's previous Term Loan A at such time. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn and used to fund the Acquisition, along with approximately $300 million of cash on hand. See Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million beginning in September 2026 which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. The remaining balance on Term Loan A-2 is scheduled to be repaid in full at maturity.
The Company has "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. These debt obligations could restrict our future business strategies and could adversely impact our future results of operations, financial conditions or cash flows.
As of June 2026, the Company was in compliance with all applicable covenants under the 2025 Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, or the Company experiences long-term challenges integrating and operating the Acquisition, or meeting the resulting incremental debt service requirements, this could impact the Company's operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the 2025 Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of June 2026.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of June 2026:

(In millions)	June 2026
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.3
Cash and cash equivalents	$58.5
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
Other Liquidity Considerations
On December 11, 2023, the Company announced that its Board of Directors approved a share repurchase program (the "2023 Repurchase Program"). The 2023 Repurchase Program authorized the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. On May 6, 2026, the Company announced that its Board of Directors approved a new share repurchase program (the "2026 Repurchase Program") which replaced all remaining shares under the 2023 Repurchase Program. The 2026 Repurchase Program authorizes the repurchase of up to $750.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2026 Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.
During the six months ended June 2026, the Company repurchased 0.3 million shares of Common Stock for $25.0 million, including commissions, under the 2023 Repurchase Program, and 0.7 million shares of Common Stock for $50.0 million, including commissions, under the 2026 Repurchase Program. All shares reacquired in connection with the Company's repurchase programs are treated as authorized and unissued shares upon repurchase. As of June 2026, $700.0 million remained available for repurchase under the 2026 Repurchase Program.
During the six months ended June 2026, the Company paid $58.5 million of dividends to its shareholders. On July 23, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.53 per share of the Company's Common Stock. The cash dividend will be payable on September 18, 2026, to shareholders of record at the close of business on September 8, 2026.

39 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

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
During the second quarter of 2026, the Company entered into an agreement to sell the Lee® business for $750.0 million in cash at closing with an additional $250.0 million earnout opportunity based on the future performance of the Lee® business over a five-year period. The Company expects to finalize the sale in 2026 and intends to utilize the expected proceeds from the sale for share repurchases and voluntary debt repayments.
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
We currently expect capital expenditures to be approximately $30.0 million in 2026, primarily to support technology, distribution, manufacturing, owned retail store investments and facility improvements.
The following table presents our cash flows from continuing operations during the periods:

	Six Months Ended June

(In millions)	2026	2025
Cash provided (used) by:
Operating activities - continuing operations	$39.6	$68.8
Investing activities - continuing operations	$28.9	$(853.4)
Financing activities	$(148.7)	$556.3
Operating Activities
During the six months ended June 2026, cash provided by operating activities was $39.6 million as compared to $68.8 million in the prior year period. Increased income from continuing operations in the period was impacted by ongoing transformation and Helly Hansen integration-related costs as well as incremental costs that were previously allocated to the Lee® business that could not be classified as discontinued operations. Changes in working capital balances to support the business more than offset the increased income from continuing operations and impacted cash provided by operating activities. Changes in working capital balances from accounts receivable, inventories and accrued and other current liabilities were partially offset by changes in accounts payable. The cash used by accounts receivable was driven by the U.S. tariff receivable and growth of the business. Cash used by inventory was a result of improved sourcing lead times and investment to support growth of the business, and the cash provided by accounts payable reflects seasonality of the business.
Investing Activities
During the six months ended June 2026, cash provided by investing activities was $28.9 million as compared to cash used by investing activities of $853.4 million in the prior year period. Cash provided by investing activities in the current year period was primarily related to proceeds from the sale of a manufacturing facility, the sale of the Rock & Republic® brand and the collection of the deferred purchase price on sold accounts receivable. Cash used by investing activities in the prior year period was primarily related to cash used to fund the Acquisition, partially offset by proceeds from the settlement of foreign exchange contracts associated with the purchase price of the Acquisition.
Financing Activities
During the six months ended June 2026, cash used by financing activities was $148.7 million as compared to cash provided by financing activities of $556.3 million in the prior year period. Cash used by financing activities in the current year period was primarily related to $75.4 million of Common Stock repurchases made by the Company during the six months ended June 2026 compared to no Common Stock repurchases during the six months ended June 2025. Cash provided by financing activities in the prior year period was primarily related to our debt refinancing, including $1.0 billion of proceeds from the issuance of Term Loan A-1 and Term Loan A-2, partially offset by $345.0 million of repayments on the 2021 Term Loan A and a $25.0 million voluntary early repayment on Term Loan A-2.
The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2025 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2025 that would require the use of funds. As of June 2026, on a consolidated basis, there have been no material changes in the amounts disclosed in the 2025 Annual Report on Form 10-K.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 40

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
The accounting policies that involve the most significant estimates, assumptions and management judgments used in preparation of the financial statements, or are the most sensitive to change from outside factors, are discussed within "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the 2025 Annual Report on Form 10-K. There have been no material changes in these policies disclosed in the 2025 Annual Report on Form 10-K, except as noted below:
•As of May 2026, the Company performed an impairment assessment of the goodwill and trademarks associated with the Acquisition as required during the annual period following an acquisition. Refer to Note 11 to the Company's financial statements in this Form 10-Q for additional information related to the impairment testing.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this report include, but are not limited to: macroeconomic conditions, including inconsistent consumer demand despite recent declines in interest rates, fluctuating foreign currency exchange rates, moderating inflation and global supply chain issues, as well as the ongoing impact of tariffs and uncertainty regarding the outcome of trade negotiations, import/export regulations and tariff policies, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company's business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; reliance on a small number of large customers; potential difficulty in integrating Helly Hansen and/or in achieving the expected growth, cost savings and/or synergies from the acquisition; potential risks and uncertainties in completing the sale of the Lee business, if at all, and potential risks in segregating and disposing of the Lee business and the Company’s ability to mitigate any stranded costs from the potential disposition; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; intense industry competition; the ability to accurately forecast demand for products; the Company's ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company's ability to maintain the images of its brands; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company's business relating to its debt obligations; increasing pressure on margins; e-commerce operations through the Company's direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company's business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products, including as a result of tariffs and reciprocal tariffs; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; potential challenges with the Company's implementation of Project Jeanius; the Company's and its vendors' ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-

41 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss or maintain operational performance; ability to properly collect, use, manage and secure consumer and employee data; legal, regulatory, political and economic risks; the impact of climate change and related legislative and regulatory responses; stakeholder response to sustainability issues, including those related to climate change; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company's licensees to generate expected sales and maintain the value of the Company’s brands; volatility in the price and trading volume of the Company's common stock; anti-takeover provisions in the Company's organizational documents; market conditions, timing and ability to institute an appropriate Accelerated Share Repurchase program; and general fluctuations in the amount and frequency under our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any worsening of the global business and economic environment.
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
(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended July 4, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 42

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report on Form 10-K should be made. Except for the addition of the risk factors set forth below, there have been no material changes to the risk factors from those disclosed in Part I, Item 1A of our 2025 Annual Report on Form 10-K.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

The completion of the sale of the Lee® business is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all.

On May 20, 2026, the Company entered into the Stock Purchase Agreement (the “Purchase Agreement”) with ABG-Storm LLC, a Delaware limited liability company, an affiliate of Authentic Brands Group and The H.D. Lee Company, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Lee") , pursuant to which, subject to the terms and conditions set forth therein, the Company has agreed to sell to ABG-Storm LLC all of the outstanding shares of capital stock of Lee for $750 million in cash at closing with an additional $250 million earnout opportunity based on the future performance of Lee over a five-year period. The Purchase Agreement provides that completion of the sale of Lee is subject to the satisfaction or waiver of certain customary closing conditions, including, among other things, the receipt of regulatory approvals. There can be no assurance regarding the timing of the completion of the transaction or that the transaction will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the transaction, including, but not limited to, potential issues or delays in obtaining various regulatory approvals. In addition, each party has the right to terminate the Purchase Agreement under specified circumstances, including if the closing of the transaction has not occurred on or before February 1, 2027.

We may be exposed to liabilities or losses from operations that we have or will discontinue or otherwise sell, including our Lee® business.

The Company commenced a sale process for the global Lee® business during the first quarter of 2026 and determined that the Lee® business should be presented as discontinued operations. We intend to sell the Lee® business by the end of fiscal 2026; however, we cannot assure that we will complete a transaction under terms favorable to the Company, or even at all. Similarly, we may incur unanticipated additional costs in connection with the sale of the Lee® business. If we are not able to sell the Lee® business on terms favorable to the Company, our results of operations, cash flows and financial condition could be materially adversely affected.

Circumstances associated with divestitures could adversely affect the Company’s results of operations and financial condition.

We may periodically divest or seek to divest of certain businesses, including businesses or assets that are no longer a part of our ongoing strategic plan. A decision to divest or discontinue a business may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have adverse effects on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner and prospective buyers may have difficulty obtaining financing. These divestitures may require a significant investment of time and resources and may disrupt our business, distract management from other responsibilities, and may involve the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture or may otherwise result in losses on disposal or continued financial involvement in the divested business, including through indemnification or other arrangements, for a period of time following the transaction, which could adversely affect our financial results. We may not be successful in managing these or any other significant risks that we may encounter in divesting or discontinuing a business, which could have a material adverse effect on our business.

43 Kontoor Brands, Inc. Q2 FY26 Form 10-Q

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Second quarter fiscal 2026	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1) (2)	Dollar value of shares that may yet be purchased under the program
April 5 - May 2	—	$—	—	$164,980,144
May 3 - May 30	270,300	72.72	270,300	730,343,849
May 31 - July 4	403,999	75.11	403,999	700,000,061
Total	674,299	$74.15	674,299
(1) On December 11, 2023, the Company announced that its Board of Directors approved a share repurchase program (the "2023 Repurchase Program"). The 2023 Repurchase Program authorized the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions.
(2) On May 6, 2026, the Company announced that its Board of Directors approved a new share repurchase program (the "2026 Repurchase Program") which replaced all remaining shares under the 2023 Repurchase Program. The 2026 Repurchase Program authorizes the repurchase of up to $750.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2026 Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION
(c) During the three months ended June 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2	Stock Purchase Agreement, dated as of May 20, 2026, among Kontoor Brands, Inc., ABG-Storm LLC and The H.D. Lee Company, Inc. (incorporated by reference to Exhibit 2 to the Company’s Form 8-K filed with the SEC on May 21, 2026)

3.1	Amended and restated Bylaws of Kontoor Brands, Inc. effective April 23, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on April 24, 2026)

31.1	Certification of Scott H. Baxter, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Joseph A. Alkire, President and Chief Financial Officer, pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott H. Baxter, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Alkire, President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Management contract or compensatory plan or arrangement.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-38854.

Kontoor Brands, Inc. Q2 FY26 Form 10-Q 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: August 12, 2026	By:	/s/ Joseph A. Alkire
Joseph A. Alkire
President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ S. Denise Sumner
S. Denise Sumner
Vice President and Chief Accounting Officer (Principal Accounting Officer)

45 Kontoor Brands, Inc. Q2 FY26 Form 10-Q