Form 10-Q
period 2026-10-03
Kontoor Brands, Inc.
filed 2026-11-05
CIK 1760965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
The number of shares of Common Stock of the registrant outstanding as of October 30, 2026, was 54,611,990.

KONTOOR BRANDS, INC.

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

KONTOOR BRANDS, INC.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share amounts)	September 2026	December 2025	September 2025
ASSETS
Current assets
Cash and cash equivalents	$56,349	$77,215	$57,918
Accounts receivable, net	261,191	209,419	279,813
Inventories	569,825	435,945	604,016
Prepaid expenses and other current assets	130,052	102,056	95,149
Current assets of discontinued operations	236,305	256,481	301,157
Total current assets	1,253,722	1,081,116	1,338,053
Property, plant and equipment, net	110,515	113,285	114,395
Operating lease assets	116,257	110,330	118,618
Intangible assets, net	469,966	445,584	449,698
Goodwill	467,729	451,006	438,459
Other assets	215,319	212,294	228,466
Other assets of discontinued operations	159,327	169,057	175,082
TOTAL ASSETS	$2,792,835	$2,582,672	$2,862,771
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21,875	$8,750	$—
Accounts payable	301,179	195,560	272,611
Accrued and other current liabilities	259,954	237,864	244,184
Operating lease liabilities, current	29,390	22,418	26,401
Current liabilities of discontinued operations	127,794	129,035	159,091
Total current liabilities	740,192	593,627	702,287
Operating lease liabilities, noncurrent	93,332	95,422	96,440
Other liabilities	256,662	164,431	158,059
Long-term debt	1,118,334	1,134,579	1,342,117
Other liabilities of discontinued operations	23,214	29,746	34,252
Total liabilities	2,231,734	2,017,805	2,333,155
Commitments and contingencies
Equity
Preferred Stock, no par value; shares authorized, 90,000,000; no shares outstanding at September 2026, December 2025 and September 2025	—	—	—
Common Stock, no par value; shares authorized, 600,000,000; shares outstanding of 54,610,771 at September 2026; 55,239,594 at December 2025 and 55,584,908 at September 2025	—	—	—
Additional paid-in capital	391,065	358,130	348,041
Retained earnings	201,282	274,280	256,324
Accumulated other comprehensive loss	(31,246)	(67,543)	(74,749)
Total equity	561,101	564,867	529,616
TOTAL LIABILITIES AND EQUITY	$2,792,835	$2,582,672	$2,862,771
See accompanying notes to unaudited consolidated financial statements.

3 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands, except share amounts)	2026	2025	2026	2025
Net revenues	$685,346	$666,472	$1,882,956	$1,582,105
Costs and operating expenses
Cost of goods sold	354,124	399,974	894,098	893,692
Selling, general and administrative expenses	254,162	229,084	731,167	562,682
Total costs and operating expenses	608,286	629,058	1,625,265	1,456,374
Operating income	77,060	37,414	257,691	125,731
Interest expense	(15,921)	(18,972)	(47,678)	(42,265)
Interest income	389	289	4,416	6,428
Other income (expense), net	4,767	(3,049)	(1,579)	17,204
Income from continuing operations before income taxes	66,295	15,682	212,850	107,098
Income taxes	(102,681)	(1,310)	(139,175)	(24,045)
Income from equity method investment	2,782	1,634	10,780	1,898
(Loss) income from continuing operations	(33,604)	16,006	84,455	84,951
Income from discontinued operations, net of tax	4,057	20,938	43,239	68,744
Net (loss) income	$(29,547)	$36,944	$127,694	$153,695

(Loss) earnings per common share - basic
Continuing operations	$(0.62)	$0.29	$1.54	$1.54
Discontinued operations	$0.07	$0.37	$0.79	$1.23
Total (loss) earnings per common share - basic	$(0.54)	$0.66	$2.32	$2.77

(Loss) earnings per common share - diluted
Continuing operations	$(0.62)	$0.29	$1.52	$1.52
Discontinued operations	$0.07	$0.37	$0.78	$1.22
Total (loss) earnings per common share - diluted	$(0.54)	$0.66	$2.30	$2.74

Weighted average shares outstanding
Basic	54,631	55,575	54,981	55,497
Diluted	54,631	56,069	55,501	56,034
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 4

KONTOOR BRANDS, INC.
Consolidated Statements of Comprehensive (Loss)/ Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September

(In thousands)	2026	2025	2026	2025
(Loss) income from continuing operations	$(33,604)	$16,006	$84,455	$84,951
Other comprehensive income
Net change in foreign currency translation	8,174	7,783	21,825	38,832
Net change in defined benefit pension plans	(61)	(26)	(186)	(76)
Net change in derivative financial instruments	921	7,094	14,658	3,145
Total other comprehensive income, net of related taxes	9,034	14,851	36,297	41,901
Comprehensive (loss) income	$(24,570)	$30,857	$120,752	$126,852
See accompanying notes to unaudited consolidated financial statements.

5 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

(In thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$127,694	$153,695
Income from discontinued operations, net of tax	43,239	68,744
Income from continuing operations, net of tax	84,455	84,951
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,804	29,994
Stock-based compensation	24,415	28,421
Provision for doubtful accounts	2,560	758
Deferred income taxes	87,897	4,353
Gain on sale of assets and businesses, net of tax	(15,389)	(3,898)
Other	(38,564)	15,582
Changes in operating assets and liabilities, net of business acquisition effects:
Accounts receivable	(78,863)	(42,073)
Inventories	(129,936)	(160,563)
Accounts payable	105,358	86,013
Income taxes	2,647	(14,954)
Accrued and other current liabilities	1,070	70,507
Other assets and liabilities	3,568	10,692
Cash provided by operating activities - continuing operations	83,022	109,783
Cash provided by operating activities - discontinued operations	63,022	57,671
Cash provided by operating activities	146,044	167,454
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(13,093)	(12,831)
Capitalized computer software	(3,598)	(3,008)
Business acquisition, net of cash received	—	(899,372)
Proceeds from the settlement of foreign exchange contracts to hedge business acquisition	—	24,115
Collection of deferred purchase price on sold accounts receivable	20,092	—
Proceeds from sales of assets	25,197	4,028
Other	—	584
Cash provided (used) by investing activities - continuing operations	28,598	(886,484)
Cash used by investing activities - discontinued operations	(1,681)	(3,436)
Cash provided (used) by investing activities	26,917	(889,920)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	96,500	—
Repayments under revolving credit facility	(96,500)	—
Proceeds from issuance of long-term debt	—	1,000,000
Payment of debt issuance costs	—	(7,433)
Repayments of term loan	(4,375)	(395,000)
Repurchases of Common Stock	(95,478)	—
Dividends paid	(87,400)	(86,618)
Shares withheld for taxes, net of proceeds from issuance of Common Stock	(10,892)	(9,092)
Cash (used) provided by financing activities	(198,145)	501,857
Effect of foreign currency rate changes on cash and cash equivalents	(5,748)	(31,029)
Net change in cash and cash equivalents	(30,932)	(251,638)
Cash and cash equivalents – beginning of period	108,442	334,066
Cash and cash equivalents – end of period	$77,510	$82,428
See accompanying notes to unaudited consolidated financial statements.

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 6

KONTOOR BRANDS, INC.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2025	55,240	$—	$358,130	$274,280	$(67,543)	$564,867
Net income	—	—	—	92,439	—	92,439
Stock-based compensation, net	248	—	7,919	(16,523)	—	(8,604)
Other comprehensive income	—	—	—	—	24,505	24,505
Dividends on Common Stock ($0.53 per share)	—	—	—	(29,338)	—	(29,338)
Repurchases of Common Stock, including excise tax	(325)	—	—	(25,000)	—	(25,000)
Balance, March 2026	55,163	—	366,049	295,858	(43,038)	618,869
Net income	—	—	—	64,802	—	64,802
Stock-based compensation, net	162	—	12,617	(937)	—	11,680
Other comprehensive income	—	—	—	—	2,758	2,758
Dividends on Common Stock ($0.53 per share)	—	—	—	(29,123)	—	(29,123)
Repurchases of Common Stock, including excise tax	(674)	—	(442)	(50,000)	—	(50,442)
Balance, June 2026	$54,651	$—	$378,224	$280,600	$(40,280)	$618,544
Net income	—	—	—	(29,547)	—	(29,547)
Stock-based compensation, net	198	—	12,877	(832)	—	12,045
Other comprehensive income	—	—	—	—	9,034	9,034
Dividends on Common Stock ($0.53 per share)	—	—	—	(28,939)	—	(28,939)
Repurchases of Common Stock, including excise tax	(238)	—	(36)	(20,000)	—	(20,036)
Balance, September 2026	54,611	$—	$391,065	$201,282	$(31,246)	$561,101

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

(In thousands, except per share amounts)	Shares	Amounts

Balance, December 2024	55,311	$—	$316,746	$199,959	$(116,650)	$400,055
Net income	—	—	—	42,882	—	42,882
Stock-based compensation, net	121	—	14,924	(4,429)	—	10,495
Other comprehensive income	—	—	—	—	2,064	2,064
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,824)	—	(28,824)
Balance, March 2025	55,432	—	331,670	209,588	(114,586)	426,672
Net income	—	—	—	73,869	—	73,869
Stock-based compensation, net	136	—	6,756	(5,043)	—	1,713
Other comprehensive income	—	—	—	—	24,986	24,986
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,893)	—	(28,893)
Balance, June 2025	$55,568	$—	$338,426	$249,521	$(89,600)	$498,347
Net income	—	—	—	36,944	—	36,944
Stock-based compensation, net	17	—	9,615	(1,240)	—	8,375
Other comprehensive income	—	—	—	—	14,851	14,851
Dividends on Common Stock ($0.52 per share)	—	—	—	(28,901)	—	(28,901)
Balance, September 2025	55,585	$—	$348,041	$256,324	$(74,749)	$529,616
See accompanying notes to unaudited consolidated financial statements.

7 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Description of Business
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global apparel company, with deep authority in the denim, outdoor and workwear categories. Wrangler® and Helly Hansen® are iconic brands that empower consumers to pursue their passions with confidence and authenticity through innovative design, exceptional products and compelling performance. The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under our brand names. Our products are sold in the United States ("U.S.") and internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions. We also license the use of our brands in certain regions.
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
Divestiture of the Lee® Business
The Company commenced a sale process of its global Lee® brand and associated business (the "Lee® business") during the first quarter of 2026, with an expectation of completing a transaction during fiscal 2026. On May 20, 2026, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with ABG-Storm LLC, a Delaware limited liability company, an affiliate of Authentic Brands Group ("Buyer"), to sell the Lee® business for $750.0 million in cash at closing, subject to customary adjustments, with an additional $250.0 million earnout opportunity based on the future performance of the Lee® business over a five-year period. The assets and liabilities of the Lee® business are reported as held-for-sale in the Company's balance sheets for all periods presented. Additionally, the Company reported the Lee® business as discontinued operations in its statements of operations and statements of cash flows for all periods presented. Prior to the first quarter of 2026, the Lee® business was previously reported as a separate operating segment in our financial statements. Refer to Note 2 to the Company's financial statements in this Form 10-Q for additional information.
On November 2, 2026, the Company completed the sale of the global Lee® business, as discussed in Note 2. Net cash proceeds received were approximately $698.2 million, subject to customary adjustments including for cash, indebtedness and working capital as set forth in the Purchase Agreement. In connection with the sale, the Company entered into transition services agreements to provide certain post-closing accounting, tax, treasury, technology and supply chain services for periods initially extending up to 12 months, with options to request an extension of certain services.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of Helly Hansen (the "Acquisition"), and the results of operations have been included in the Company's financial statements since that date. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Fiscal Year
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending January 2, 2027 ("fiscal 2026"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended September 2026, December 2025 and September 2025 correspond to the fiscal periods ended October 3, 2026, January 3, 2026, and September 27, 2025, respectively.
Macroeconomic Environment
Global macroeconomic conditions that continued to impact the Company during the third quarter of 2026 included geopolitical impacts, global supply chain issues, inconsistent consumer demand, ongoing fluctuations in foreign currency exchange rates, increasing interest rates and persistent inflation. Broader macroeconomic impacts also continued to influence consumer demand.
Continuing geopolitical tensions in the Middle East arising from the U.S. and Iran conflict have increased uncertainty in global trade and transportation. Although we do not operate directly in the region of conflict, our supply chain and product availability are impacted by disruptions to commercial shipping routes, higher freight, fuel and energy costs and delays at our suppliers in the production or movement of goods.
As discussed below, the U.S. government tariff regime remains fluid. The ongoing impact of tariff rate changes and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility. Interest rate pressures increased and inflationary pressures remained elevated during the third quarter of 2026, primarily due to energy costs and ongoing tariffs. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment.
The Company considered the impact of these developments on the assumptions and estimates used when preparing these quarterly financial statements including, but not limited to, our allowance for doubtful accounts, inventory valuations, liabilities for variable

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 8

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
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs. In April 2026, the CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. In the first quarter of 2026, we concluded it was probable that we would recover the IEEPA tariffs previously paid and recognized a net receivable under the loss recovery accounting model of $53.7 million, on a consolidated basis. During the first quarter of 2026, we reduced cost of goods sold by approximately $49.0 million, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted in the second quarter of 2025. During the third quarter of 2026, the Company collected substantially all of the IEEPA-related tariff refunds due to the Company. There continues to be uncertainty and legal challenges to current and prior tariff regimes, including a ruling in May 2026 by the CIT that the Section 122 tariffs are also invalid, which is under appeal by the U.S. government, along with an appeal of certain CIT orders related to the refund process for IEEPA tariffs. We continue to monitor U.S. tariff-related developments and ongoing legal proceedings.
Basis of Presentation - Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by generally accepted accounting principles in the U.S. ("GAAP") for complete financial statements. In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to fairly state the financial position, results of operations and cash flows of the Company for the interim periods presented. Operating results for the three and nine months ended September 2026 are not necessarily indicative of results that may be expected for any other interim period or for fiscal 2026. The unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2025 Annual Report on Form 10-K for the fiscal year ended January 3, 2026, as filed with the Securities and Exchange Commission on March 4, 2026 ("2025 Annual Report on Form 10-K").
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

9 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
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
The Company commenced a sale process of its global Lee® business during the first quarter of 2026, with an expectation of completing a transaction during fiscal 2026. At the end of the first quarter of 2026, the Company determined that the Lee® business met held-for-sale criteria and reported the assets and liabilities of the Lee® business as held-for-sale in the Company's balance sheets for all periods presented. Additionally, the sale represented a strategic shift that was expected to have a major effect on the Company's operations and financial results. During the second quarter of 2026, the Company entered into a Purchase Agreement with the Buyer to sell the Lee® business for $750.0 million in cash at closing, subject to customary adjustments, with an additional $250.0 million earnout opportunity based on the future performance of the Lee® business over a five-year period. Accordingly, the Company reported the Lee® business as discontinued operations in its statements of operations and statements of cash flows for all periods presented. The results of the Lee® business were historically reported in the Lee segment. Income from discontinued operations, net of tax was $4.1 million and $20.9 million for the three months ended September 2026 and September 2025, respectively, and $43.2 million and $68.7 million for the nine months ended September 2026 and September 2025, respectively.
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
Certain corporate overhead costs and segment costs previously allocated to the Lee® business for segment reporting purposes did not qualify for classification within discontinued operations and have been reported in continuing operations for all periods presented. For the three months ended September 2026 and September 2025, previously allocated costs of $3.7 million and $1.3 million, respectively, were reported as "cost of goods sold" in our statements of operations on a continuing operations basis. For the nine months ended September 2026 and September 2025, previously allocated costs of $6.8 million and $2.9 million, respectively, were reported as "cost of goods sold" in our statements of operations on a continuing operations basis. For the three months ended September 2026 and September 2025, previously allocated costs of $12.5 million and $7.6 million, respectively, were reported as "selling, general and administrative expenses" in our statements of operations on a continuing operations basis. For the nine months ended September 2026 and September 2025, previously allocated costs of $35.0 million and $23.2 million, respectively, were reported as "selling, general and administrative expense" in our statements of operations on a continuing operations basis. These previously allocated costs are reported within "corporate and other expenses" in the segment reporting reconciliation in Note 5 to the Company's financial statements in this Form 10-Q. Separation and related expenses associated with the sale of the Lee® business are reported as a component of "income from discontinued operations, net of tax" in our statements of operations.
On November 2, 2026, the Company completed the sale of the global Lee® business. Refer to Note 18 to the Company's financial statements in this Form 10-Q for additional information. Net cash proceeds received were approximately $698.2 million, subject to customary adjustments including for cash, indebtedness and working capital as set forth in the Purchase Agreement. In connection with the sale, the Company finalized transition services agreements to provide certain post-closing accounting, tax, treasury, technology and supply chain services on a transitional basis for periods extending up to 12 months, with options to request an extension of certain services.
Summarized Discontinued Operations Financial Information
The following table summarizes the major line items for the Lee® business that are included in income from discontinued operations, net of tax, in the Company's statements of operations:

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 10

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2026	2025	2026	2025
Net revenues	$187,508	$186,743	$540,964	$552,270
Cost of goods sold	96,090	101,080	264,193	288,049
Selling, general and administrative expenses	87,043	59,225	221,533	174,264
Interest income	57	60	220	258
Other expense, net	(808)	(860)	(2,013)	(2,352)
Income from discontinued operations before income taxes	$3,624	$25,638	$53,445	$87,863
Income taxes	433	(4,700)	(10,206)	(19,119)
Income from discontinued operations, net of tax	$4,057	$20,938	$43,239	$68,744
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as of September 2026, December 2025 and September 2025:

(In thousands)	September 2026	December 2025	September 2025
Cash and cash equivalents	$21,161	$31,227	$24,510
Accounts receivable, net	73,630	67,005	86,157
Inventories	119,256	130,737	160,972
Prepaid expenses and other current assets	22,258	27,512	29,518
Total current assets of discontinued operations	236,305	256,481	301,157
Property, plant and equipment, net	16,037	17,443	17,360
Operating lease assets	30,284	31,249	34,105
Intangible assets, net	4,639	4,833	4,823
Goodwill	79,557	80,131	80,216
Other assets	28,810	35,401	38,578
Total other assets of discontinued operations	159,327	169,057	175,082
Total assets of discontinued operations	$395,632	$425,538	$476,239

Accounts payable	$58,772	$49,554	$76,130
Accrued and other current liabilities	59,264	68,236	71,017
Operating lease liabilities, current	9,758	11,245	11,944
Total current liabilities of discontinued operations	127,794	129,035	159,091
Operating lease liabilities, noncurrent	16,211	21,455	23,535
Other liabilities	7,003	8,291	10,717
Total other liabilities of discontinued operations	23,214	29,746	34,252
Total liabilities of discontinued operations	$151,008	$158,781	$193,343
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

11 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The results of operations of the Acquisition have been included in the Company's financial statements since the Closing Date. For the three and nine months ended September 2026, net revenues attributable to the Acquisition were $197.7 million and $487.6 million, respectively, and net income was $23.0 million and $52.7 million, respectively.
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
Goodwill is attributable to the acquired workforce of Helly Hansen Acquisition and the significant synergies expected to arise as a result of the Acquisition. Substantially all of the goodwill was assigned to the Helly Hansen segment and is not deductible for tax purposes. As of May 2026, the Company performed an impairment assessment of the goodwill and trademarks associated with the Acquisition as required during the annual period following an acquisition. Management performed quantitative impairment assessments of goodwill and indefinite-lived trademarks by comparing the estimated fair value of the reporting unit and the indefinite-lived trademark to their respective carrying amounts. Based on results of testing, the fair values exceeded the carrying values and therefore no impairment charges were recorded for the three months ended June 2026.
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

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 12

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the unaudited pro forma results of operations for the Company, on a continuing operations basis, assuming that the Acquisition had occurred on December 31, 2023, which is the first day of fiscal year 2024:

	Three Months Ended September	Nine Months Ended September
(In thousands, except per share amounts)
	2025	2025
Net revenues	$666,472	$1,811,228
Income from continuing operations	$16,215	$61,386
Earnings per common share from continuing operations
Basic	$0.29	$1.11
Diluted	$0.29	$1.10
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

	Three Months Ended September 2026

(In thousands)	Wrangler	Helly Hansen	Other	Total

Channel revenues
U.S. Wholesale	$381,295	$29,511	$2,686	$413,492
International Wholesale	56,404	131,615	3,649	191,668
Direct-to-Consumer	47,379	30,198	2,609	80,186
Total	$485,078	$191,324	$8,944	$685,346

Geographic revenues
U.S.	$420,473	$39,499	$2,962	$462,934
International	64,605	151,825	5,982	222,412
Total	$485,078	$191,324	$8,944	$685,346

13 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 2025

(In thousands)	Wrangler	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$374,024	$30,432	$2,588	$407,044
International Wholesale	54,113	125,366	3,752	183,231
Direct-to-Consumer	43,094	30,132	2,971	76,197
Total	$471,231	$185,930	$9,311	$666,472

Geographic revenues
U.S.	$410,541	$39,408	$3,017	$452,966
International	60,690	146,522	6,294	213,506
Total	$471,231	$185,930	$9,311	$666,472

	Nine Months Ended September 2026

(In thousands)	Wrangler	Helly Hansen	Other	Total

Channel revenues
U.S. Wholesale	$1,103,236	$59,575	$5,934	$1,168,745
International Wholesale	149,943	300,075	16,131	466,149
Direct-to-Consumer	136,785	103,965	7,312	248,062
Total	$1,389,964	$463,615	$29,377	$1,882,956

Geographic revenues
U.S.	$1,214,406	$96,909	$6,796	$1,318,111
International	175,558	366,706	22,581	564,845
Total	$1,389,964	$463,615	$29,377	$1,882,956

	Nine Months Ended September 2025

(In thousands)	Wrangler	Helly Hansen	Other	Total
Channel revenues
U.S. Wholesale	$1,092,310	$33,144	$7,313	$1,132,767
International Wholesale	137,416	141,811	5,240	284,467
Direct-to-Consumer	123,030	37,647	4,194	164,871
Total	$1,352,756	$212,602	$16,747	$1,582,105

Geographic revenues
U.S.	$1,195,827	$44,466	$8,163	$1,248,456
International	156,929	168,136	8,584	333,649
Total	$1,352,756	$212,602	$16,747	$1,582,105
Contract Balances and Performance Obligations
The following table presents information about contract balances recorded in the Company's balance sheets:

(In thousands)	September 2026	December 2025	September 2025
Accounts receivable, net	$261,191	$209,419	$279,813
Contract assets (a)	8,914	12,529	6,793
Contract liabilities (b)	1,809	1,452	1,698
(a) Included within "prepaid expenses and other current assets" in the Company's balance sheets.
(b) Included within "accrued and other current liabilities" in the Company's balance sheets.

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 14

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
For the three and nine months ended September 2026 and September 2025, no significant revenue was recognized that was included in contract liabilities as of December 2025 and December 2024, respectively. For the three and nine months ended September 2026, no significant revenue was recognized from performance obligations satisfied, or partially satisfied, in prior periods. As of September 2026, the Company has contractual rights under its licensing agreements to receive $44.7 million of fixed consideration related to the future minimum guarantees through December 2033.

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

15 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents financial information for the Company's reportable segments and income from continuing operations before income taxes:

	Three Months Ended September		Nine Months Ended September

(In thousands)	2026	2025	2026	2025
Wrangler
Net revenues (1)	$485,078	$471,231	$1,389,964	$1,352,756
Cost of goods sold	243,213	251,155	663,764	725,368
Selling, general and administrative expenses	116,447	101,774	335,467	310,552
Other segment items (2)	2,459	1,889	7,065	5,484
Segment profit	$122,959	$116,413	$383,668	$311,352
Helly Hansen
Net revenues (1)	$191,324	$185,930	$463,615	$212,602
Cost of goods sold	102,392	105,053	217,156	117,602
Selling, general and administrative expenses	72,820	72,955	208,141	91,866
Other segment items	804	(87)	1,480	(62)
Segment profit	$15,308	$8,009	$36,838	$3,196

Total reportable segment profit	$138,267	$124,422	$420,506	$314,548
Corporate and other expenses (3)	(55,658)	(88,484)	(161,069)	(168,786)
Interest expense	(15,921)	(18,972)	(47,678)	(42,265)
Interest income	389	289	4,416	6,428
Loss related to other revenues (4)	(782)	(1,573)	(3,325)	(2,827)
Income from continuing operations before income taxes	$66,295	$15,682	$212,850	$107,098
(1) Refer to Note 4 to the Company's financial statements in this Form 10-Q for the reconciliation of reportable segment revenues to consolidated net revenues.
(2) "Other segment items" primarily includes funding fees related to the sale of trade accounts receivable program discussed in Note 6 to the Company's financial statements in this Form 10-Q. Funding fees are reflected in the Company's statements of operations on a continuing operations basis within "Other income (expense), net".
(3) Costs previously allocated to the Lee segment that did not qualify for classification as discontinued operations and are reported within "Corporate and other expenses" above are as follows: for the three and nine months ended September 2026, $16.2 million and $41.8 million, respectively, and for the three and nine months ended September 2025, $8.9 million and $26.1 million, respectively.
(4) "Loss related to other revenues" includes the operating results of the Musto®, and Chic® brands, as well as other company-owned brands and private label apparel, along with the Rock & Republic® brand through the date of disposition, for purposes of reconciling "total reportable segment profit" to "income from continuing operations before income taxes."

NOTE 6 — ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table presents a rollforward of the allowance for doubtful accounts:

(In thousands)	2026	2025
Balance, December	$3,310	$2,836
Increase in provision for expected credit losses	2,560	758
Accounts receivable balances written off	(266)	(608)
Other (1)	76	1,197
Balance, September	$5,680	$4,183
(1) Other primarily includes the impact of foreign currency translation and recoveries of amounts previously written off, none of which were individually significant.

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 16

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
During the nine months ended September 2026, the Company sold total trade accounts receivable from continuing operations of $1,129.5 million under both agreements. During the nine months ended September 2025, the Company sold total trade accounts receivable from continuing operations of $779.5 million under the Accounts Receivable Purchase Agreement. As of September 2026, December 2025 and September 2025, $258.8 million, $218.4 million and $161.6 million, respectively, of the sold trade accounts receivable from continuing operations remained outstanding with the financial institutions under these agreements. As of September 2026 and December 2025, we recorded a deferred purchase price asset for sold accounts receivable from continuing operations of $3.7 million and $2.6 million, respectively.
The funding fees charged by the financial institutions for these programs are reflected in the Company's statements of operations within "other income (expense), net" and were $2.8 million and $6.9 million for the three and nine months ended September 2026, respectively, and $1.9 million and $6.0 million for the three and nine months ended September 2025, respectively. The Company's periodic collection of the deferred purchase price on accounts receivable sold with the financial institution under the 2025 Accounts Receivable Purchase Agreement are reported as investing cash inflows and were $20.1 million for the nine months ended September 2026 and there were no settlements during the nine months ended September 2025. All other net proceeds of these programs are reflected as operating activities in the Company's statements of cash flows.

NOTE 7 — INVENTORIES
The following table presents components of "inventories" recorded in the Company's balance sheets:

(In thousands)	September 2026	December 2025	September 2025
Finished products	$539,383	$405,747	$570,573
Work-in-process	17,829	17,649	16,801
Raw materials	12,613	12,549	16,642
Total inventories	$569,825	$435,945	$604,016

17 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 — INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following tables present components of "intangible assets, net" recorded in the Company's balance sheets:

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
September 2026
Finite-lived intangible assets:
Customer relationships	12 years	Accelerated	$37,685	$5,163	$32,522
Indefinite-lived intangible assets:
Trademarks and trade names					$437,444
Intangible assets, net					$469,966

(In thousands)	Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
December 2025
Finite-lived intangible assets:
Trademarks	16 years	Straight-line	$58,132	$52,095	$6,037
Customer relationships	12 years	Accelerated	$36,136	$2,198	$33,939
Indefinite-lived intangible assets:
Trademarks and trade names					405,608
Intangible assets, net					$445,584
On March 3, 2026, we sold the Rock & Republic® brand and associated business, including the trademark which had a net carrying amount of $6.0 million as of December 2025.
Goodwill
The following table presents changes in "goodwill" recorded in the Company's balance sheets, summarized by reportable segment:

(In thousands)	Wrangler	Helly Hansen	Other	Total
Balance, December 2025	$129,054	$316,929	$5,023	$451,006
Currency translation	(922)	14,155	275	13,508
Measurement period adjustments	—	3,215	—	3,215
Balance, September 2026	$128,132	$334,299	$5,298	$467,729
Goodwill associated with the Lee reporting unit is reflected in "other assets of discontinued operations" in the Company's balance sheets for all periods presented.
Refer to Note 11 to the Company's financial statements in this Form 10-Q for information on the related fair value considerations.

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 18

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — SUPPLY CHAIN FINANCING
The Company facilitates voluntary Supply Chain Finance ("SCF") programs with its financial institutions that allow certain suppliers the option to sell or assign their rights to receivables due from the Company, enabling the suppliers to receive payment from the financial institutions sooner than our negotiated payment terms. At September 2026, December 2025 and September 2025, accounts payable included total outstanding balances of $41.8 million, $21.5 million and $41.4 million, respectively, due to suppliers that participate in the SCF programs.
NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term Borrowings
At September 2026 and December 2025, the Company had availability of $18.2 million and $17.4 million under a committed international line of credit as a result of the Acquisition. There were no outstanding balances at September 2026 and December 2025.
Long-term Debt
The following table presents the components of "long-term debt" as recorded in the Company's balance sheets:

(In thousands)	September 2026	December 2025	September 2025
Revolving Credit Facility	$—	$—	$—
Term Loan A-1	692,757	696,517	696,313
Term Loan A-2	49,881	49,822	249,008
4.125% Notes, due 2029	397,571	396,990	396,796
Total long-term debt	1,140,209	1,143,329	1,342,117
Less: current portion	(21,875)	(8,750)	—
Long-term debt, due beyond one year	$1,118,334	$1,134,579	$1,342,117
Credit Facilities

The Company is party to a senior secured Credit Agreement, as amended and restated on April 8, 2025 (the "2025 Credit Agreement"), which provides for (i) a five-year $700.0 million term loan facility ("Term Loan A-1") consisting of a $340.0 million initial term loan ("Initial Term Loan") and a $360.0 million delayed draw term loan ("Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan facility ("Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "Revolving Credit Facility"), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. The net proceeds from the Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under the Company's previous Term Loan A. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn and used to fund the Acquisition, along with approximately $300 million of cash on hand. See Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Term Loan A-1 had an outstanding principal amount of $695.6 million at September 2026, and $700.0 million at December 2025 and September 2025. Term Loan A-2 had outstanding principal amounts of $50.0 million at September 2026 and December 2025 and $250.0 million at September 2025. These balances are reported in the Company's balance sheets net of unamortized deferred financing costs. As of September 2026, interest expense on Term Loan A-1 and Term Loan A-2 was being recorded at an effective annual interest rate of 5.4% and 5.6%, respectively, including the amortization of deferred financing costs. Interest expense on Term Loan A-1 also includes the impact of the Company's interest rate swap agreements.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million which began in September 2026 and which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. The remaining balance on Term Loan A-2 is scheduled to be repaid in full at maturity.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies and has a $75.0 million letter of credit sublimit. As of September 2026, the Company had no outstanding borrowings under the Revolving Credit Facility and $6.7 million of outstanding standby letters of credit issued on behalf of the Company, leaving $493.3 million available for borrowing against this facility.
The interest rate per annum applicable to borrowings under the Credit Facilities is an interest rate benchmark elected by the Company based on the currency and term of the borrowings plus an applicable margin, as defined therein.
The 2025 Credit Agreement contains certain affirmative and negative covenants customary for financings of this type as well as customary events of default. In addition, the 2025 Credit Agreement contains financial covenants which require compliance with (i) a total leverage ratio not to exceed 4.50 to 1.00 as of the last day of any test period, with an allowance for up to two elections to

19 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
increase the limit to 5.00 to 1.00 in connection with future material acquisitions, and (ii) a consolidated interest coverage ratio as of the last day of any test period to be no less than 3.00 to 1.00. As of September 2026, the Company was in compliance with all covenants and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements.
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
The Notes had an outstanding principal amount of $400.0 million at September 2026, December 2025 and September 2025, which is reported net of unamortized deferred financing costs. As of September 2026, interest expense on the Notes was being recorded at an effective annual interest rate of 4.3%, including the amortization of deferred financing costs.
The Notes are guaranteed on a senior unsecured basis by the Company's existing and future domestic subsidiaries (other than certain excluded subsidiaries) that are borrowers under or guarantors of the Credit Facilities or certain other indebtedness. The Indenture contains customary negative covenants for financings of this type. The Indenture does not contain any financial covenants. As of September 2026, the Company was in compliance with the Indenture and expects to maintain compliance with the applicable non-financial covenants for at least one year from the issuance of these financial statements. In the event of a material asset disposition, the Indenture includes provisions requiring the Company to make payments to reduce indebtedness or invest in the business within 540 days following the receipt of the net cash proceeds of the asset disposition.
Refer to Note 12 in the Company's 2025 Annual Report on Form 10-K for additional information regarding the Company's debt obligations.
Total cash paid for interest was $39.6 million and $35.2 million during the nine months ended September 2026 and September 2025, respectively.

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

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 20

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
The following tables present financial assets and financial liabilities that are measured and recorded in the Company's financial statements at fair value on a recurring basis:

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3

September 2026
Financial assets:
Cash equivalents:
Money market funds	$23,200	$23,200	$—	$—
Time deposits	3,219	3,219	—	—
Foreign currency exchange contracts	21,864	—	21,864	—
Interest rate swap agreements	6,570	—	6,570	—
Investment securities	50,382	50,382	—	—
Financial liabilities:
Foreign currency exchange contracts	9,484	—	9,484	—
Deferred compensation	53,891	—	53,891	—

		Fair Value Measurement Using
(In thousands)	Total Fair Value	Level 1	Level 2	Level 3
December 2025
Financial assets:
Cash equivalents:
Money market funds	$28,850	$28,850	$—	$—
Time deposits	2,886	2,886	—	—
Foreign currency exchange contracts	11,373	—	11,373	—
Interest rate swap agreements	279	—	279	—
Investment securities	51,717	51,717	—	—
Financial liabilities:
Foreign currency exchange contracts	9,896	—	9,896	—
Deferred compensation	55,222	—	55,222	—
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
Additionally, at September 2026, the carrying value of the Company's long-term debt was $1.14 billion compared to a fair value of $1.11 billion. At December 2025, the carrying value of the Company's long-term debt was $1.14 billion compared to a fair value of $1.13 billion. The fair value of long-term debt is a Level 2 estimate based on quoted market prices or values of comparable borrowings.
All other financial assets and financial liabilities are recorded in the Company's financial statements at cost. These other financial assets and financial liabilities include cash held as demand deposits, accounts receivable, short-term borrowings, accounts payable and accrued liabilities. At September 2026 and December 2025, their carrying values approximated fair value due to the short-term nature of these instruments.

21 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

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
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Summary of Derivative Financial Instruments
The Company enters into derivative contracts with external counterparties on a recurring basis to hedge certain foreign currency transactions. The notional amount of these outstanding foreign currency exchange contracts was $561.7 million at September 2026, $717.4 million at December 2025 and $704.7 million at September 2025, consisting primarily of contracts hedging exposures to the Norwegian krone, euro, Canadian dollar, Mexican peso, British pound, Polish zloty and the Swedish krona. Foreign currency exchange contracts have maturities up to 20 months.
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
On September 9, 2024, the Company entered into "floating to fixed" interest rate swap agreements (the "2024 Swap Agreements") that mature on August 18, 2029. In April 2025, the Company entered into "floating to fixed" interest rate swap agreements (the "2025 Swap Agreements") that mature on March 18, 2027 and April 18, 2027. The notional amount of the 2024 Swap Agreements and the 2025 Swap Agreements was $400.0 million at September 2026 and $550.0 million at December 2025. The notional amount of the 2024 Swap Agreements was $650.0 million at September 2025.
The Company's outstanding derivative financial instruments met the criteria for hedge accounting at the inception of the hedging relationship. At each reporting period, the Company assesses whether the hedging relationships continue to be highly effective in offsetting changes in cash flows of hedged items. If the Company determines that a specific hedging relationship has ceased to be highly effective, it discontinues hedge accounting. All designated hedging relationships were determined to be highly effective as of September 2026.

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 22

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents the fair value of outstanding derivatives on an individual contract basis:

	Fair Value of Derivatives with Unrealized Gains			Fair Value of Derivatives with Unrealized Losses

	September	December	September	September	December	September
(In thousands)	2026	2025	2025	2026	2025	2025

Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$19,247	$11,373	$8,854	$(6,362)	$(9,641)	$(9,580)
Interest rate swap agreements	6,570	279	1,081	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	2,617	—	31	(3,122)	(255)	—
Total derivatives	$28,434	$11,652	$9,966	$(9,484)	$(9,896)	$(9,580)
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
The following table presents a reconciliation of gross to net amounts for derivative asset and liability balances:

	September 2026		December 2025		September 2025

(In thousands)	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Gross amounts presented in the balance sheet	$28,434	$(9,484)	$11,652	$(9,896)	$9,966	$(9,580)
Gross amounts not offset in the balance sheet	(7,464)	7,464	(3,043)	3,043	(2,523)	2,523
Net amounts	$20,970	$(2,020)	$8,609	$(6,853)	$7,443	$(7,057)
The following table presents the location of derivatives in the Company's balance sheets, with current or noncurrent classification based on maturity dates:

(In thousands)	September 2026	December 2025	September 2025
Prepaid expenses and other current assets	$17,951	$9,906	$6,032
Accrued and other current liabilities	(9,262)	(8,546)	(7,791)
Other assets	10,483	1,746	3,934
Other liabilities	(222)	(1,350)	(1,789)

23 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Cash Flow Hedges
The following tables present the pre-tax effects of cash flow hedges included in the Company's statements of operations and statements of comprehensive income:

	Gain (Loss) on Derivatives Recognized in AOCL
(In thousands)	Three Months Ended September		Nine Months Ended September

Cash Flow Hedging Relationships	2026	2025	2026	2025
Foreign currency exchange contracts	$1,316	$7,303	$14,811	$383
Interest rate swap agreements	3,210	519	7,262	(1,584)
Total	$4,526	$7,822	$22,073	$(1,201)

	Gain (Loss) Reclassified from AOCL into Income from Continuing Operations
(In thousands)	Three Months Ended September		Nine Months Ended September

Location of Gain (Loss)	2026	2025	2026	2025
Net revenues	$2,790	$(87)	$5,315	$(576)
Cost of goods sold	(790)	(234)	(2,756)	(2,014)
Other income (expense), net	84	(241)	130	(9)
Interest expense	321	1,544	971	2,725
Total	$2,405	$982	$3,660	$126
Derivative Contracts Not Designated as Hedges
Any derivative contracts that are not designated as hedges are recorded at fair value in the Company's balance sheets, and changes in the fair values of these contracts are recognized directly in earnings. During the first and second quarters of 2025, the Company entered into foreign currency exchange contracts totaling $1.3 billion CAD to offset the purchase price of the Acquisition, which were not designated as hedges. Additionally, derivative contracts not designated as hedges include a limited number of cash flow hedges that were deemed ineffective and were de-designated during the nine months ended September 2026 and September 2025. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
The Company executes balance sheet hedge contracts to mitigate foreign currency exchange risks related to intercompany loans. The notional amount of these outstanding foreign currency exchange contracts was $525.7 million and $87.5 million at September 2026 and December 2025, respectively.
The following table presents a summary of derivatives not designated as hedges included in the Company's statements of operations from continuing operations:

(In thousands)	Location of Gain (Loss) on Derivatives Recognized in Income	Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedges		Three Months Ended September		Nine Months Ended September

		2026	2025	2026	2025
Foreign currency exchange contracts	Net revenues	$(14)	$139	$288	$139
Foreign currency exchange contracts	Cost of goods sold	34	946	65	875
Foreign currency exchange contracts	Other income (expense), net	(2,005)	—	(2,542)	24,106
Total		$(1,985)	$1,085	$(2,189)	$25,120
Other Derivative Information
At September 2026, AOCL included $16.0 million of pre-tax net deferred gains for foreign currency exchange contracts and interest rate swap agreements that are expected to be reclassified to earnings during the next 12 months. The amounts ultimately reclassified to earnings will depend on rates in effect when outstanding derivative contracts are settled.

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 24

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 13 — CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Common Stock
On December 11, 2023, the Company announced that its Board of Directors approved a share repurchase program (the "2023 Repurchase Program"). The 2023 Repurchase Program authorized the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. On May 6, 2026, the Company announced that its Board of Directors approved a new share repurchase program (the "2026 Repurchase Program") which replaced the 2023 Repurchase Program. The 2026 Repurchase Program authorizes the repurchase of up to $750.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2026 Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.
During the nine months ended September 2026, the Company repurchased 0.3 million shares of Common Stock for $25.0 million, including commissions, under the 2023 Repurchase Program, and 0.9 million shares of Common Stock for $70.0 million, including commissions, under the 2026 Repurchase Program. All shares reacquired in connection with the Company's repurchase programs are treated as authorized and unissued shares upon repurchase. As of September 2026, $680.0 million remained available for repurchase under the 2026 Repurchase Program.
Accumulated Other Comprehensive Loss
The following table presents deferred components of AOCL in equity, net of related taxes:

(In thousands)	September 2026	December 2025	September 2025
Foreign currency translation	$(53,172)	$(74,997)	$(76,673)
Defined benefit pension plans	2,565	2,751	2,043
Derivative financial instruments	19,361	4,703	(119)
Accumulated other comprehensive loss	$(31,246)	$(67,543)	$(74,749)
The following tables present changes in AOCL, net of related tax impact:

	Three Months Ended September 2026

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, June 2026	$(61,346)	$2,626	$18,440	$(40,280)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	8,174	—	3,202	11,376
Reclassifications to net income of previously deferred (gains) losses	—	(61)	(2,281)	(2,342)
Net other comprehensive income (loss)	8,174	(61)	921	9,034
Balance, September 2026	$(53,172)	$2,565	$19,361	$(31,246)

	Three Months Ended September 2025

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, June 2025	$(84,456)	$2,069	$(7,213)	$(89,600)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	7,783	—	6,840	14,623
Reclassifications to net income of previously deferred (gains) losses	—	(26)	254	228
Net other comprehensive income (loss)	7,783	(26)	7,094	14,851
Balance, September 2025	$(76,673)	$2,043	$(119)	$(74,749)

25 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 2026
(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total

Balance, December 2025	$(74,997)	$2,751	$4,703	$(67,543)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	21,825	—	17,890	39,715
Reclassifications to net income of previously deferred (gains) losses	—	(186)	(3,232)	(3,418)
Net other comprehensive income (loss)	21,825	(186)	14,658	36,297
Balance, September 2026	$(53,172)	$2,565	$19,361	$(31,246)

	Nine Months Ended September 2025

(In thousands)	Foreign Currency Translation	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 2024	$(115,505)	$2,119	$(3,264)	$(116,650)
Other comprehensive income (loss) due to gains (losses) arising before reclassifications	38,832	—	1,114	39,946
Reclassifications to net income of previously deferred (gains) losses	—	(76)	2,031	1,955
Net other comprehensive income (loss)	38,832	(76)	3,145	41,901
Balance, September 2025	$(76,673)	$2,043	$(119)	$(74,749)
The following table presents reclassifications out of AOCL:

(In thousands)		Three Months Ended September		Nine Months Ended September
Details About Accumulated Other Comprehensive Loss Reclassifications	Affected Line Item in the Financial Statements

		2026	2025	2026	2025
Gains (losses) on derivative financial instruments:
Foreign currency exchange contracts	Net revenues	$2,790	$(87)	$5,315	$(576)
Foreign currency exchange contracts	Cost of goods sold	(790)	(234)	(2,756)	(2,014)
Foreign currency exchange contracts	Other income (expense), net	84	(241)	130	(9)
Interest rate swap agreements	Interest expense	321	1,544	971	2,725
Total before tax		2,405	982	3,660	126
Income taxes	Income taxes	1	(457)	608	(1,060)
Net of tax		2,406	525	4,268	(934)
Total reclassifications for the period, net of tax		$2,406	$525	$4,268	$(934)

NOTE 14 — INCOME TAXES
The effective income tax rate for the nine months ended September 2026 was 65.4% compared to 22.5% in the 2025 period. The nine months ended September 2026 included a net discrete tax expense primarily related to the one-time tax impact arising from an intercompany transfer of certain intellectual property rights. The tax expense was primarily recorded as a deferred tax liability in the period of the transaction and reflects the difference between the book and tax basis of the transferred intellectual property, measured using applicable enacted tax rates. The net impact of discrete tax items increased the effective income tax rate by 45.8% for the nine months ended September 2026. The nine months ended September 2025 included a net discrete tax benefit primarily related to stock-based compensation, one-time benefits related to the release of tax reserves and the remeasurement of deferred tax assets, partially offset by an increase in valuation allowances in a foreign jurisdiction, the net impact of which decreased the effective income tax rate by 0.7%.
The effective tax rate without discrete items for the nine months ended September 2026 was 19.6% compared to 23.2% in the 2025 period. The decrease was primarily due to changes in our jurisdictional mix of earnings and an increase in foreign tax credits.

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 26

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
During the nine months ended September 2026, the amount of net unrecognized tax benefits and associated interest increased by $0.7 million to $13.2 million. Management believes that the amount of unrecognized tax benefits may decrease by $5.0 million within the next 12 months due to the expiration of statutes of limitations, which would reduce income tax expense.

NOTE 15 — EARNINGS PER SHARE
The calculations of basic and diluted earnings per share ("EPS") are based on income from continuing operations divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding, respectively.
The following table presents the calculations of basic and diluted EPS from continuing operations:

	Three Months Ended September		Nine Months Ended September

(In thousands, except per share amounts)	2026	2025	2026	2025
(Loss) income from continuing operations	$(33,604)	$16,006	$84,455	$84,951
Basic weighted average shares outstanding	54,631	55,575	54,981	55,497
Dilutive effect of stock-based awards	—	494	521	537
Diluted weighted average shares outstanding	54,631	56,069	55,501	56,034
Earnings per share:
Basic earnings per share from continuing operations	$(0.62)	$0.29	$1.54	$1.54
Diluted earnings per share from continuing operations	$(0.62)	$0.29	$1.52	$1.52
For the nine months ended September 2026 and the three and nine months ended September 2025, an immaterial number of shares were excluded from the dilutive earnings per share calculations because the effect of their inclusion would have been anti-dilutive. For the three months ended September 2026, due to the loss in the period, potential common shares of 0.4 million were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.
For the three and nine months ended September 2026, a total of 0.9 million and 0.6 million shares, respectively, of performance-based restricted stock units were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares. For the three and nine months ended September 2025, a total of 0.6 million shares of performance-based restricted stock units were excluded from the calculations of diluted earnings per share as the units were not considered to be contingent outstanding shares.

NOTE 16 — LEASES
The Company enters into operating leases for retail stores, operational facilities, vehicles and certain equipment, with terms expiring at various dates through 2036. Most leases have fixed rentals, with many of the real estate leases requiring additional payments for real estate taxes and occupancy-related costs.
The following table presents supplemental cash flow and non-cash information related to operating leases:

	Nine Months Ended September

(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$28,004	$15,531
Right-of-use operating lease assets obtained in exchange for new operating lease liabilities - non-cash activity(1)	$7,617	$103,316
(1) Includes right-of-use operating lease assets obtained in the Helly Hansen Acquisition during the nine months ended September 2025.

27 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 17 — RESTRUCTURING
Restructuring charges relate to costs associated with exit or disposal activities. During the three and nine months ended September 2026 and September 2025, the Company incurred restructuring and transformation charges as part of Project Jeanius related to the closure and sale of a manufacturing facility. During the nine months ended September 2026, we sold the manufacturing facility for a gain of $15.4 million included in "cost of goods sold" in the Company's statements of operations and as part of "corporate and other" in the Company's business segment information.
The following table summarizes the restructuring charges (gains) recorded during the three and nine months ended September 2026 and September 2025:

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2026	2025	2026	2025
Severance and employee-related benefits	$189	$34,297	$1,324	$39,577
Asset impairments	—	3,864	—	3,864
Other	1,591	2,318	(9,383)	3,679
Total restructuring charges (gains)	$1,780	$40,479	$(8,059)	$47,120
The following table presents the classification of these restructuring costs in the Company's statements of operations:

	Three Months Ended September		Nine Months Ended September

(In thousands)	2026	2025	2026	2025
Cost of goods sold	$1,735	$38,409	$(8,615)	$40,001
Selling, general, and administrative expenses	45	2,070	556	7,119
Total restructuring charges (gains)	$1,780	$40,479	$(8,059)	$47,120
The following table presents these restructuring costs by business segment:

	Three Months Ended September		Nine Months Ended September
(In thousands)
	2026	2025	2026	2025
Wrangler	$921	$424	$1,339	$1,880
Helly Hansen	859	—	1,180	—
Corporate and other	—	40,055	(10,578)	45,240
Total restructuring charges (gains)	$1,780	$40,479	$(8,059)	$47,120

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 28

KONTOOR BRANDS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents activity in the restructuring accrual for the nine-month period ended September 2026:

(In thousands)
Accrual at December 2025	$8,516
Charges(1)	5,332
Cash payments	(8,291)
Adjustments to accruals	(1,694)
Currency translation	5
Balance, September 2026	$3,868
(1) For the nine months ended September 2026, in addition to the $5.3 million in charges recorded to the restructuring accrual, the Company recorded approximately $2.0 million of non-cash and other charges related to the closure of a manufacturing facility and streamlining and transferring select production within our internal manufacturing network offset by a gain related to the sale of the manufacturing facility of $15.4 million.
All of the $3.9 million restructuring accrual reported in the Company's balance sheet at September 2026 is expected to be paid out within the next 12 months and is classified within "accrued and other current liabilities." Of the $8.5 million restructuring accrual reported in the Company's balance sheet at December 2025, $8.2 million was classified within "accrued and other current liabilities," and the remaining $0.3 million was classified within "other liabilities."

NOTE 18 — SUBSEQUENT EVENTS
On October 22, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of the Company's Common Stock. The cash dividend will be payable on December 18, 2026, to shareholders of record at the close of business on December 8, 2026.
On November 2, 2026, the Company completed the sale of the global Lee® business, as discussed in Note 2. Net cash proceeds received were approximately $698.2 million, subject to customary adjustments including for cash, indebtedness and working capital as set forth in the Purchase Agreement. In connection with the sale, the Company finalized transition services agreements to provide certain post-closing accounting, tax, treasury, technology and supply chain services on a transitional basis for periods initially extending up to 12 months, with options for the Buyer to request an extension of certain services.
On November 5, 2026, the Company announced it anticipates entering into accelerated share repurchase agreements (the "ASR Agreements") with multiple financial institutions to repurchase an aggregate of $400 million of the Company's shares of Common Stock as part of its 2026 Repurchase Program, commencing in the fourth quarter of 2026. The Company expects the final settlement of the transactions under the ASR Agreements to occur during the first half of 2027.

29 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

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
Description of Business
Kontoor Brands, Inc. (collectively with its subsidiaries, "Kontoor," the "Company," "we," "us" or "our") is a global apparel company, with deep authority in the denim, outdoor and workwear categories. Wrangler® and Helly Hansen® are iconic brands that empower consumers to pursue their passions with confidence and authenticity through innovative design, exceptional products and compelling performance. The Company designs, manufactures, procures, sells and licenses apparel, footwear and accessories, primarily under our brand names. Our products are sold in the United States ("U.S.") and internationally, primarily in the Europe, Middle East and Africa ("EMEA"), Asia-Pacific (“APAC”) and Non-U.S. Americas regions. We also license the use of our brands in certain regions.
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
On November 2, 2026, the Company completed the sale of the global Lee® business. Net cash proceeds received were approximately $698.2 million, subject to customary adjustments including for cash, indebtedness and working capital as set forth in the Purchase Agreement. In connection with the sale, the Company entered into transition services agreements to provide certain post-closing accounting, tax, treasury, technology and supply chain services for periods initially extending up to 12 months, with options for the Buyer to request an extension of certain services.
Acquisition of Helly Hansen
On May 31, 2025, we completed the acquisition of Helly Hansen (the "Acquisition"), and the results of operations have been included in the Company's financial statements since that date. The three-month periods ended September 2026 and September 2025 include the operating results of the Acquisition for the entire quarter. The nine-month period ended September 2026 includes the operating results of the Acquisition for the entire nine months compared to four months of operating results included in the nine-month period ended September 2025. Refer to Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Fiscal Year and Basis of Presentation
The Company operates and reports using a 52/53-week fiscal year ending on the Saturday closest to December 31 of each year. Accordingly, this Form 10-Q presents the third quarter of the Company's fiscal year ending January 2, 2027 ("fiscal 2026"), which is a 52-week fiscal year. For presentation purposes herein, all references to periods ended September 2026, December 2025 and September 2025 correspond to the fiscal periods ended October 3, 2026, January 3, 2026, and September 27, 2025, respectively.
References to fiscal 2026 foreign currency amounts herein reflect the impact of changes in foreign exchange rates from the prior year comparable period when translating foreign currencies into U.S. dollars. The Company's most significant foreign currency translation

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 30

exposure is typically driven by business conducted in the Norwegian krone, the euro, the Chinese yuan and the Mexican peso. However, the Company conducts business in other developed and emerging markets around the world with exposure to other foreign currencies.
Amounts herein may not recalculate due to the use of unrounded numbers.
Macroeconomic Environment
Global macroeconomic conditions that continued to impact the Company during the third quarter of 2026 included geopolitical impacts, global supply chain issues, inconsistent consumer demand, ongoing fluctuations in foreign currency exchange rates, increasing interest rates and persistent inflation. Broader macroeconomic impacts also continued to influence consumer demand.
Continuing geopolitical tensions in the Middle East arising from the U.S. and Iran conflict have increased uncertainty in global trade and transportation. Although we do not operate directly in the region of conflict, our supply chain and product availability are impacted by disruptions to commercial shipping routes, higher freight, fuel and energy costs and delays at our suppliers in the production or movement of goods.
As discussed below, the U.S. government tariff regime remains fluid. The ongoing impact of tariff rate changes and uncertainty regarding the outcomes of trade negotiations is contributing to macroeconomic volatility. Interest rate pressures increased and inflationary pressures remained elevated during the third quarter of 2026, primarily due to energy costs and ongoing tariffs. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment. Interest rate pressures increased and inflationary pressures remained elevated during the third quarter of 2026, primarily due to energy costs and ongoing tariffs. Retailers continued to conservatively manage inventory levels as a result of this uncertain macroeconomic environment.
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
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs. In April 2026, the CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. In the first quarter of 2026, we concluded it was probable that we would recover the IEEPA tariffs previously paid and recognized a net receivable under the loss recovery accounting model of $53.7 million, on a consolidated basis. During the first quarter of 2026, we reduced cost of goods sold by approximately $49.0 million, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted in the second quarter of 2025, including $29.0 million relating to 2025 tariff expense. During the third quarter of 2026, the Company collected substantially all of the IEEPA-related tariff refunds due to the Company. There continues to be uncertainty and legal challenges to current and prior tariff regimes, including a ruling in May 2026 by the CIT that the Section 122 tariffs are also invalid, which is under appeal by the U.S. government, along with an appeal of certain CIT orders related to the refund process for IEEPA tariffs. We continue to monitor U.S. tariff-related developments and ongoing legal proceedings.
Business Overview
We are focused on delivering long-term value to our stakeholders, including our consumers, customers, shareholders, suppliers and communities around the world, by leveraging our multi-brand platform with a focus on our core addressable markets to accelerate growth, managing capital allocation in a disciplined manner, and establishing the Company as the employer of choice in the industry. Additionally, the integration of Helly Hansen provides growth-oriented opportunities, with an emphasis on geographic and category expansion. The sale of the Lee® business further emphasizes our focus on functional and activity-based brands. In addition, our capital allocation discipline allows us the option to (i) invest in our business, (ii) pay down debt, (iii) provide for a superior dividend payout, (iv) effectively manage our share repurchase authorization and (v) act on strategic acquisition opportunities that may arise.
During the third quarter of 2026, the Company incurred integration-related costs of $23.2 million related to Helly Hansen, comprised primarily of professional and other fees, which are reported in "selling, general and administrative expenses". We expect to incur additional costs in future periods primarily related to the information technology integration of Helly Hansen.

31 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

Certain corporate overhead costs and segment costs previously allocated to the Lee® business for segment reporting purposes did not qualify for classification within discontinued operations and have been reported in continuing operations for all periods presented. For the three months ended September 2026 and September 2025, previously allocated costs of $3.7 million and $1.3 million, respectively, were reported as "cost of goods sold" in our statements of operations on a continuing operations basis. For the nine months ended September 2026 and September 2025, previously allocated costs of $6.8 million and $2.9 million, respectively, were reported as "cost of goods sold" in our statements of operations on a continuing operations basis. For the three months ended September 2026 and September 2025, previously allocated costs of $12.5 million and $7.6 million, respectively, were reported as "selling, general and administrative expenses" in our statements of operations on a continuing operations basis. For the nine months ended September 2026 and September 2025, previously allocated costs of $35.0 million and $23.2 million, respectively, were reported as "selling, general and administrative expense" in our statements of operations on a continuing operations basis. Separation and related expenses associated with the sale of the Lee® business are reported as a component of income from discontinued operations, net of tax in our statements of operations.

In addition, during the third quarter of 2026, the Company completed internal restructuring and intercompany financing transactions, principally involving the migration of intellectual property acquired as part of the Helly Hansen business. The restructuring resulted in a non-cash discrete income tax expense of $95.0 million. The tax expense was primarily recorded as a deferred tax liability reflecting the difference between the book and tax basis of the transferred intellectual property, measured using applicable enacted tax rates. The Company expects the reorganized legal entity structure to align legal ownership with the operating model and facilitate future integration synergies and a simplified operating structure.
The Company completed its execution of Project Jeanius during the third quarter of 2026. The Company incurred restructuring and transformation charges of $3.8 million, of which $1.8 million relates to costs associated with restructuring activities as disclosed in Note 17 to the Company's financial statements in this Form 10-Q and primarily relates to business optimization activities and professional services as well as costs from the closure of one of our manufacturing facilities. We expect to incur additional costs related to our ongoing transformation in future periods.

THIRD QUARTER OF FISCAL 2026 SUMMARY
•The Company reported the Lee® business as discontinued operations in its statements of operations and statements of cash flows for all periods presented. The following discussion relates to our continuing operations.
•The Company recognized non-cash discrete income tax expense of $95.0 million during the third quarter of 2026 related to the legal entity restructuring transactions to facilitate the integration of the Helly Hansen business.
•Net revenues increased 3% to $685.3 million, an $18.9 million increase compared to the three months ended September 2025, driven by growth in the Company's primary brands, Wrangler and Helly Hansen.
•U.S. wholesale revenues increased 2% or $6.4 million compared to the three months ended September 2025. International wholesale revenues increased 5% or $8.4 million compared to the three months ended September 2025.
•Direct-to-consumer revenues increased 5% or $4.0 million compared to the three months ended September 2025. E-commerce revenues increased 4% or $2.1 million compared to the three months ended September 2025. Retail store revenues increased 6% or $1.9 million compared to the three months ended September 2025.
•Gross margin increased 830 basis points to 48.3% compared to the three months ended September 2025 and includes benefits from the impact of favorable business mix and pricing, net of changes in product costs, Project Jeanius, Helly Hansen's higher margin business and lower restructuring charges compared to the three months ended September 2025.
•Selling, general and administrative expenses increased to 37.1% as a percentage of net revenues compared to 34.4% for the three months ended September 2025, a $25.1 million increase, primarily attributable to higher investments in direct-to-consumer, demand creation and technology, the integration-related charges incurred during the period and the incremental costs previously allocated to the Lee® business, partially offset by the benefits from Project Jeanius.
•Operating income increased 106% to $77.1 million, a $39.6 million increase compared to the three months ended September 2025, primarily attributable to the operating earnings growth in both the Wrangler and Helly Hansen businesses and lower restructuring charges, partially offset by the incremental costs previously allocated to the Lee® business.
•(Loss) income from continuing operations decreased 310% or $49.6 million compared to the three months ended September 2025, primarily driven by the increase in income tax expense related to the legal entity restructuring transactions to facilitate the integration of the Helly Hansen business.
•Diluted (loss) earnings per share from continuing operations was $(0.62) in the third quarter of 2026, compared to $0.29 in the same period last year and was impacted by the increase in income tax expense related to the legal entity restructuring

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 32

transactions to facilitate the integration of the Helly Hansen business.
•Cash provided by operating activities from continuing operations was $83.0 million for the nine months ended September 2026, as compared to $109.8 million in the same period last year which was impacted by the incremental costs previously allocated to the Lee® business.

ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Statements of Operations from Continuing Operations
The following table presents components of the Company's statements of operations from continuing operations:

	Three Months Ended September		Nine Months Ended September

(Dollars in thousands)	2026	2025	2026	2025
Net revenues	$685,346	$666,472	$1,882,956	$1,582,105
Gross margin (net revenues less cost of goods sold)	$331,222	$266,498	$988,858	$688,413
As a percentage of net revenues	48.3%	40.0%	52.5%	43.5%
Selling, general and administrative expenses	$254,162	$229,084	$731,167	$562,682
As a percentage of net revenues	37.1%	34.4%	38.8%	35.6%
Operating income	$77,060	$37,414	$257,691	$125,731
As a percentage of net revenues	11.2%	5.6%	13.7%	7.9%
Additionally, the following table presents a summary of the changes in net revenues for the three and nine months ended September 2026 as compared to September 2025:

(In millions)	Three Months Ended September	Nine Months Ended September

Net revenues — 2025	$666.5	$1,582.1
Operations	18.7	293.6
Impact of foreign currency	0.2	7.3
Net revenues — 2026	$685.3	$1,883.0

Three Months Ended September 2026 Compared to the Three Months Ended September 2025
Net revenues increased 3%, driven by growth in both the Wrangler® and Helly Hansen® brands. Growth in wholesale was driven by a 5% increase in international wholesale from the Helly Hansen® business, with increases in both Sport and Workwear revenues. U.S. wholesale growth of 2% was driven predominantly by Wrangler® with increases in the female category and through new points of distribution. Growth in the direct-to-consumer channel of 5% was driven predominantly by Wrangler® from higher retail store and e-commerce sales.
Additional details on changes in net revenues for the three months ended September 2026 as compared to September 2025 are provided in the section titled “Information by Business Segment.”
Gross margin increased 830 basis points, primarily related to a 530 basis point benefit from reduced restructuring costs compared to the prior year, a 120 basis point benefit from Project Jeanius and a 170 basis point benefit from favorable business mix and pricing, net of changes in product costs.
Selling, general and administrative expenses increased $25.1 million, from 34.4% to 37.1% of net revenues, primarily attributable to $16.4 million from higher investments in direct-to-consumer, demand creation and technology and $4.9 million of incremental costs previously allocated to the Lee® business partially offset by lower restructuring and integration-related costs compared to the prior year and the benefits from Project Jeanius.
Other income (expense), net reflected a favorable change of $7.8 million, driven predominantly by foreign currency gains recognized during the three months ended September 2026.
Nine Months Ended September 2026 Compared to the Nine Months Ended September 2025
Net revenues increased 19%, primarily attributable to the inclusion of Helly Hansen® for the entire nine-month period ended September 2026 and growth in Wrangler®. Wrangler® growth was driven by a 9% increase in international wholesale revenues and an 11% increase in direct-to-consumer revenues driven by higher retail store and e-commerce sales. Wrangler® U.S wholesale revenues grew 1% with category growth in Western and female.

33 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

Additional details on changes in net revenues for the nine months ended September 2026 as compared to September 2025 are provided in the section titled “Information by Business Segment.”
Gross margin increased 900 basis points, primarily related to 220 basis points from favorable business mix and pricing, net of changes in product costs, a 210 basis point benefit from Project Jeanius, a 180 basis point benefit from lower restructuring costs including the gain on the sale of a manufacturing facility and a 120 basis point benefit from the U.S. tariff refund which was recorded in the first quarter of 2026.
Selling, general and administrative expenses increased $168.5 million, from 35.6% to 38.8% of net revenues, primarily attributable to $124.4 million of increased operating expenses due to the inclusion of Helly Hansen for the entire nine-month period ended September 2026, $33.0 million from higher investments in our direct-to-consumer business, demand creation and technology and $11.8 million of incremental costs previously allocated to the Lee® business, which were partially offset by benefits from Project Jeanius.
Other income (expense), net reflected an unfavorable change of $18.8 million, primarily driven by a $24.1 million gain related to foreign currency exchange contracts to hedge the purchase price of the Acquisition during the nine months ended September 2025 that did not recur during the nine months ended September 2026.
The effective income tax rate for the nine months ended September 2026 was 65.4% compared to 22.5% in the 2025 period. The nine months ended September 2026 included a net discrete tax expense primarily related to the one-time tax impact arising from an intercompany transfer of certain intellectual property rights. The tax expense was primarily recorded as a deferred tax liability in the period of the transaction and reflects the difference between the book and tax basis of the transferred intellectual property, measured using applicable enacted tax rates. The net impact of discrete tax items increased the effective income tax rate by 45.8% for the nine months ended September 2026. The nine months ended September 2025 included a net discrete tax benefit primarily related to stock-based compensation, one-time benefits related to the release of tax reserves and the remeasurement of deferred tax assets, partially offset by an increase in valuation allowances in a foreign jurisdiction, the net impact of which decreased the effective income tax rate by 0.7%. The effective tax rate without discrete items for the nine months ended September 2026 was 19.6% compared to 23.2% in the 2025 period. The decrease was primarily due to changes in our jurisdictional mix of earnings and an increase in foreign tax credits.
The One Big Beautiful Bill Act (“OBBBA”) was signed into law by President Trump on July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework including changes to global intangible low-tax income (“GILTI”), foreign derived intangible income (“FDII”) and the base erosion and anti-abuse tax (“BEAT”). The legislation also includes the restoration of favorable tax treatment for certain business provisions such as bonus depreciation and Section 174 expensing. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company continues to evaluate the future provisions of the OBBBA and has not currently identified any material impacts to its consolidated financial statements.

Information by Business Segment
The Company's reportable segments are Wrangler and Helly Hansen. Refer to Note 5 to the Company's financial statements in this Form 10-Q for additional information.
The following tables present a summary of the changes in segment revenues and segment profit for the three and nine months ended September 2026 as compared to the three and nine months ended September 2025:
Segment Revenues:

	Three Months Ended September
(In millions)	Wrangler	Helly Hansen	Total

Segment revenues — 2025	$471.2	$185.9	$657.1
Operations	14.4	4.7	19.1
Impact of foreign currency	(0.5)	0.7	0.2
Segment revenues — 2026	$485.1	$191.3	$676.4

	Nine Months Ended September
(In millions)	Wrangler	Helly Hansen	Total

Segment revenues — 2025	$1,352.8	$212.6	$1,565.4
Operations	31.1	249.7	280.8
Impact of foreign currency	6.1	1.3	7.4
Segment revenues — 2026	$1,390.0	$463.6	$1,853.6

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 34

Segment Profit:

	Three Months Ended September
(In millions)	Wrangler	Helly Hansen	Total

Segment profit — 2025	$116.4	$8.0	$124.4
Operations	6.9	5.7	12.6
Impact of foreign currency	(0.3)	1.6	1.3
Segment profit — 2026	$123.0	$15.3	$138.3

	Nine Months Ended September
(In millions)	Wrangler	Helly Hansen	Total

Segment profit — 2025	$311.4	$3.2	$314.6
Operations	71.4	31.6	103.0
Impact of foreign currency	0.9	2.0	2.9
Segment profit — 2026	$383.7	$36.8	$420.5
The following sections discuss the changes in segment revenues and segment profit.
Wrangler

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Segment revenues	$485.1	$471.2	2.9%	$1,390.0	$1,352.8	2.8%
Segment profit	$123.0	$116.4	5.6%	$383.7	$311.4	23.2%
Operating margin	25.3%	24.7%		27.6%	23.0%
Three Months Ended September 2026 Compared to the Three Months Ended September 2025
Global revenues for the Wrangler® brand increased 3%, due to growth in each of the U.S. wholesale, international wholesale and direct-to-consumer channels.
•U.S. revenues increased 2%, primarily driven by growth in our wholesale business through new points of distribution and growth in female. The direct-to-consumer business increased 7% driven by both higher e-commerce and retail store sales.
•International revenues increased 6%, primarily due to growth in non-U.S. Americas wholesale revenues due to higher sales in Canada along with growth in EMEA's retail store and e-commerce businesses.
Operating margin increased to 25.3%, compared to 24.7% for the 2025 period, due to the benefits of Project Jeanius and favorable business mix and pricing, net of changes in product costs, partially offset by other operating cost increases driven by higher investments in demand creation, technology and our direct-to-consumer businesses.
Nine Months Ended September 2026 Compared to the Nine Months Ended September 2025
Global revenues for the Wrangler® brand increased 3%, due to growth in each of the U.S. wholesale, international wholesale and direct-to-consumer channels.
•U.S. revenues increased 2%, primarily due to growth in the direct-to-consumer and wholesale businesses. Growth in our direct-to-consumer business was driven by both higher e-commerce and retail store sales. Growth in wholesale was driven by category growth in Western and female products and new points of distribution.
•International revenues increased 12%, primarily due to growth in non-U.S. Americas wholesale revenues and growth in EMEA's retail store and e-commerce businesses.
Operating margin increased to 27.6%, compared to 23.0% for the 2025 period, driven by the benefits of Project Jeanius, the U.S. tariff receivable recorded in the first quarter of 2026 and favorable business and pricing, net of changes in product costs, partially offset by other operating cost increases driven by higher investments in demand creation, technology and our direct-to-consumer business.

35 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

Helly Hansen

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2026	2025	Percent Change	2026	2025 (1)	Percent Change
Segment revenues	$191.3	$185.9	2.9%	$463.6	$212.6	118.1%
Segment profit	$15.3	$8.0	91.1%	$36.8	$3.2	*
Operating margin	8.0%	4.3%		7.9%	1.5%
(1) Results for the nine months ended September 2025 include four months of operations.
*Calculation not meaningful.
Three Months Ended September 2026 Compared to the Three Months Ended September 2025
Global revenues for the Helly Hansen® brand increased 3%, reflecting growth in the international wholesale channel.
•U.S. revenues increased 0.2%, reflecting growth in the direct-to-consumer business, driven by higher e-commerce and retail store sales. U.S. wholesale revenues were impacted by product delays due to longer lead times in the supply chain.
•International revenues increased 4%, reflecting growth in our wholesale Sport and Workwear businesses partially offset by reductions in our direct-to-consumer business.
Operating margin increased to 8.0%, compared to 4.3% for the 2025 period, primarily driven by gross margin expansion, operating expense leverage and expense synergies. Improvements in our gross margin reflected better inventory management, reduced promotional activity and improved product and channel mix.
Nine Months Ended September 2026 Compared to the Nine Months Ended September 2025
The nine-month period ended September 2026 included the operating results of the Helly Hansen® brand for the entire nine months compared to four months of operating results included in the nine-month period ended September 2025.
Global revenues for the Helly Hansen® brand increased 118%, reflecting growth in each of the U.S. wholesale, international wholesale and direct-to-consumer channels related to the nine-month period ended September 2026 included the operating results of the Helly Hansen® brand for the entire nine months compared to four months of operating results included in the nine-month period ended September 2025.
•U.S. revenues increased $52.4 million to $96.9 million, primarily related to the nine-month period ended September 2026 included the operating results of the Helly Hansen® brand for the entire nine months compared to four months of operating results included in the nine-month period ended September 2025.
•International revenues increased $198.6 million to $366.7 million, primarily related to the nine-month period ended September 2026 included the operating results of the Helly Hansen® brand for the entire nine months compared to four months of operating results included in the nine-month period ended September 2025.
Operating margin increased to 7.9%, compared to 1.5% for the 2025 period, primarily driven by gross margin expansion, operating expense leverage and expense synergies. Improvements in our gross margin reflected better inventory management, reduced promotional activity and improved product and channel mix.
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

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Other revenues	$8.9	$9.3	(3.9)%	$29.4	$16.7	75.4%
Loss related to other revenues	$(0.8)	$(1.6)	(50.3)%	$(3.3)	$(2.8)	17.6%
Operating margin	(8.7)%	(16.9)%		(11.3)%	(16.9)%

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 36

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

	Three Months Ended September			Nine Months Ended September

(Dollars in millions)	2026	2025	Percent Change	2026	2025	Percent Change
Segment profit:
Wrangler	$123.0	$116.4	5.6%	$383.7	$311.4	23.2%
Helly Hansen	15.3	8.0	91.1%	36.8	3.2	*
Reconciliation to income from continuing operations before income taxes:
Corporate and other expenses	(55.7)	(88.5)	(37.1)%	(161.1)	(168.8)	(4.6)%
Interest expense	(15.9)	(19.0)	(16.1)%	(47.7)	(42.3)	12.8%
Interest income	0.4	0.3	34.6%	4.4	6.4	(31.3)%
Loss related to other revenues	(0.8)	(1.6)	(50.3)%	(3.3)	(2.8)	17.6%
Income from continuing operations before income taxes	$66.3	$15.7	322.7%	$212.9	$107.1	98.7%
*Calculation not meaningful.
Three Months Ended September 2026 Compared to the Three Months Ended September 2025
Corporate and other expenses decreased $32.8 million, primarily due to lower restructuring and transformation costs recorded in the three months ended September 2026, partially offset by incremental costs previously allocated to the Lee segment and higher investments in technology.
Interest expense decreased $3.1 million during the three months ended September 2026 compared to the three months ended September 2025, primarily due to lower debt outstanding resulting from voluntary early repayments.
Nine Months Ended September 2026 Compared to the Nine Months Ended September 2025
Corporate and other expenses decreased $7.7 million, primarily due to lower restructuring and transformation costs during the nine months ended September 2026 compared to the nine months ended September 2025, partially offset by incremental costs previously allocated to the Lee segment and higher investments in technology.
Interest expense increased $5.4 million during the nine months ended September 2026 compared to the nine months ended September 2025, primarily due to higher debt outstanding to fund the Acquisition.

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
Credit Availability
At September 2026 and December 2025, the Company had availability of $18.2 million and $17.4 million under a committed international line of credit as a result of the Acquisition. There were no outstanding balances at September 2026 and December 2025.
The Company is party to a senior secured Credit Agreement, as amended and restated on April 8, 2025 (the "2025 Credit Agreement"), which provides for (i) a five-year $700.0 million term loan facility ("Term Loan A-1") consisting of a $340.0 million initial term loan ("Initial Term Loan") and a $360.0 million delayed draw term loan ("Delayed Draw Term Loan"), (ii) a three-year $300.0 million delayed draw term loan facility ("Term Loan A-2") and (iii) a five-year $500.0 million revolving credit facility (the "Revolving Credit Facility"), collectively referred to as the "Credit Facilities," with the lenders and agents party thereto. The net proceeds from the Initial Term Loan were used to repay all of the $340.0 million principal amount outstanding under the Company's

37 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

previous Term Loan A. On May 30, 2025, the Delayed Draw Term Loan and Term Loan A-2 were fully drawn and used to fund the Acquisition, along with approximately $300 million of cash on hand. See Note 3 to the Company's financial statements in this Form 10-Q for additional information related to the Acquisition.
Term Loan A-1 is scheduled to be repaid in quarterly installments of $4.4 million which began in September 2026 and which increases to quarterly installments of $8.8 million beginning in September 2027, with the remaining principal due at maturity. The remaining balance on Term Loan A-2 is scheduled to be repaid in full at maturity.
The Company has "floating to fixed" interest rate swap agreements to mitigate exposure to volatility in reference rates on the Company's future interest payments. These debt obligations could restrict our future business strategies and could adversely impact our future results of operations, financial conditions or cash flows.
As of September 2026, the Company was in compliance with all applicable covenants under the 2025 Credit Agreement and expects to maintain compliance with the applicable covenants for at least one year from the issuance of these financial statements. If economic conditions significantly deteriorate for a prolonged period, or the Company experiences long-term challenges integrating and operating the Acquisition, or meeting the resulting incremental debt service requirements, this could impact the Company's operating results and cash flows and thus our ability to maintain compliance with the applicable covenants. As a result, the Company could be required to seek new amendments to the 2025 Credit Agreement or secure other sources of liquidity, such as refinancing of existing borrowings, the issuance of debt or equity securities, or sales of assets. However, there can be no assurance that the Company would be able to obtain such additional financing on commercially reasonable terms or at all.
The Revolving Credit Facility may be used to borrow funds in both U.S. dollar and certain non-U.S. dollar currencies, and has a maximum borrowing capacity of $500.0 million with a $75.0 million letter of credit sublimit. There were no outstanding borrowings under the Revolving Credit Facility as of September 2026.
The following table presents outstanding borrowings and available borrowing capacity under the Revolving Credit Facility and our cash and cash equivalents balances as of September 2026:

(In millions)	September 2026
Outstanding borrowings under the Revolving Credit Facility	$—
Available borrowing capacity under the Revolving Credit Facility (1)	$493.3
Cash and cash equivalents	$56.3
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
Other Liquidity Considerations
On December 11, 2023, the Company announced that its Board of Directors approved a share repurchase program (the "2023 Repurchase Program"). The 2023 Repurchase Program authorized the repurchase of up to $300.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. On May 6, 2026, the Company announced that its Board of Directors approved a new share repurchase program (the "2026 Repurchase Program") which replaced the 2023 Repurchase Program. The 2026 Repurchase Program authorizes the repurchase of up to $750.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2026 Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.
During the nine months ended September 2026, the Company repurchased 0.3 million shares of Common Stock for $25.0 million, including commissions, under the 2023 Repurchase Program, and 0.9 million shares of Common Stock for $70.0 million, including commissions, under the 2026 Repurchase Program. All shares reacquired in connection with the Company's repurchase programs are treated as authorized and unissued shares upon repurchase. As of September 2026, $680.0 million remained available for repurchase under the 2026 Repurchase Program.
During the nine months ended September 2026, the Company paid $87.4 million of dividends to its shareholders. On October 22, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of the Company's Common Stock. The cash dividend will be payable on December 18, 2026, to shareholders of record at the close of business on December 8, 2026.
The Company intends to continue to pay cash dividends in future periods. The declaration and amount of any future dividends will be dependent upon multiple factors including our financial condition, earnings, cash flows, capital requirements, covenants associated

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 38

with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors or considerations that our Board of Directors deems relevant.
During the second quarter of 2026, the Company entered into an agreement to sell the Lee® business for $750.0 million in cash at closing, subject to customary adjustments, with an additional $250.0 million earnout opportunity based on the future performance of the Lee® business over a five-year period.
On November 2, 2026, the Company completed the sale of the global Lee® business, as discussed in Note 2. Net cash proceeds received were approximately $698.2 million, subject to customary adjustments including for cash, indebtedness and working capital as set forth in the Purchase Agreement. In connection with the sale, the Company finalized transition services agreements with the Buyer to provide certain post-closing accounting, tax, treasury, technology and supply chain services on a transitional basis for periods extending up to 12 months, with options for the Buyer to request an extension of certain services. The Company intends to utilize the proceeds from the sale for share repurchases and debt repayments.
On November 5, 2026, the Company announced it anticipates entering into accelerated share repurchase agreements (the "ASR Agreements") with multiple financial institutions to repurchase an aggregate of $400 million of the Company's shares of Common Stock as part of its 2026 Repurchase Program, commencing in the fourth quarter of 2026. The Company expects the final settlement of the transactions under the ASR Agreements to occur during the first half of 2027.
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
We currently expect capital expenditures to be approximately $25.0 million in 2026, primarily to support technology, distribution, manufacturing, owned retail store investments and facility improvements.
The following table presents our cash flows from continuing operations during the periods:

	Nine Months Ended September

(In millions)	2026	2025
Cash provided (used) by:
Operating activities - continuing operations	$83.0	$109.8
Investing activities - continuing operations	$28.6	$(886.5)
Financing activities	$(198.1)	$501.9
Operating Activities
During the nine months ended September 2026, cash provided by operating activities was $83.0 million as compared to $109.8 million in the prior year period. Income from continuing operations in the period was impacted by ongoing transformation and Helly Hansen integration-related costs as well as incremental costs that were previously allocated to the Lee® business that did not qualify for classification within discontinued operations. Changes in working capital balances to support the business impacted cash provided by operating activities, including cash outflows from inventory and accounts receivable which were primarily offset by cash inflows from accounts payable. The cash used by accounts receivable was driven by the growth of the business. Cash used by inventory was a result of improved sourcing lead times and proactive actions to navigate supply chain disruptions along with investment to support growth of the business. The cash provided by accounts payable reflects seasonality of the business.
Investing Activities
During the nine months ended September 2026, cash provided by investing activities was $28.6 million as compared to cash used by investing activities of $886.5 million in the prior year period. Cash provided by investing activities in the current year period was primarily related to proceeds from the sale of a manufacturing facility, the sale of the Rock & Republic® brand and the collection of the deferred purchase price on sold accounts receivable. Cash used by investing activities in the prior year period was primarily related to cash used to fund the Acquisition, partially offset by proceeds from the settlement of foreign exchange contracts associated with the purchase price of the Acquisition.
Financing Activities
During the nine months ended September 2026, cash used by financing activities was $198.1 million as compared to cash provided by financing activities of $501.9 million in the prior year period. Cash used by financing activities in the current year period was primarily related to $95.5 million of Common Stock repurchases made by the Company during the nine months ended September 2026 compared to no Common Stock repurchases during the nine months ended September 2025. Cash provided by financing activities in the prior year period was primarily related to our debt refinancing, including $1.0 billion of proceeds from the issuance of Term Loan A-1 and Term Loan A-2, partially offset by $345.0 million of repayments on the 2021 Term Loan A and a $25.0 million voluntary early repayment on Term Loan A-2.

39 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" included in the Company's 2025 Annual Report on Form 10-K provided a summary of our contractual obligations and commercial commitments at the end of 2025 that would require the use of funds. As of September 2026, on a consolidated basis, there have been no material changes in the amounts disclosed in the 2025 Annual Report on Form 10-K.

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
Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this report include, but are not limited to: macroeconomic conditions, including inconsistent consumer demand despite recent declines in interest rates, fluctuating foreign currency exchange rates, moderating inflation and global supply chain issues, as well as the ongoing impact of tariffs and uncertainty regarding the outcome of trade negotiations, import/export regulations and tariff policies, continue to adversely impact global economic conditions and have had, and may continue to have, a negative impact on the Company's business, results of operations, financial condition and cash flows (including future uncertain impacts); the level of consumer demand for apparel; reliance on a small number of large customers; potential difficulty in integrating Helly Hansen and/or in achieving the expected growth, cost savings and/or synergies from the acquisition; potential risks with the Company's ability to mitigate any stranded costs from the disposition of the Lee business; supply chain and shipping disruptions, which could continue to result in shipping delays, an increase in transportation costs and increased product costs or lost sales; intense industry competition; the ability to accurately forecast demand for products; the Company's ability to gauge consumer preferences and product trends, and to respond to constantly changing markets; the Company's ability to maintain the images of its brands; disruption and volatility in the global capital and credit markets and its impact on the Company's ability to obtain short-term or long-term financing on favorable terms; the Company maintaining satisfactory credit ratings; restrictions on the Company's business relating to its debt obligations; increasing pressure on margins; e-commerce operations through the Company's direct-to-consumer business; the financial difficulty experienced by the retail industry; possible goodwill and other asset impairment; the ability to implement the Company's business strategy; the stability of manufacturing facilities and foreign suppliers; fluctuations in wage rates and the price, availability and quality of raw materials and contracted products,

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 40

including as a result of tariffs and reciprocal tariffs; the reliance on a limited number of suppliers for raw material sourcing and the ability to obtain raw materials on a timely basis or in sufficient quantity or quality; disruption to distribution systems; seasonality; unseasonal or severe weather conditions; potential challenges with the Company's implementation of Project Jeanius; the Company's and its vendors' ability to maintain the strength and security of information technology systems; the risk that facilities and systems and those of third-party service providers may be vulnerable to and unable to anticipate or detect data security breaches and data or financial loss or maintain operational performance; ability to properly collect, use, manage and secure consumer and employee data; legal, regulatory, political and economic risks; the impact of climate change and related legislative and regulatory responses; stakeholder response to sustainability issues, including those related to climate change; compliance with anti-bribery, anti-corruption and anti-money laundering laws by the Company and third-party suppliers and manufacturers; changes in tax laws and liabilities; the costs of compliance with or the violation of national, state and local laws and regulations for environmental, consumer protection, employment, privacy, safety and other matters; continuity of members of management; labor relations; the ability to protect trademarks and other intellectual property rights; the ability of the Company's licensees to generate expected sales and maintain the value of the Company’s brands; volatility in the price and trading volume of the Company's common stock; anti-takeover provisions in the Company's organizational documents; market conditions, timing and ability to institute an appropriate Accelerated Share Repurchase program; and general fluctuations in the amount and frequency under our share repurchases. Many of the foregoing risks and uncertainties will be exacerbated by any worsening of the global business and economic environment.
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
(b) Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended October 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

41 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and lawsuits arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS
Careful consideration of the risk factors set forth under Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report on Form 10-K should be made. Except for the addition of the risk factor set forth below, there have been no material changes to the risk factors from those disclosed in Part I, Item 1A of our 2025 Annual Report on Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Third quarter fiscal 2026	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Dollar value of shares that may yet be purchased under the program
July 5 - August 1	—	$—	—	$700,000,061
August 2 - August 29	238,358	83.88	238,358	680,000,156
August 30 - October 3	—	—	—	680,000,156
Total	238,358	$83.88	238,358
(1) On May 6, 2026, the Company announced that its Board of Directors approved a new share repurchase program (the "2026 Repurchase Program"). The 2026 Repurchase Program authorizes the repurchase of up to $750.0 million of the Company's outstanding Common Stock through open market or privately negotiated transactions. The 2026 Repurchase Program does not have an expiration date but may be suspended, modified or terminated at any time without prior notice.

ITEM 5. OTHER INFORMATION
(c) During the three months ended September 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 42

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

43 Kontoor Brands, Inc. Q3 FY26 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTOOR BRANDS, INC.
(Registrant)

Date: November 5, 2026	By:	/s/ Joseph A. Alkire
Joseph A. Alkire
President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Andrew L. Taylor
Andrew L. Taylor
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Kontoor Brands, Inc. Q3 FY26 Form 10-Q 44